Form 10-K/A
period 1995-12-31
BIOSAFE INTERNATIONAL INC
filed 1996-05-16
CIK 847468

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

                         Commission file number 0-25998

                           BIOSAFE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                              --------------------

                   Nevada                                     95-4203626
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)

              10 Fawcett Street
          Cambridge, Massachusetts                               02138
  (Address of principal executive offices)                    (Zip Code)

                                 (617) 497-4500
              (Registrant's telephone number, including area code)

                              --------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, $.001 par value per share
                      Series A Warrants
                      Series C Warrants
                      Series D Warrants
                      Series E Warrants
                      Placement Agent Warrants

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X      No
                                                               -----      -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

        As of April 29, 1996, the market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $26,020,643.

        The number of shares of the Registrant's common stock, par value $.001 per share, outstanding as of April 29, 1996 was 11,759,254.

EXPLANATORY NOTE:  This amendment amends the Form 10-K filed with the Securities
- - ----------------   and Exchange Commission on May 7, 1996.  Items 10, 11, 12
                   13, and 14 have been changed.

                                     PART I

ITEMS 1 - 9

         Items 1 - 9 are unchanged.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Information Regarding Directors and Executive Officers
- - ------------------------------------------------------

         The following table and biographical descriptions set forth certain information as of April 29, 1996 with respect to the seven Nominees for election as directors at the Annual Meeting and the executive officers who are not directors, based on information furnished to the Company by each director and officer. The following information is as of April 29, 1996, unless otherwise specified.

                                      DIRECTORS
                                      ---------
                                                          AMOUNT AND NATURE OF
                                           DIRECTOR       BENEFICIAL OWNERSHIP       PERCENT
                NAME                          AGE                SINCE              OF COMMON
- - -------------------------------------         ---                -----              ---------
STOCK         OF CLASS
- - -----         --------
Jay Matulich                       42        1995                  7,600                  *
Philip Strauss                     48        1996                      0                 0%
Richard S. Golub                   45        1996                 19,688                  *
William B. Philipbar               71        1996                      0                 0%
Daniel J. Shannon                  62        1994                 10,938                  *
Dr. Barry Simmons                  56        1990                 216,249              1.8%
Bill G. Taylor                     71        1990                211,000               1.8%

- - --------------

* Less than one percent.

Nominees for Election at 1996 Annual Meeting -- Term to Expire in 1997
- - ----------------------------------------------------------------------

         Jay J. Matulich. Since October 1994, Mr. Matulich has been a Senior Vice President of Capital Growth International LLC, formerly U.S. Sachem Financial Consultants, L.P. ("Capital Growth"). From May 1990 to October 1994, Mr. Matulich was a Vice President of Gruntal & Co., Incorporated, investment bankers. Mr. Matulich was elected to the Board of Directors in March 1995 pursuant to an agreement between the Company and Capital Growth, in connection with Capital Growth's role as placement agent for certain securities of the Company. This agreement requires that Mr. Matulich be nominated for election to at least three one-year terms.

         Philip Strauss. Mr. Strauss has been the Chief Executive Officer, Chief Operating and Treasurer since March 27, 1996 and previously had been Executive Vice President and Chief Operating Officer of the Company since September 1995. He has 24 years of experience in project, business and corporate development. Mr. Strauss was co-founder of BioMedical Waste Systems, Inc., a publicly-held waste management firm, where he served as Executive Vice President from its inception in 1987 until May 1993 and as a Director from inception until May 1994.

         Richard S. Golub. Mr. Golub has been a Director of the Company since May 8, 1996. He is President of Worldwide Information Systems, a private consulting and publishing company in the environmental technology industry. Through Worldwide Information Systems and his two newsletters, Hazardous Materials Update Report and Oil Pollution Bulletin, Mr. Golub advises businesses on development, marketing and financing issues. He is also founder and chairman of the Environmental Business Conferences, which organizes biannual forums of issues in the environmental industry. He is a member of the Environmental Advisory Board of Charles River Partnership IV, a venture capital fund that invests in the environmental industry.

         William B. Philipbar. Mr. Philipbar has been a Director of the Company since May 8, 1996. He is currently a director of Matlack Systems, Inc., Rollins Leasing Corp., Rollins Environmental Services, Inc. and Consolidated Waste Systems. Until 1995 he was also a director of Charles River Ventures, a company that he continues to serve as an advisor.

         Daniel J. Shannon.. Mr. Shannon has been a Director of the Company since 1994. He is a certified public accountant with experience in public and private finance, public service, health care, and pension management. Mr. Shannon is currently Director of LaSalle Street Capital Management, Ltd. ("LaSalle Capital"), a subsidiary of LaSalle National Trust, a financial institution headquartered in Chicago, Illinois. Mr. Shannon's duties as Director of LaSalle Capital are primarily those of an advisor to clients in the marketing of investment products.

         Dr. Barry Simmons. Dr. Simmons has been a Director of the Company since 1990. He is an orthopedic surgeon and has been associated with Brigham Orthopedic Associates, Inc. at the Brigham and Women's Hospital since 1974. Dr. Simmons has been the Chief, Hand Surgery Service, at both Brigham and Women's Hospital and Children's Hospital Medical Center since 1982. In 1985, Dr. Simmons was appointed an Associate Clinical Professor of Orthopedic Surgery at Harvard Medical School, and in that same year, he began his association with Waterville Valley Medical Associates, Inc. situated at the Waterville Valley Ski Area.

         Bill G. Taylor. Mr. Taylor has been a Director of the Company since 1990. He is a private investor and was President and Chief Operating Officer of The Halliburton Services Company and Executive Vice President of The Halliburton Company. Mr. Taylor has over 40 years of diverse operating experience in large organizations.

Senior Executive Officers Who Are Not Directors
- - -----------------------------------------------

         Robert Rivkin. Mr. Rivkin, 37, a Certified Public Accountant, has been Vice President of BioSafe since June 1994, Chief Financial Officer since January 1995 and Secretary since May 1995. Prior to joining BioSafe, Mr. Rivkin was a principal at Envirovision Group Inc. ("EGI"), a full service environmental engineering, consulting and contracting company, where he was responsible for marketing and strategic planning, finance and overall business management.

         S. Russell Sylva. Mr. Sylva, 57, has been a Vice President of BioSafe in charge of regulatory affairs and government relations since 1993. From 1988 to 1993, Mr. Sylva was a Vice President of MFA/Environmental, Inc., where he managed the development of the first fully privatized municipal sludge composting facility in Massachusetts. Mr. Sylva is a former Assistant Secretary for Environmental Affairs and Commissioner of the Department of Environmental Protection for the Commonwealth of Massachusetts.

The Board of Directors and Its Committees
- - -----------------------------------------

Board of Directors. The Company is currently managed by a seven-member Board of Directors, a majority of whom are independent of the Company's management. Each director will hold office for the one-year term to which he is elected and until his successor is duly elected and qualified.

         The Board of Directors held ten meetings during fiscal year 1995. Each of the directors attended at least 75% of the total number of meetings of the Board of Directors and of the committees of the Company of which he was a member.

         The Board of Directors has appointed a Compensation Committee and an Executive Committee.

         Compensation Committee. The Compensation Committee, which consisted of Jay Matulich and James Baker as of December 31, 1995, makes recommendations and exercises all powers of the Board of Directors in connection with certain compensation matters, including incentive compensation and benefit plans. The Compensation Committee administers, and has authority to grant awards under, the BioSafe International, Inc. 1995 Stock Option and Incentive Plan (the "Plan") to the employee directors and management of the Company and its subsidiaries and other key employees. The Compensation Committee met once in 1995.

         Executive Committee. The Executive Committee, which consists of Messrs. Matulich, Shannon and Taylor, is authorized to manage and direct the affairs of the Company between meetings of the Board of Directors, subject to limitations imposed by applicable law and other resolutions of the Board of Directors.

Compliance with Section 16(a) of the Exchange Act
- - -------------------------------------------------

       Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and the Nasdaq Small-Cap Market. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1995, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were satisfied, except that Dr. Richard Rosen inadvertently filed a Form 4 Statement of Changes in Beneficial Ownership, which was due by August 10, 1995, approximately 40 days late.

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation
- - ---------------------

       Pursuant to a Resolution adopted by the Directors in January 1996, the Company is not paying cash compensation to its Directors. Non-Employee Directors are entitled to stock option grants under the 1995 Stock Option Plan for Non-Employee Directors, described under Proposal III. The Board may reconsider the payment of cash compensation to Directors at a future date.

Executive Compensation
- - ----------------------

       Summary Compensation Table. The following table sets forth the aggregate cash compensation paid by the Company with respect to the fiscal years ended December 31, 1995, 1994 and 1993 to the Company's Chief Executive Officer and each of the other two most senior executive officers in office on December 31, 1995 who earned at least $100,000 in cash compensation during 1995 (the "Named Executive Officers"). The amounts set forth for the periods prior to March 29, 1995 were paid by BioSafe, Inc. for services rendered to BioSafe, Inc. The Company had no operations and paid no compensation to its management prior to March 29, 1995, when the Company acquired BioSafe, Inc. On that date, the previous management of the Company resigned and the current members of management, as described herein, assumed their present positions.


                               SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                                           COMPENSATION
                                                                              AWARDS
                                                           ANNUAL          ------------
                                                        COMPENSATION          SHARES
                                                        ------------        UNDERLYING
NAME AND PRINCIPAL POSITION                    YEAR        SALARY             OPTIONS
                                                             ($)                (#)
- - ----------------------------------             ----     ------------       ------------

Richard H. Rosen (1)                           1995        180,000                  0
Chief Executive Officer, President             1994        180,000            175,000
and Treasurer                                  1993        180,000                  0

Robert Rivkin                                  1995        150,000                  0
Vice President, Chief Financial                1994         75,000(2)          43,750
Officer and Secretary                          1993            (2)                (2)

S. Russell Sylva                               1995        110,000                  0
Vice President                                 1994        110,000             43,750
                                               1993            (3)                (3)

- - -----------------

(1) Dr. Richard H. Rosen resigned from all offices and positions with the Company on March 27, 1996.

(2)    Mr. Rivkin joined the Company in 1994.

(3)    Mr. Sylva joined the Company in 1993.

     Option Grants in Fiscal Year 1995. No options were granted with respect to the fiscal year ended December 31, 1995 to the Company's Named Executive Officers.

     Option Exercises and Year-End Holdings. The following table sets forth the options exercised during fiscal year 1995 and the value of the options held on December 31, 1995 by the Company's Named Executive Officers.

                                  AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1995
                                      AND FISCAL YEAR-END 1995 OPTION VALUES

                                                                          NUMBER OF
                                                                         SECURITIES                 VALUE OF
                                                                         UNDERLYING                UNEXERCISED
                                                                         UNEXERCISED              IN-THE-MONEY
                                                                           OPTIONS                   OPTIONS
                                                                          AT FISCAL                 AT FISCAL
                                                                        YEAR-END (#)              YEAR-END ($)
                                 SHARES                                 ------------              ------------
                               ACQUIRED ON              VALUE           EXERCISABLE/              EXERCISABLE/
NAME                          EXERCISE (#)          REALIZED ($)        UNEXERCISABLE             UNEXERCISABLE
- - ----------------              ------------          ------------      -----------------         -----------------
Richard H. Rosen                    0                     0           43,750/131,250(1)         95,703/287,109(1)
Robert S. Rivkin                    0                     0               43,750/0                  95,703/0
S. Russell Sylva                    0                     0               43,750/0                  95,703/0

- - ------------

(1) These options expire 90 days from Dr. Rosen's resignation on March 27, 1996.


Employment Agreements.
- - ---------------------

         As of December 31, 1995, the Company was a party to employment agreements with each of Dr. Rosen, Mr. Rivkin and Mr. Sylva. Dr. Rosen's employment agreement expired by its own terms in March 1996, and he subsequently resigned from the Company. The terms of the Company's employment agreements with the remaining Named Executive Officers (collectively, the "Current Senior Executives"), provide (i) that Mr. Rivkin receive a salary of $150,000 per year and Mr. Sylva receive a salary of $110,000 per year (Mr. Sylva's salary was increased to $125,000 per year effective January 1996); and (ii) that each of the Current Senior Executives agree not to compete with BioSafe following termination of his employment by BioSafe for a period of one year following such termination. The terms of these agreements provide that they shall continue in effect until terminated by either party, which right BioSafe may exercise with or without cause at any time, which right such executive may exercise on 90 days' written notice at any time in the case of Mr. Sylva and on 30 days' written notice at any time in the case of Mr. Rivkin.

Stock Performance Graph
- - -----------------------

        The Securities and Exchange Commission requires the Company to present a chart comparing the cumulative total shareholder return on its Common Stock with the cumulative total shareholder return of (i) a broad equity market index and
(ii) a published industry index or peer group. Although such a chart would normally be for a five-year period, the Common Stock has been listed on the Nasdaq Small-Cap Market only since November 14, 1995 and, as a result, the following chart reflects only the period during which the Common Stock has been listed on that market. The chart compares the Common Stock with (i) the Media General Nasdaq Market Value Index (the "Nasdaq Index") and (ii) the Media General Waste Management Industry Index (the "Waste Management Index"). The total return for each of the Common Stock, the Nasdaq Index and the Waste Management Index assumes the reinvestment of dividends, although dividends have not been declared on the Company's Common Stock. This chart assumes an investment of $100 on November 14, 1995 in each of the Common Stock, the stocks comprising the Nasdaq Index and the stocks comprising the Waste Management Index. The Nasdaq Index tracks the aggregate price performance of all domestic equity securities traded on the Nasdaq Market.


          COMPARISON OF CUMULATIVE TOTAL RETURN OF COMPANY, INDUSTRY
                           INDEX AND BROAD MARKET



- - -----------------------------------------------------------------------------
                                                       11/14/95     12/31/95
- - -----------------------------------------------------------------------------
BIOSAFE INTERNAT INC                                    $100.00      $ 89.33
INDUSTRY INDEX                                          $100.00      $107.37
BROAD MARKET                                            $100.00      $101.13
- - ----------------------------------------------------------------------------

Report of the Compensation Committee
- - ------------------------------------

        The Compensation Committee's executive compensation philosophy is to establish competitive levels of compensation, link management's pay to the achievement of the Company's performance goals, and enable the Company to attract and retain qualified management. The Company's compensation policies seek to align the financial interests of senior management of the Company with those of the stockholders.

        Base Salary. The Company has established base salary levels for senior management based on a number of factors, including market salaries for such positions, the responsibilities of the position, the experience, and the required knowledge of the individual. The Compensation Committee attempts to fix base salaries on a basis generally in line with base salary levels for comparable companies.

        Incentive Stock. During each fiscal year the non-employee directors who are members of the Compensation Committee may consider granting senior executives of the Company awards under the Plan. Such awards are based on various factors, including both corporate and individual performance during the preceding year and incentives to reach certain goals during future years.

        Compensation of the Chief Executive Officer and Other Named Executive Officers. The Chief Executive Officer's 1995 base compensation of $180,000 per annum was determined by the terms of a 1993 employment agreement. No cash bonus or stock options were granted to the Chief Executive Officer or any of the Named Executive Officers with respect to fiscal 1995, which reflects the Committee's recognition that the Company experienced a substantial net loss during fiscal 1995.

Submitted by the Compensation Committee:

        Jay Matulich

(James Baker, who had served as a Director of the Company and a member of the Compensation Committee during 1995, resigned from the Board of Directors on December 30, 1995.)

Compensation Committee Interlocks and Insider Participation
- - -----------------------------------------------------------

         The Board of Directors has not yet appointed a member to join Mr. Matulich on the Compensation Committee after the resignation of Mr. Baker from the Board of Directors on December 30, 1995. No member of the Compensation Committee has served as an officer of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders
- - ----------------------

         The following table presents information as to all directors and senior executive officers of the Company as of April 29, 1996 and persons or entities known to the Company to be beneficial owners of more than 5% of the Company's Common Stock as of December 31, 1995, unless otherwise indicated, based on representations of officers and directors of the Company and filings received by the Company on Schedules 13D and 13G or Form 13F under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All such information was provided by the stockholders listed and reflects their beneficial ownership known by the Company on April 29, 1996.

                                                   BENEFICIAL OWNERSHIP
                                                   --------------------

                  DIRECTORS, OFFICERS                      SHARES                     PERCENT
                  AND 5% SHAREHOLDERS(1)                    OWNED                     OF CLASS
                  ----------------------                    -----                     --------
                  Philip Strauss                             0                            0

                  Robert Rivkin(2)                          44,625                        *

                  S. Russell Sylva(2)                       45,063                        *

                  Bill G. Taylor                           211,000                      1.8%

                  Dr. Barry Simmons(3)                     216,249                      1.8%

                  Daniel J. Shannon(4)                      10,938                        *

                  Jay Matulich(5)                            7,600                        *

                  All directors and officers as a
                  group (7 persons)                        308,318                      2.6%

                  Dr. Richard Rosen(6)(7)                1,423,459                     12.1%
                   162 Washington Street
                  Belmont, MA 02178

                  Ms. Marguerite Piret(6)(8)               827,925                      7.0%
                   162 Washington Street
                  Belmont, MA 02178

                  Liviakis Financial
                  Communications, Inc.                     920,000                      7.8%
                  2118 P Street, Suite C
                  Sacramento, CA 95816

- - -------------------------

*    less than 1%

(1) The persons named in the above table have sole voting and investing power with respect to all shares shown as beneficially owned by them subject to community property laws where applicable and the information contained in footnotes to this table.

(2) Includes 43,750 shares subject to stock options which are fully vested and currently exercisable.

(3) Includes 16,624 shares of Common Stock held by Dr. Simmons' immediate family, including two minor children and one adult child, of which shares he disclaims beneficial ownership.

(4) Includes 10,938 shares subject to stock options which are fully vested and currently exercisable.

(5) Shareholdings do not include shares and warrants held by Capital Growth International, L.P., of which Mr. Matulich disclaims beneficial ownership.

(6) Dr. Rosen and Ms. Piret are husband and wife. Each disclaims beneficial ownership of the shares held by the other.

(7) Includes 262,500 shares of Common Stock held by Dr. Rosen's two children, of which shares he disclaims beneficial ownership. One child, who holds 131,250 shares of Common Stock, is a minor, and the other is not. Also includes 43,750 shares subject to stock options which are fully vested and currently exercisable.

(8) Includes 262,500 shares of Common Stock held by Ms. Piret's two children, of which shares she disclaims beneficial ownership. One child, who holds 131,250 shares of Common Stock, is a minor, and the other is not.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Transactions
- - --------------------------------------

         Jay Matulich, a Director of the Company, is a Senior Vice President of Capital Growth, which holds 175,000 shares of Common Stock and 57,745 Placement Agent Warrants at an exercise price of $2.30 per share. Capital Growth received these securities, together with a gross fee of $808,000, as consideration for placement agent services rendered on behalf of the Company during March and April 1995. Capital Growth was also the placement agent for the private placement of Units consisting of convertible debentures and Series F Warrants to overseas investors. In connection with this overseas offering, Capital Growth received a fee calculated as 8% of gross proceeds, resulting in approximately $896,000, and 700,563 warrants to purchase shares of the Company's Common Stock at an exercise price of $10.00 per share. Mr. Golub, a Nominee, received 17,000 of these warrants from Capital Growth for services he rendered to Capital Growth during 1995. Through March 29, 1996, Capital Growth also has a continuing relationship with the Company pursuant to which Capital Growth provided advisory and investment banking services to the Company, principally in connection with financing matters. The Company paid Capital Growth $4,500 per month for such services, beginning on March 29, 1995. The terms of this relationship were comparable to terms that would have been obtainable from unaffiliated sources.

         Liviakis Financial Communications, Inc. ("Liviakis") holds 920,000 shares of Common Stock, which amounts to more than 5% of the currently outstanding shares of Common Stock. Liviakis has entered into a consulting agreement with the Company which terminates March 29, 1997. Under this agreement, Liviakis will assist the Company in matters concerning financial communications, investor relations and corporate finance. Liviakis was not affiliated with the Company immediately before the date of the consulting agreement. In addition, as continuing compensation for such services, the Company will issue 10,000 shares of Common Stock every four months to Liviakis until March 1997.

         Newbury, Piret & Co., Inc., of which Marguerite Piret, a current Director of the Company but not a Nominee, is a principal, has provided investment banking services to the Company in connection with specific identified projects upon request by the Company when a need for specialized services available from that firm existed. Compensation in connection with any such projects is based on hourly rates. The terms of this relationship are comparable to terms that would have been obtainable from unaffiliated sources.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  Exhibits

                Exhibit No.     Description
                -----------     -----------
                3(i).1          Articles of Incorporation of the Company. (Incorporated by reference to Exhibit No. 3(i).1 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
                3(i).2          Articles of Amendment to Articles of Incorporation of the Company. (Incorporated by
                                reference to Exhibit No. 3(i).2 to the Registration Statement on Form S-1 of BioSafe
                                International, Inc., No. 33-93966.)
                3(i).3          Certificate of Incorporation of BioSafe, Inc., as amended. (Incorporated by reference to
                                Exhibit No. 3(i).3 to the Registration Statement on Form S-1 of BioSafe International, Inc.,
                                No. 33-93966.)
                3(ii).1         Bylaws of the Company, as amended on March 26, 1996. (Incorporated by reference to Exhibit No.
                                3(ii).1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 of
                                BioSafe International, Inc., Commission file number 0-25998, as filed prior to this
                                Amendment.)
                3(ii).2         Bylaws of BioSafe, Inc. (Incorporated by reference to Exhibit No. 3(ii).2 to the Registration
                                Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
                4.1             Form of Series A Warrant Certificate. (Incorporated by reference to Exhibit 4.1 to the
                                Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
                4.2             Series A Warrant Agreement. (Incorporated by reference to Exhibit No. 4.2 to the Registration
                                Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
                4.3             Form of Series C Warrant Certificate. (Incorporated by reference to Exhibit No. 4.3 to the
                                Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
                4.4             Series C and Series D Warrant Agreement. (Incorporated by reference to Exhibit No. 4.4 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
                4.5             Form of Series D Warrant Certificate. (Incorporated by reference to Exhibit No. 4.5 to the
                                Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
                4.6             Series D Warrant Agreement. (Incorporated by reference to Exhibit No. 4.6 to the Registration
                                Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
                4.7             Form of Series E Warrant Certificate. (Incorporated by reference to Exhibit No. 4.7 to the
                                Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
                4.8             Series E Warrant Agreement. (Incorporated by reference to Exhibit No. 4.8 to the Registration
                                Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
                4.9             Form of Placement Agent Warrant. (Incorporated by reference to Exhibit No. 4.9 to the Registration
                                Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
                4.10            Form of Series F. Warrant Certficate. (Incorporated by reference to Exhibit No. 4.10 to the Annual
                                Report on Form 10-K for the fiscal year ended December 31, 1995 of BioSafe International, Inc.
                                Commission file number 0-25998, as filed prior to this Amendment.)
                4.11            Series F Warrant Agreement. (Incorporated by reference to Exhibit No. 4.11 to the Annual
                                Report on Form 10-K for the fiscal year ended December 31, 1995 of BioSafe International, Inc.
                                Commission file number 0-25998, as filed prior to this Amendment.)
                10.1            Amended and Restated Joint Venture Agreement between BioSafe, Inc. and BioMed Environmental Systems,
                                Inc. dated December 24, 1992. (Incorporated by reference to Exhibit No. 10.1 to the Registration
                                Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
                10.2            Agreement between BioSafe, Inc. and the Town of Fairhaven, Massachusetts, dated July 24, 1995.
                                (Incorporated by reference to Exhibit No. 10.2 to the Registration Statement on Form S-1 of
                                BioSafe International, Inc., No. 33-93966.)
                10.3            Letter Agreement from the Town of Fairhaven to the Company, dated June 30, 1995. (Incorporated by reference to Exhibit No. 10.3 to the Registration Statement on Form S-1 of BioSafe International,
                                Inc., No. 33-93966.)
                10.4            Agreement and Plan of Merger dated as of March 17, 1995, among the Company, Zoe Resources, Inc., certain stockholders of the Company and BioSafe, Inc. (Incorporated by Reference to Exhibit 2.1 of
                                the Company's Current Report on Form 8-K, dated March 29, 1995.)
                10.5            1995 Stock Option Plan (Incorporated by Reference to Exhibit 10.1 of the Company's Current Report
                                on Form 8-K, dated March 29, 1995.)
                10.6            Employment Agreement between S. Russell Sylva and the Company. (Incorporated by reference to
                                Exhibit No. 10.7 to the Registration Statement on Form S-1 of BioSafe International, Inc., No.
                                33-93966.)
                10.7            Employment Agreement between Robert Rivkin and the Company. (Incorporated by reference to
                                Exhibit No. 10.8 to the Registration Statement on Form S-1 of BioSafe International, Inc., No.
                                33-93966.)
                10.8            Selling Agreement between the Company and U.S. Sachem Financial Consultants, L.P., dated March
                                29, 1995 (Incorporated by reference to Exhibit No. 10.9 to the Registration Statement on Form S-1
                                of BioSafe International, Inc., No. 33-93966.)
                10.9            Consulting Agreement between the Company and Liviakis Financial Communications, Inc. dated
                                February 1, 1995. (Incorporated by reference to Exhibit No. 10.10 to the Registration Statement on
                                Form S-1 of BioSafe International, Inc., No. 33-93966.)
                10.10           Agreement between BioSafe, Inc. and Waste Management of Rhode Island, Inc., dated July 31, 1995.
                                (Incorporated by reference to Exhibit No. 10.11 to the Registration Statement on Form S-1 of
                                BioSafe International, Inc., No. 33-93966.)
                10.11           Agreement between BioSafe, Inc. and the Town of South Hadley, Massachusetts, dated August 22, 1995.
                                (Incorporated by reference to Exhibit No. 10.12 to the Registration Statement on Form S-1 of
                                BioSafe International, Inc., No. 33-93966.)
                10.12           Agreement between BioSafe, Inc. and Janos Szombathy, dated April 4, 1995. (Incorporated by reference to Exhibit No. 10.13 to the Registration Statement on Form S-1 of BioSafe International, Inc., No.
                                33-93966.)
                10.13           USA Tire Recycling, LLC Pre-Formation Agreement between Michael A. Bowers and BioSafe, Inc., dated
                                April 3, 1995. (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form
                                S-1 of BioSafe International, Inc., No. 33-93966.)
                10.14           Asset Purchase and Stockholders' Agreement among BioSafe International, Inc., BioSafe Landfill
                                Technology, Inc., Cairns Associates, Inc. and Benjamin F. Cairns, dated December 28, 1995.
                                (Incorporated by reference to Exhibit No. 10.14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 of BioSafe International, Inc., Commission file number 0-25998, as filed prior to this Amendment.)
                10.15           Form of 10% Convertible, Redeemable, Subordinated Note Due 2000. (Incorporated by reference to
                                Exhibit No. 10.15 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 of BioSafe International, Inc., Commission file number 0-25998, as filed prior to this Amendment.)
                10.16           Venture Agreement and Engineering Services and License Agreement relating to BioSafe Europe, plc.
                                (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 of BioSafe International, Inc., Commission file number 0-25998, as filed prior to this Amendment.)
                10.17           BioSafe International Inc. 1995 Stock Option Plan for Non-Employee Directors. (Filed herewith.)
                16.1            Letter regarding change in certifying accountant. (Incorporated by reference to Exhibit A to the
                                Current Report on Form 8-K/A of BioSafe International, Inc., dated July 31, 1995.)
                21.1            Schedule of Subsidiaries. (Incorporated by reference to Exhibit No. 21.1 to the Registration
                                Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
                23.1            Consent of KPMG Peat Marwick LLP (Incorporated by reference to Exhibit No. 23.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 of BioSafe International, Inc.,
                                Commission file number 0-25998, as filed prior to this Amendment.)




         (b)  Financial Statement Schedules

                1.              Quarterly Results of Operations (unaudited). (Incorporated by reference to the corresponding
                                Schedule to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 of
                                BioSafe International, Inc., Commission file number 0-25998, as filed prior to this Amendment.)


        (c)  Reports on Form 8-K

                None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       BIOSAFE INTERNATIONAL, INC.

Date: May 13, 1996     By: /S/ Robert Rivkin
                           -----------------------------------------------------
                           Robert Rivkin
                           Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)