Form 10-Q
period 1996-03-31
BIOSAFE INTERNATIONAL INC
filed 1996-06-07
CIK 847468

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q


                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1996



                             COMMISSION FILE NUMBER
                                   0 - 25998



                           BIOSAFE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            NEVADA                                            95-4203626
(State or Other Jurisdiction                                (I.R.S Employer
of Incorporation or Organization)                           Identification No.)




                10 FAWCETT STREET, CAMBRIDGE, MASSACHUSETTS 02138
          (Address of principal executive offices, including zip code)

                                 (617) 497-4500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days

                                   Yes  X   No    .
                                       ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                CLASS                        OUTSTANDING AS OF MAY 30, 1996
                -----                        ------------------------------
    Common Stock, $.001 par value                      11,759,254

                            BIOSAFE INTERNATIONAL, INC.
                            ---------------------------

        Index to Contents                                              Page No.
        -----------------                                              --------

Part I  Financial Information

        Item I.  Financial Statements:

            Consolidated Balance Sheets as of March 31, 1996
                 and December 31, 1995                                   1 - 2

            Consolidated Statements of Operations for the
                 Three Months Ended March 31, 1996 and 1995,
                 and for the period from April 23,1990,
                 (inception) to March 31, 1996                             3

            Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 1996 and 1995,
                 and for the period from April 23, 1990
                 (inception) to March 31, 1996                             4

            Notes to Consolidated Financial Statements                   5 - 12



        Item 2. Management's Discussion and Analysis of Consolidated
                 Financial Condition and Results of Operations          13 - 19



Part II Other Information

        Item 1. Legal Proceedings                                          20

        Item 2. Changes in Securities                                      20

        Item 3. Defaults on Senior Securities                              20

        Item 4. Submission of Matters to a Vote of Security Holders        20

        Item 5. Other Information                                          21

        Item 6. Exhibits and Reports on Form 8-K                           21

Signatures                                                                 22

                   BIOSAFE INTERNATIONAL,INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           Consolidated Balance Sheets


                                                March 31,    December 31,
                  Assets                          1996          1995
                  ------                      -----------    -----------
                                              (unaudited)

Current assets:
   Cash                                        $1,703,446    $ 5,237,064
   Accounts and notes receivable, net           1,359,599      2,047,065
   Prepaid expenses and other current assets      306,003        515,558
                                              -----------    -----------

      Total current assets                      3,369,048      7,799,687

Assets held for sale, net (Note 3)                456,516        505,980
Restricted cash                                   187,500        187,500
Due from former employees (Note 4)                507,193        385,425
Investment in affiliate                            20,000         10,029
Property and equipment, net (Note 5)           13,565,021     12,503,091
Prepaid consulting fees                           667,500        834,375
Deferred financing costs                        1,180,662      1,182,251
Other assets                                      116,253         99,772
                                              -----------    -----------

      Total assets                            $20,069,693    $23,508,110
                                              ===========    ===========

See accompanying notes to consolidated financial statements.

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           Consolidated Balance Sheets


                                                                  March 31,     December 31,
      Liabilities and Stockholders' Equity                          1996           1995
      ------------------------------------                      ------------    ------------
                                                                 (unaudited)

Current liabilities:
  Current portion of long-term debt and notes payable           $  1,530,870     $ 1,526,188
  Accounts payable                                                 1,478,135       3,106,134
  Accrued expenses                                                 1,620,029         698,538
  Restructuring and discontinued operations (Note 3)                 900,000               -
  Income and franchise taxes payable                                  25,000          75,535
                                                                ------------     -----------
    Total current liabilities                                      5,554,034       5,406,395

 Long-term debt and notes payable                                 11,908,951      12,266,003
 Landfill closure and post-closure costs (Note 6)                  1,500,000       1,500,000
                                                                ------------     -----------
    Total Liabilities                                             18,962,985      19,172,398
                                                                ------------     -----------

Contingencie (Note 7)

Minority interest                                                  1,037,773       1,044,111
                                                                ------------     -----------

Stockholders' equity (deficit): (Note 8)
  Common stock, $.001 par value. Authorizcd
    100,000,000 shares; 11,759,254 and
    l1,706,338 shares issued and outstanding
    at March 31, 1996 and December 31, 1995                           11,759          11,706
  Additional paid-in capital                                      12,727,010      12,607,210
  Deficit accumulated during the development stage               (12,669,834)     (9,327,315)
                                                                ------------     -----------
  Total stockholders' equity (deficit)                                68,935       3,291,601
                                                                ------------     -----------

  Total liabilities and stockholders' equity (deficit)          $ 20,069,693     $23,508,110
                                                                ============     ===========

See accompanying notes to consolidated financial statements.

                   BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      Consolidated Statements of Operations
                                   (unaudited)


                                                                                         Period from
                                                              Three Months Ended        April 23, 1990
                                                          ---------------------------  (inception) to
                                                            March 31,        March 31,    March 31,
                                                              1996             1995          1996
                                                          -----------        --------     -----------

Landfill revenues                                         $   417,199       $      --    $  1,761,596
                                                          -----------       ---------    ------------
Cost of landfill operations:
   Operating expenses
   Depreciation                                               228,421              --         994,433
      Total cost of landfill operations:                       43,831              --         115,480
                                                          -----------       ---------    ------------
                                                              272,252              --       1,109,913
                                                          -----------       ---------    ------------

      Gross profits                                           144,947              --         651,683

Selling, general and administrative expenses                1,169,060         580,922      10,183,259
Amortization of prepaid consulting fees                       166,875              --         667,500
Restructuring                                                 250,000              --         250,000
                                                          -----------       ---------    ------------

      Income (loss) from operations                        (1,440,988)       (580,922)    (10,449,076)
                                                          -----------       ---------    ------------
Other income (expense):
   Royalty and other income                                    12,070         725,000       4,937,290
   Interest income                                             73,160          16,476         457,090
   Gain on sale of assets                                          --              --         222,728
   Interest expense and financing costs                      (275,646)        (40,176)     (1,303,830)
   Equity in loss of affiliate                                (30,000)             --         (30,000)
   Write-off of accounts and notes receivable                      --              --      (2,975,001)
   Loss on investment in marketable securities                     --         (31,250)       (100,000)
   Write-off assets                                                --              --        (241,546)
                                                          -----------       ---------    ------------
       Total other income (expense)                          (220,416)        670,050         966,731
                                                          -----------       ---------    ------------
       Income (loss) before income taxes, minority
         interest and discontinued operations              (1,661,404)        (89,128)     (9,482,345)

Federal and state income tax expense                           25,000          15,000        (203,035)
                                                          -----------       ---------    ------------
       Income (loss) before minority interest
         and discontinued operations                       (1,686,404)         74,128      (9,685,380)

Minority interest                                               6,338              --          (6,678)
                                                          -----------       ---------    ------------

       Income (loss) from continuing operations            (1,680,066)         74,128      (9,692,058)

Discontinued operations (note 4)                           (1,662,453)        (52,500)     (2,977,776)
                                                          -----------       ---------    ------------

       Net income (loss)                                   (3,342,519)         21,628    $(12,669,834)
                                                                                         ============
Preferred stock dividend                                           --           9,800
                                                          -----------       ---------
       Net income (loss) available for
         common shareholders                              $(3,342,519)      $  11,828
                                                          ===========       =========

Net income (loss) per share:
        Income (loss) from continuing operations          $     (0.14)      $    0.01
        Discontinued operations                                 (0.14)           0.00
                                                          -----------       ---------
        Net income (loss) per share                       $     (0.28)      $    0.01
                                                          ===========       =========
Weighted average number of shares used in
        computation of net income (loss) per share         11,745,765       5,625,365


See accompanying notes to consolidated financial statements.

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                                Period from
                                                                                               April 23, 1990
                                                                Three months ended March 31,    (inception) to
                                                                ---------------------------        March 31,
                                                                   1996             1995             1996
                                                                   ----             ----             ----
Cash flows from operating activities:
   Net income (loss)                                            $(3,342,519)     $   21,628     $(12,669,834)
   Adjustments to reconcile net income (loss) to
     net cash used by operating activities:
       Discontinued operations                                    1,662,453                        1,662,453
       Depreciation and amortization                                285,028           3,667        1,098,421
       Deferred income taxes                                             --          15,000               --
       Loss on investment in marketable securities                       --          31,250          100,000
       Minority interest                                             (6,338)                           6,678
       Allowance for doubtful accounts                                   --                          232,145
       Write-off of accounts and notes receivable                        --              --        2,975,001
       Issuance of common stock for services                             --                          383,300
       Write-off of assets                                               --              --          241,546
       Changes in assets and liabilities:
          Accounts receivable and notes receivable                  635,766        (716,227)      (2,968,445)
          Prepaid expenses and other current assets                 209,555        (131,567)        (306,003)
          Account payable                                        (1,532,634)        (14,233)       1,751,252
          Accrued expenses                                          969,602        (127,312)       1,674,092
          Income and franchise taxes payable                        (30,526)        (98,005)          45,009
          Deferred income                                                --              --         (500,000)
                                                                -----------      ----------     ------------
    Net cash used by continuing operations                       (1,149,613)     (1,015,799)      (6,274,385)
    Net cash used by discontinued operations                       (874,238)             --         (874,238)
                                                                -----------      ----------     ------------
      Net cash used by activities                                (2,023,851)     (1,015,799)      (7,148,623)
                                                                -----------      ----------     ------------
Cash flows from investing activities:
   Assets held for sale                                              49,464              --         (341,235)
   Restricted cash                                                       --              --         (187,500)
   Receivable from One, Three, Six, Inc.                                 --              --         (800,000)
   Investment in affiliate                                           (9,971)             --          (20,000)
   Construction in progress                                        (912,710)                     (10,322,615)
   Future landfill development projects                            (138,047)             --         (407,428)
   Other property and equipment                                     (34,751)                        (992,409)
   Landfill equipment                                               (33,854)                         (65,668)
   Patents                                                               --          (4,518)         (63,385)
   Other assets                                                     (16,408)             --          (50,950)
   Licenses and permits                                                  --              --          (78,807)
                                                                -----------      ----------     ------------
         Net cash provided (used) by investing activities        (1,096,277)         (4,518)     (13,329,997)
                                                                -----------      ----------     ------------
Cash flows from financing activities:

Borrowings from notes payable and long-term debt                         --         295,698        2,266,114
   Repayment of notes payable and long-term debt                   (352,370)        (93,627)      (1,546,934)
   Net borrowings and advances
     from stockholders and related parties                         (121,768)       (402,221)         259,613
   Issuance of subordinated notes payable                                --              --       12,405,000
   Repayments of subordinated notes payable                              --        (770,500)        (790,000)
   Net proceeds from issuance of common stock                       119,853       4,709,392       10,451,509
   Redemption of preferred stock                                         --              --         (300,000)
   Preferred stock dividends                                             --          (9,800)        (117,334)
   Minority interest                                                     --              --        1,031,095
   Deferred financing and registration cost                         (59,205)         (9,825)      (1,476,997)
                                                                -----------      ----------     ------------
        Net cash provided by financing activities                  (413,490)      3,719,117       22,182,066
                                                                -----------      ----------     ------------
Increase (decrease) in cash                                      (3,533,618)      2,698,800        1,703,446
Cash, beginning of period                                         5,237,064         170,893               --
                                                                -----------      ----------     ------------
Cash, end of period                                             $ 1,703,446      $2,869,693     $  1,703,446
                                                                ===========      ==========     ============

See accompanying notes to consolidated financial statements.

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements


(1)  BASIS OF PRESENTATION

   These consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

   Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's December 31, 1995 audited financial statements and notes thereto.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Landfill Revenue Recognition
   The Company's revenues from its landfill operations consist of disposal fees
     (known as tipping fees) charged to customers. Tipping fees are recognized as revenue based on the volume or weight of solid waste disposed of at the Company's operated or owned landfill sites. The daily volume of waste disposed at the Company's disposal facilities may vary according to market and weather conditions.

   Cost of Landfill Operations
   Cost of operations includes direct labor, fuel, equipment maintenance, insurance, depreciation and amortization, depletion of landfill development costs, accruals for ongoing closure and post-closure regulatory compliance (for landfills owned) and other routine maintenance and operating costs directly related to landfill operations. Also included in cost of landfill operations are payments made to certain Towns in which each landfill is located in the form of "Host Town Fees" and "Closure Fees" (for landfills operated under management contracts), which are negotiated on a rate per ton basis as part of the contract with each Town. In such Towns, the Town is responsible for the ultimate closure and post-closure costs related to such landfills.

   Landfill Closure and Post-Closure Costs
   The Company estimates and accrues remaining closure and post-closure costs for landfills owned or acquired on a unit-of-production basis over each facility's estimated remaining airspace capacity. The Company records reserves for estimated closure and post-closure costs, as necessary, as a component of the purchase price for acquisitions using the purchase method of accounting when the acquisition is consummated.

                                                                    (Continued)

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements



    Property and Equipment
    Capitalization of landfill development costs begins with the signing of landfill management contracts for facilities operated by the Company that are not owned or upon determination by the Company of economic feasibility or extended useful life of each landfill acquired as a result of comprehensive engineering and profitability studies. Capital costs include acquisition, engineering, legal and other direct costs associated with the permitting and development of new landfills, expansions at existing landfills, and cell development. These costs are capitalized pending receipt of all necessary operating permits or commencement of operations.

    Interest is capitalized on landfill costs related to permitting, site preparation, and facility construction during the period that these assets are undergoing activities necessary for their intended use. Interest costs of $90,502 and $0 were capitalized during the three months ended March 31, 1996 and 1995, respectively.

    Landfill development costs will be depleted using the unit-of-production method, which is calculated using the total units of airspace filled during the year in relation to total estimated permitted airspace capacity. The determination of airspace usage and remaining airspace capacity is an essential component in the calculation of landfill asset depletion. The determination is performed by conducting topography surveys, generally using aerial survey techniques, of the Company's landfill facilities to determine remaining airspace capacity in each landfill. The surveys are reviewed by the Company's consulting engineers, the Company's internal operating and engineering staff, and its financial and accounting staff. Current year-end remaining airspace capacity is compared with prior year-end remaining airspace capacity to determine the amount of airspace used during the current year. The result is compared against the airspace consumption figures used during the current year for accounting purposes (primarily tipping volume) to ensure proper recording of the provision for depletion. The process of reevaluating airspace consumption did not impact results of operations for any periods presented in these consolidated financial statements.

    The Company performs assessments for each landfill of the recoverability of capitalized costs which requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in environmental regulation. It is the Company's policy to periodically review and evaluate that the benefit associated with these costs are expected to be realized and therefore capitalization and depletion is justified. Capitalized costs related to landfill development for which no future economic benefit is determined by the Company are expensed in the period in which such determination is made. There were no previously capitalized costs expensed based on such determination during the three months ended March 31, 1996 and 1995.

                                                                    (Continued)

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements



     All other property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets as follows:

            Buildings, facilities and improvements          10 to 30 years
            Vehicles and equipment                           5 to 10 years

    Earnings Per Share
    Primary earnings per common share are based on the weighted average number of common shares and dilutive common stock equivalent shares outstanding during each period. Fully diluted earnings per share have been omitted since they are either the same as primary earnings per share or are anti-dilutive.

    Reclassifications
    Certain amounts in prior year financial statements have been reclassified to conform to the 1996 presentation.

(3) RESTRUCTURING OF OPERATIONS AND ASSETS HELD FOR SALE

    On March 27, 1996, the Company announced its intention to take meaningful action to conserve cash and working capital, including the restructuring of the Company's operations to focus its resources and activities on its core business of landfill remodeling and operation.

    Restructuring Charge
    During the first quarter of 1996, the Company recorded a restructuring charge of $250,000 ($0.02 per share) for estimated restructuring costs associated with management's plan to focus on the core business of landfill remodeling and operation as announced on March 27, 1996. These costs included accruals for employee severance, non-cancelable lease commitments and professional fees. Cash flow expenditures will be funded by the Company's cash flow from operating and financing activities. The restructuring plan, when fully implemented, is expected to result in annual savings in excess of $1.0 million. The reserve is expected to be utilized by the end of 1996.

                                                                    (Continued)

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements



    Assets Held for Sale and Discontinued Operations
    During the fourth quarter of 1995, the Company recorded a non recurring charge to 1995 earnings of approximately $1.3 million primarily related to the write-down of assets to their estimated net realizable value. The aggregate carrying values of such property considered no longer necessary for the operation of the Company will be reviewed periodically and stated at the estimated net realizable value. During the first quarter of 1996, the Company recorded an additional charge of $49,464 to reduce the carrying value as of March 31, 1996. Net assets of the discontinued operations consists primarily of land of $402,500 and other property and equipment of $54,016, and are stated at their approximate net realizable value at March 31, 1996. As a result of discontinuance of these operations, the Company expects annual savings in excess of $2.0 million. The Company expects to dispose of these assets during 1996.

    On March 27, 1996, the Company ceased operations at its technology center in Woburn, Massachusetts and discharged all employees and consultants previously engaged in developing technologies with potential application in activities including the manufacture of useful materials from tires and other recycled materials, contaminated soil cleanup and recycling, industrial sludge disposal, size reduction equipment design and manufacture (the "Ancillary Technologies"), and Major Sports Fantasies, Inc. ("MSF"), a business unrelated to the environmental industry. In addition, the Company discharged certain employees involved in the Company's core landfill remodeling and operation business, including administrative, marketing and sales, and operations. No substantial revenues have been received from the technology center operations or MSF activities.

    The expenses associated with operating the Ancillary Technologies for all periods presented are reported in the accompanying reclassified consolidated financial statements of operations and cash flows under discontinued operations. In the first quarter of 1996, the Company provided a reserve of $650,000 for estimated costs directly associated with disposing of the Ancillary Technologies and MSF. In addition, included in accounts payable, accrued expenses and notes payable at March 31, 1996 are $475,466 related to liabilities of these discontinued operations. No income tax expense or benefit was recognized due to the Company's net operating loss carryforwards.

    The Company is currently maintaining ownership of its infectious medical waste disposal technology (which is fully developed and requires no further development costs), which is outside the Company's core landfill remodeling and operations business, subject to the non-exclusive purchase option described in the following paragraph.

                                                                    (Continued)






                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements


    On March 27, 1996, Dr. Richard H. Rosen resigned from the offices of
      Chairman of the Board of Directors, President, Chief Executive Officer and Treasurer of the Company and all of its subsidiaries and affiliates (see Due From Former Employees). The Board of Directors named Philip Strauss, Chief Operating Officer, to additional positions of Chief Executive Officer, President and Treasurer of the Company and named Jay Matulich as interim Chairman of the Board of Directors. In connection with Dr. Rosen's resignation, the Company granted Dr. Rosen a non-exclusive option to purchase the Company's medical waste technology, and the technology center operations described above, which are not used in the Company's core landfill remodeling and operation business, at a price to be determined by independent appraisal. The Company retains a right to accept a competing offer deemed preferable by the Company, subject to a right of first refusal by Dr. Rosen. The assets of these subsidiaries that are expected to be sold have been included in assets held for sale on the consolidated balance sheets.

(4) DUE FROM FORMER EMPLOYEES

    This represents outstanding cash advances to former employees for anticipated business-related expenses. The Company is also evaluating the potential to recover additional amounts from former employees. Certain of these amounts may be disputed and, therefore, the Company is not able to ascertain the ultimate amount of potential recoveries at this time. See note 3.

(5) PROPERTY AND EQUIPMENT

                                                        March 31,   December 31,
                                                           1996        1995
                                                           ----        ----
                                                       (unaudited)

   Construction in progress - landfills owned         $ 5,306,693    5,152,750
   Construction in progress - landfills operated        5,665,922    4,907,155
   Future landfill development projects                   407,428      269,381
   Equipment used in landfills                          1,186,500    1,152,646
   Deposit on equipment purchase                          400,000      400,000
   Buildings, facilities and improvements                 563,918      552,060
   Other property and equipment                           325,714      302,821
                                                      -----------   ----------
                                                       13,856,175   12,736,813

   Less accumulated depreciation and amortization        (291,154)    (233,722)
                                                      -----------   ----------

                                                      $13,565,021   12,503,091
                                                      ===========   ==========





                                                                    (Continued)

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

   Town of Fairhaven
   The Company entered into a management contract with the Town of Fairhaven, Massachusetts on July 24, 1994 to remodel the Town of Fairhaven landfill. On June 22, 1995, the Company commenced operations and began accepting waste at the landfill utilizing existing capacity. In addition, the Company has remodeled and constructed an initial cell and is awaiting final authorization from the Massachusetts Department of Environmental Protection ("MDEP"). Upon receipt of final authorization from MDEP, and if there is not an adverse result in the litigation referred to below, the Company will be permitted to increase daily capacity from 150 to approximately 400 tons per day ("TPD"). The contract requires the Company to pay a "Host Town Fee" of $2.00 per ton or 5% of the tipping fees for solid waste and $3.00 per ton to contribute to the Town's closure and post-closure costs, excluding waste from the Town and waste for "beneficial reuse."

   On November 8, 1995 an action was brought against various parties including the Company relating to the Fairhaven landfill. Plaintiffs are 16 residents of Fairhaven, Massachusetts who reside in the vicinity of the Fairhaven landfill. In the litigation, the plaintiffs seek an order annulling the major modification permit issued by the MDEP (the "Permit"), which authorized one phase of the landfill remodeling project claiming the MDEP violated the Massachusetts Environmental Policy Act ("MEPA") in issuing the Permit (the "MEPA Claims"). Further, the plaintiffs have brought certain common law claims against the Company for nuisance, trespass and strict liability based principally on alleged odor and dust conditions resulting from The Company's work at the Fairhaven landfill. The common law claims seek compensatory damages and injunctive relief.

   Pursuant to the Massachusetts Administrative Procedures Act, the Permit
     Appeal will be heard by a Bristol County Superior Court Judge. Plaintiffs, the MDEP, the Town and BioSafe each have submitted briefs to the Court. The Court has scheduled a hearing on the Permit Appeal for June 19, 1996. The Company has challenged all of the alleged procedural and substantive grounds asserted by the Plaintiffs for the appeal.

   OnJanuary 12, 1996, the Company filed a motion to dismiss the MEPA Claims.
     The Town filed a similar motion. The Court heard oral argument on the motions to dismiss on April 9, 1996. On May 1, 1996, the Court issued a decision on the motions to dismiss in favor of BioSafe and the Town, dismissing the MEPA Claims in their entirety.

   Plaintiffs' common law claims for nuisance, trespass and strict liability are based principally on alleged odor and dust conditions resulting from BioSafe's excavation activities at the landfill during the summer and early fall of 1995. The Company is pursuing factual discovery with regard to these claims. If the Plaintiffs pursue these claims after disposition of the Permit Appeal, a period of additional discovery and other pre-trial proceedings would take place prior to trial on the merits.

                                                                    (Continued)



                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

    Acquisition of Landfill in Moretown, Vermont
    In May 1995, the Company submitted a successful bid, through the Company's
      80%-owned subsidiary, Waste Professionals of Vermont, Inc. ("WPV"), to purchase a landfill located in Moretown, Vermont, and certain related assets at an auction conducted by the United States Bankruptcy Court for the District of Vermont. On June 2, 1995, the Bankruptcy Court entered its order authorizing and directing the sale of this landfill and certain related assets to WPV, which transaction closed on July 5, 1995.

    The Company has filed a permit application with Vermont Department of Natural Resources (VDNR) to commence operations at the landfill. Upon receipt of its permit, the Company will commence operations at approximately 400 TPD. In order for VDNR to issue a permit to the Company, the Company must provide financial assurance for estimated closure and post-closure costs of approximately $2.0 million.

    The Company's ownership of the landfill through its subsidiary, WPV, involves a greater degree of exposure to potential environmental liabilities than is involved with landfills operated under a management contract. In conjunction with the acquisition, the Company recorded $1.5 million for estimated closure and post-closure costs based on engineering estimates of the current condition of the landfill. See Note 6.

(6) LANDFILL CLOSURE AND POST-CLOSURE COSTS

    Landfills are typically developed in a series of cells, each of which is constructed, filled, and capped in sequence over the operating life of the landfill. When all cells are filled and the operating life of the landfill is over, the final cell must be capped, the entire site must be closed and post-closure care and monitoring activities begin. The Company will have material financial obligations relating to the final closure and post-closure costs of each landfill the Company owns.

    The Company has estimated as of March 31, 1996 that the total costs for final closure and post-closure of Cell I at the Moretown, Vermont landfill, including capping costs, cap maintenance, groundwater monitoring, methane gas monitoring, and leachate treatment and disposal for up to 30 years after closure, is approximately $2.0 million. Based upon the capacity of Cell I under the current applied permit and existing conditions of the landfill at acquisition, $1.5 million has been accrued at March 31, 1996. See Note 5.

                                                                    (Continued)

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements



    The Company bases its estimates for these accruals on respective State regulatory requirements, including input from its internal and external consulting engineers and interpretations of current requirements and proposed regulatory changes. The closure and post-closure requirements are established under the standards of the U.S. Environmental Protection Agency's Subtitle D regulations as implemented and applied on a state-by-state basis.

    The determination of airspace usage and remaining airspace capacity is an essential component in the calculation of closure and post-closure accruals. See Note 2.

    None of the Company's landfills are currently connected with Superfund
      National Priority Lists or potentially responsible party issues.

(7) CONTINGENCIES

    Legal Matters
    The Company is party to certain pending legal proceedings and claims.
      Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's management, after consultation with outside legal counsel, is of the opinion that the expected final outcome should not have a material adverse effect on the Company's financial position, results of operations or liquidity with the exception of certain litigation brought against the Company related to the Fairhaven Landfill. See note 5.

(8) SUBSEQUENT EVENT

    On May 31, 1996 the Company began an offering of such a number of shares of common stock under "Regulation S" of the Securities Act, as will provide the Company gross proceeds of $5.0 million. The shares are being offered and will be issued and sold at a price equal to the seventy-five percent (75%) of the average closing price of a share on the NASDAQ SmallCap Market on the first five of six trading days preceding, but not including, the date on which the shares are issued and sold in the offering.

    These shares have not been registered under the Securities Act and may not be sold in the United States without such registration or an applicable exemption from the requirement of registration

    On May 31, 1996 the Company closed gross proceeds of $1.0 million under the offering at $2.50 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This 10Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed herein.

      The Company is engaged in the business of rehabilitating landfills to permit their continued operation with increased capacity in an environmentally sound manner (referred to by the Company as "landfill remodeling"). The Company has developed technologies for size reduction and handling of waste materials for use in landfill remodeling. Prior to March 27, 1996, The Company had been actively developing other technologies with potential application in a number of business areas, including the Ancillary Technologies and Major Sports Fantasies, Inc., a business unrelated to the environmental industry. The Company is not currently allocating its resources or activities to the development or commercial exploitation of the Ancillary Technologies or Major Sports Fantasies, Inc. See Note 3 to the consolidated financial statements.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

FINANCIAL POSITION
- ------------------

      BioSafe had $1,703,000 in cash as of March 31, 1996. This represented a decrease of $3,534,000 from December 31, 1995. Working capital deficiency as of March 31, 1996 was $(2,185,000) a decrease of $4,567,000 from December 31, 1995.
This decrease was primarily due to the use of cash to fund the net loss for the three months ended March 31, 1996, additional property and equipment costs, and the restructuring and discontinued operations reserve which the Company expects to utilize by the end of 1996. See Note 3 to the Consolidated Financial Statements.

      During the three months ended March 31, 1996, the Company allocated resources to various project development and related activities. See Note 5 to the Consolidated Financial Statements. Additions to property and equipment, primarily related to landfill remodeling, of $1,119,000 were made during the three months ended March 31, 1996, including equipment purchase costs of $69,000.

      In February 1996 the Company entered into a licensing and services agreement with ScotSafe Limited, a Glasgow, Scotland company for the exclusive rights to use the Company's continuous feed autoclave medical waste processing technology in the British Isles. The Company anticipates generating revenues from this agreement beginning in the second quarter of 1996. See Note 3 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS
- ---------------------

      Through the first quarter of 1995, substantially all of the Company's revenue had been attributable to the sale and licensing of it's medical waste treatment technology to BioMedical Waste Systems, Inc. ("Biomed"). On August 31, 1995 the Company terminated it's agreement with Biomed in most territories as a result of Biomed's failure to make required payments. Revenues for the three months ended March 31, 1996 consisted of $417,000 received from operation of the Fairhaven landfill project which commenced on June 22, 1995.

      For the three months ended March 31, 1996, the net loss was ($3,343,000), as compared to net income of $22,000 during the three months ended March 31, 1995. This decrease was primarily due to the increased level of the Company's selling, general and administrative expenses, the restructuring and discontinued operations charges (See Note 3 to the Consolidated Financial Statements), and an increase of $235,000 in interest expense and financing costs, primarily related to the Fairhaven landfill and the convertible debenture issued in the fourth quarter of 1995, partially offset by net operating income from the Fairhaven landfill project.

       In addition, on March 29, 1995, the Company entered into a two-year agreement with Liviakis Financial Communications, Inc. ("Liviakis"), whereby Liviakis assists and consults with the Company on matters concerning mergers and acquisitions, corporate finance, investor relations and financial public relations. As compensation for services to be rendered by Liviakis, the Company issued 890,000 unregistered, restricted shares of Common Stock. As a result, on March 29, 1995, the Company recorded a prepaid asset of $1,335,000. The Company is amortizing this expense over the two years of the Agreement, at a rate of $167,000 per quarter

      Selling, general and administrative expenses consist of project development activities, marketing costs, salaries and benefits, and legal, accounting and other professional fees, and other administrative costs. These costs totaled $1,169,000 for the three months ended March 31, 1996. This represented an increase of 85% compared to the $633,000 incurred during the three months ended March 31, 1995. The increase was primarily associated with the development and marketing of the Company's landfill remodeling technology, the Ancillary Technologies, Major Sports Fantasies, Inc., and financing activities.

      On March 27, 1996, the Company announced its intention to take meaningful action to conserve cash and working capital, including the restructuring of the Company's operations to focus its resources and activities on its core business of landfill remodeling and operation. See Note 3 to the Consolidated Financial Statements.

THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED MARCH 31, 1994

FINANCIAL POSITION
- ------------------

      BioSafe had approximately $577,000 in cash as of March 31, 1995. This represented an increase of $406,000 over the fiscal year end December 31, 1994. Working capital as of March 31, 1995 also increased by approximately $2,580,000 as compared to the fiscal year ended December 31, 1994. This increase was largely due to the increased level of royalties from the Companies technology agreement and the raising of gross proceeds of $5,250,000 in equity. The net proceeds after placement fees and related costs was approximately $4,729,000.

RESULTS OF OPERATIONS
- ---------------------

      For the three months ended March 31, 1995 net income was $22,000 as compared to net income of $38,000 in the comparable prior year quarter, or a decrease of $16,000. The decrease is primarily due to the unrealized loss on investment in marketable securities.

      Net revenue for the three months ended March 31, 1995 were $725,000, an increase of $262,000, or approximately 57% as compared to $462,000 for the comparable prior year quarter. The increase is due to the increased level of royalties from the Company's technology agreement.

      Income from operations in the current quarter was approximately 13% of revenue as compared to approximately 19% for the comparable prior year quarter. The lower income from operations is primarily due to the increased level of the companies selling, general and administrative expenses.

      Selling, general and administrative expenses for the quarter ended March 31, 1995 was approximately 87% of revenue as compared to 81% for the comparable prior year quarter. The increase was primarily due to the Company's increased level of marketing its' proprietary `Landfill Remodeling' technology.


ENVIRONMENTAL AND REGULATORY MATTERS

      The Company and its customers operate in a highly regulated environment, and in general the Company's landfill remodeling projects, such as the Fairhaven landfill, will be required to have federal, state and/or local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, The Company or its customers may be required to obtain additional operating permits or approvals. There can be no assurance that the Company will meet all of the applicable regulatory requirements. Any delay in obtaining required permits or approvals will tend to cause delays in the Company's ability to obtain bond or other project, resulting in increases in the Company's needs to invest capital in projects prior to obtaining financing, and will also tend to reduce project returns by deferring the receipt of project revenues. In the event that the Company is required to cancel any planned project as a result of the inability to obtain required permits or other regulatory impediments, the Company may lose any investment it has made in the project up to that point, and in the case of the Fairhaven and Moretown landfill projects, have a material adverse effect on the Company's financial condition and results of operations.

      To the extent possible, the Company intends to conduct its operations in such a manner as to minimize the impact of environmental issues on operating results. As a general matter, the Company will seek to avoid projects in which it would be required to handle or dispose of hazardous waste, although it is prepared to consider projects that may involve some cleanup of previously existing hazardous waste, subject to controls designed to minimize exposure to risk of liability and to assure an economic return from the activity. The Company's landfill projects will involve the installation and operation of extensive environmental monitoring systems to enable the Company to identify and deal with any potential environmental problems, which systems have already been implemented at the Fairhaven and Moretown landfill projects. The cost of installing these systems will be included in the Company's total investment in the project. The Company's contract for the Fairhaven landfill project requires the Town, as owner of the landfill, to pay for the ultimate cost of closing the landfill, and provides for a set-aside of a part of the Town's share of project revenues to establish a sinking fund for payment of closure costs, so that the Company will not be required to establish any reserves for this purpose. The Company intends to implement similar arrangements for closure costs in its agreements for other landfill projects which it may enter into in the future. The Company's ownership of the Moretown landfill through its subsidiary, Waste Professionals of Vermont, Inc., involves a greater degree of exposure to potential environmental liabilities than is involved with landfills operated under a management contract. In conjunction with the acquisition of the Moretown project, the Company recorded $1.5 million in estimated closure and post-closure costs based on engineering estimates of the current condition of the landfill. See Note 6 to the Consolidated Financial Statements.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

      Initial Commercialization Stage; Limited Operating History. To date, although the Company has conducted significant testing of methods and processes based on its size reduction and materials handling technology, and has gained substantial experience in connection with the development and operation of the Fairhaven landfill project to date, the Company has not yet carried through a landfill remodeling project to completion. Final development and operation may be subject to engineering and construction problems such as cost overruns and start-up delays resulting from technical or mechanical problems, unfavorable conditions in the equipment or labor market, or environmental permitting and other regulatory problems, as well as other possible adverse factors. There can be no assurance that the Company will be successful in developing and implementing commercial landfill remodeling projects, or that any such development can be accomplished without excessive cost or delay.

      Operating Losses and Accumulated Deficit; Uncertainty of Future Profitability. The Company had an accumulated operating deficit at March 31, 1996 of $12,670,000. Prospects for future profitability are heavily dependent on the success of the Company's landfill remodeling projects. There can be no assurance that the Company will generate sufficient revenue to be profitable or, if profitable, to maintain profitability in future years.

      Risks of Limited Liquidity. The Company has limited liquidity in relation to its short-term capital commitments and operating cash requirements. The Company's ability to satisfy its commitments and operating requirements is dependent on a number of pending financing activities which are not assured of successful completion. Any failure of the Company to obtain sufficient financing in the short run would have a materially adverse effect on the Company's financial condition and operations.

      Potential Environmental Liability and Adverse Effect of Environmental Regulation. The Company's business exposes it to the risk that it will be held liable if harmful substances escape into the environment as a result of its operations and cause damages or injuries. Moreover, federal, state and local environmental legislation and regulations require substantial expenditures and impose significant liabilities for noncompliance.

      Future Capital will be Required. The Company will require substantial funds to complete and bring to commercial viability all of its currently planned projects.

      Unpredictability of Patent Protection and Proprietary Technology. The Company's success depends, in part, on its ability to obtain and enforce patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. While the Company has been issued a U.S. patent and certain related foreign patents on certain of its size reduction and materials handling technology, with particular reference to landfill remodeling and on its CFA medical waste treatment system, there can be no assurance that others will not independently develop similar or superior technologies, duplicate any of the Company's processes or design around any processes on which the Company has or may obtain patents. In addition, it is possible that third parties may have or acquire licenses for other technology that the Company may use or desire to use, so that it may need to acquire licenses to, or to contest the validity of, such patents of third parties relating to the Company's technology. There can be no assurance that any license required under such patents would be made available to the Company on acceptable terms, if at all, or that it would prevail in any such context. Moreover, the Company could incur substantial costs in defending itself in suits brought against it or in bringing suits against other parties related to patent matters.

      In addition to patent protection, the Company also relies on trade secrets, proprietary know-how and technology which it seeks to protect, and confidentiality agreements with its collaborators, employees and consultants. There can be no assurance that these agreements and other steps taken by the Company will be effective to protect it's technology against unauthorized use by others.

LIQUIDITY AND CAPITAL RESOURCES

      To date, the Company has financed its activities primarily through the issuance of equity securities and debt, including convertible notes and common stock warrants. During the year ended December 31, 1995 the Company raised net proceeds of $19,038,000 through private placements of equity securities and the issuance of long-term debt. The Company used $1,459,000 of such proceeds to repay existing indebtedness

      At present, the Company is focusing its resources and efforts on the development of its landfill remodeling business. The Company is currently engaged in a project with the Town of Fairhaven, Massachusetts to remodel its existing 28-acre landfill. Total investments in the Fairhaven landfill project through March 31, 1996 were approximately $7.0 million. The Company estimates that the total cost of development of the Fairhaven landfill project, including amounts invested to date, will be approximately $20 million. Since assuming responsibility for operation of the landfill in June 1995, the Company is receiving revenue from such operation. On October 11, 1995, the Company received a Major Modification Permit including an Authorization to Construct and remodel phase 1 of the first of three "cells" of the landfill. This permit has been challenged in state court by certain residents of the Town of Fairhaven. See "Legal Proceedings" in Item 1 and Note 5 to the Consolidated Financial Statements. Construction of phase 1 of the first cell of the Fairhaven landfill has been completed, and the Company is awaiting an Authorization to Operate from the DEP to operate the cell as planned. Additional ATCs, ATOs and other minor permits will also be required for the second phase of the first cell and for the second and third cells. The Company believes that the issuance of a permit to remodel phase 1 of the first cell reflects substantial acceptance of its remodeling approach as applied at the Fairhaven landfill by the Massachusetts environmental authorities, but no assurance can be given that further required ATCs, ATOs and other permits will be obtained on a timely basis. Pending completion of remodeling of phase one of the first cell and issuance of the ATO for this phase, the Company is operating the landfill under prior permits. Revenue received during the period of completing the remodeling is expected to cover a portion of capital requirements for project completion, although the contribution will be small in proportion to total requirements. The Company may finance the Fairhaven landfill project in large part through a sale of approximately $15.0 million in tax-exempt industrial revenue bonds, and has received initial approval from the Massachusetts Industrial Finance Authority ("MIFA") for such financing. The Company has engaged Oppenheimer & Co., Inc. as placement agent to manage and sell the bonds, and Oppenheimer has identified a potential purchaser of the bonds, although no assurance can be given that such a purchase will be consummated.

      A second landfill project involves the Moretown landfill, located in Moretown, Vermont. On July 5, 1995, WPV, a corporation 80% owned by the Company, acquired the property of the Moretown landfill, together with certain related assets. The remaining 20% of WPV is held by an individual not affiliated with the Company. The Moretown landfill was acquired from an entity in bankruptcy which had owned the real estate on which the landfill had operated pursuant to a lease. The Company's total investment in the Moretown landfill project was approximately $6.0 million at March 31, 1996. The Company estimates that the total cost to WPV of completing the Moretown landfill project as planned, including the cost of completing the landfill and its remodeling, including amounts invested to date, will be approximately $15.0 million. The Company is currently seeking to obtain project financing for acquisition, development and working capital costs of the Moretown landfill project from a local bank, and is also in the preliminary stages of investigating the availability of industrial development bond financing similar to the financing in connection with the Fairhaven landfill project. No assurance can be given that such financing can be obtained on terms satisfactory to the Company. The Company's ability to sell industrial revenue bonds for the Moretown landfill project is subject to normal uncertainties involved with project debt financing, including review of eligibility of project costs for bond financing, credit evaluation by prospective bond buyers and negotiation of mutually agreeable financing terms. In the event that such sale of industrial revenue bonds is not feasible, the Company believes that it would be able to carry out the remaining investments required to commence operation of the landfill, without additional remodeling to expand present capacity, with bank financing and use of general funds from corporate financing, and that remodeling could be completed by re-investment of cash flows from such operations.

      A third landfill project involves a landfill located on a 26-acre parcel in the Town of South Hadley, Massachusetts, for which the Company and the Town recently entered into an agreement under which the Company will operate and remodel the landfill. Thirteen of the 26 acres may contain hazardous waste and will not be included in the first phase of the remodeling, subject to a feasibility study. Upon completion of landfill remodeling activities in the first 13-acre phase at this site by Company, the remodeled landfill is expected to have additional capacity of approximately 900,000 tons of waste. In addition, the Company's proposal to remodel and operate the 10-acre landfill of the Town of Buckland, Massachusetts has been approved by the Town, and a contract for this project has been negotiated.

      The Company has also been chosen to remodel additional landfills in Massachusetts and has acquired an option to purchase a landfill in Pennsylvania.

      If the Company is successful in raising additional capital to meet existing commitments and to support additional capital investments, the Company intends to pursue and increase its landfill remodeling business, and therefore its capital requirements during the next few years. Typically, the Company expects to be required to incur substantial capital costs in connection with feasibility studies, contracting, permitting and initial development, ranging from $500,000 up to $2.0 million, for any such landfill remodeling project in the initial phases of the project.

      After completion of these initial phases, the Company will generally seek to obtain project-level financing from the issuance of industrial revenue bonds or similar means, and to recapture a part of its initial investment from such project financing. The Company will therefore be required to commit substantial capital resources from internal sources in the case of any landfill remodeling project prior to being able to obtain outside financing or to derive material operating revenues from the project.

      To the extent practicable, the Company seeks in its projects to retain the flexibility to defer scheduled capital investments. For example, the total investments required for the Fairhaven and Moretown landfill projects as described above assume completion of landfill remodeling over the entire site. The Company may stage remodeling investments over an extended period of time while still collecting projected project revenues from the utilization of existing space, although industrial revenue bond financing requirements applicable to projects such as the Fairhaven landfill project require full use of proceeds as planned within three years at the longest.

      In summary, the Company's total investment required to complete its Fairhaven and Moretown landfill projects, in addition to amounts already invested as of March 31, 1996, will be approximately $22.0 million, subject to possible cost overruns which cannot be predicted. The Company estimates that, of the $22.0 million estimated required investment, approximately $13.0 million will be invested in the Fairhaven landfill project, and approximately $9.0 million will be invested in the Moretown landfill. Furthermore, feasibility studies required under the Company's contracts with the Towns of South Hadley and Buckland, Massachusetts, are expected to cost approximately $1 million, and if either of these projects is determined to be feasible, substantial investments, comparable to those required for the Company's other landfill remodeling projects, would be required to complete the projects. The Company has under discussion and negotiation a number of additional landfill remodeling projects or acquisitions, and any contracts resulting from these discussions and negotiations would increase the Company's capital requirements accordingly. In addition, the Company requires cash to fund its corporate staff and other overhead expenses, which may grow significantly as the Company expands the scope of its operations. Although the Company has recently begun receiving cash revenues from operation of the Fairhaven landfill, such revenues are at this time small in relation to ultimate projections. The Company anticipates that it will be at least three months before the Company will begin realizing cash revenues from its investments in the Moretown landfill project and other pending projects.

        The Company will require additional financing in order to satisfy its existing and pending commitments. On May 31, 1996 the Company began an offering of such a number of shares of common stock under "Regulation S" of the Securities Act, as will provide the Company gross proceeds of $5.0 million. The shares are being offered and will be issued and sold at a price equal to seventy-five percent (75%) of the average closing price of a share on the NASDAQ SmallCap Market on the first five of six trading days preceding, but not including, the date on which the shares are issued and sold in the offering. These shares have not been registered under the Securities Act and may not be sold in the United States without such registration or an applicable exemption from the requirement of registration. On May 31, 1996 the Company closed gross proceeds of $1.0 million under the offering at $2.50 per share.

      The Company's additional alternatives under consideration in this regard include: (a) the raising of additional equity or long-term debt financing; (b) exercising its call rights with respect to certain outstanding warrants when and if the applicable market price conditions are satisfied, with the expectation that proceeds of approximately $16.3 million may be realized from exercise of these warrants; (c) certain prospects for bank financing or other industrial revenue bond financing in relation to specific projects; and (d) the proposed MIFA financing of the Fairhaven landfill project. There can be no assurance that all or any of these financing plans and expectations will be realized. Failure of the Company to obtain required financing in the short term could have a materially adverse effect on the Company's financial condition and operations.


INFLATION

      The Company does not believe its operations have been materially affected by inflation.

                           BIOSAFE INTERNATIONAL, INC.
                           ---------------------------

PART II OTHER INFORMATION

        ITEM 1.LEGAL PROCEEDINGS.

        BioSafe, Inc. is a party to litigation pending in Superior Court in Bristol County, Massachusetts, captioned SUSAN ALLUA, ET AL. v. MASSACHUSETTS DEPARTMENT OF ENVIRONMENTAL PROTECTION, TOWN OF FAIRHAVEN AND BIOSAFE, INC. (Civil Litigation No. A95-01717) (the "Litigation"). Plaintiffs are 16 residents of Fairhaven, Massachusetts, who reside in the vicinity of the Bridge Street Sanitary Landfill (the "Landfill"). Plaintiffs commenced the litigation on November 8, 1995. In the litigation, plaintiffs seek an order annulling the permit issued by the Massachusetts Department of Environmental protection (the "MDEP") on October 11, 1995, authorizing one phase of the reclamation project undertaken by the Town of Fairhaven and BioSafe at the Landfill (the "Permit"). Plaintiffs also have brought claims alleging that the MDEP violated the Massachusetts Environmental Policy Act ("MEPA") in issuing the Permit (the "MEPA Claims"). Further, plaintiffs have brought certain common law claims against the Company for nuisance, trespass and strict liability based principally on alleged odor and dust conditions resulting from the Company's work at the Fairhaven landfill. The common law claims seek compensatory damages and injunctive relief.

        Pursuant to the Massachusetts Administrative Procedures Act, the Permit Appeal will be heard by a Bristol County Superior Court Judge. Plaintiffs, the MDEP, the Town and BioSafe each have submitted briefs to the Court. The Court has scheduled a hearing on the Permit Appeal for June 19, 1996. The Company has challenged all of the alleged procedural and substantive grounds asserted by the Plaintiffs for the appeal.

        On January 12, 1996, the Company filed a motion to dismiss the MEPA Claims. The Town filed a similar motion. The Court heard oral argument on the motions to dismiss on April 9, 1996. On May 1, 1996, the Court issued a decision on the motions to dismiss in favor of BioSafe and the Town, dismissing the MEPA Claims in their entirety.

        Plaintiffs' common law claims for nuisance, trespass and strict liability are based principally on alleged odor and dust conditions resulting from BioSafe's excavation activities at the landfill during the summer and early fall of 1995. The Company is pursuing factual discovery with regard to these claims. If the Plaintiffs pursue these claims after disposition of the Permit Appeal, a period of additional discovery and other pre-trial proceedings would take place prior to trial on the merits.

        ITEM 2. CHANGES IN SECURITIES

              None.

        ITEM 3. DEFAULTS ON SENIOR SECURITIES

              None

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

        ITEM 5. OTHER INFORMATION.

              None.

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

              None

              (b)  Reports on Form 8-K

              The Company filed a current Report on Form 8-K on March 27, 1996 regarding the Company's corporate restructuring and the resignation of DR. Richard H. Rosen, as Chairman, CEO and President.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf the undersigned, thereunto duly authorized.




                        BIOSAFE INTERNATIONAL, INC.


Date: June 3, 1996      By: /s/ Philip Strauss
                           ----------------------------------------------------
                           Philip Strauss
                           Chief Executive Officer,
                           President, and Treasurer
                           (Principal Executive Officer)



Date: June 3, 1996          /s/ Robert Rivkin
                           ----------------------------------------------------
                           Robert Rivkin
                           Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)