Form 10-Q
period 1996-06-30
BIOSAFE INTERNATIONAL INC
filed 1996-08-12
CIK 847468

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q


                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1996


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

                             Yes  X     No    .
                                 ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               CLASS                      OUTSTANDING AS OF AUGUST 7, 1996
               -----                      --------------------------------
   Common Stock, $.001 par value                     16,474,183


                                 BIOSAFE INTERNATIONAL, INC.
                                 ---------------------------

           Index to Contents                                                      Page No.
           -----------------                                                      --------

Part I    Financial Information

          Item I. Financial Statements:

               Consolidated Balance Sheets as of June 30, 1996 and December
                    31, 1995                                                       1 - 2

               Consolidated Statements of Operations for the
                    Three Months Ended and Six Months Ended June 30, 1996
                    and 1995, and for the period from April 23,1990, (inception)
                    to June 30, 1996.                                                3

               Consolidated Statements of Cash Flows for the
                    Six Months Ended June 30, 1996 and 1995,
                    and for the period from April 23,1990, (inception)
                    to June 30, 1996.                                                4

               Notes to Consolidated Financial Statements                          5 - 13

          Item 2. Management's Discussion and Analysis of Consolidated
                   Financial Condition and Results of Operations                  14 - 22


Part II   Other Information

          Item 1. Legal Proceedings                                               23 - 24

          Item 2. Changes in Securities                                             24

          Item 3. Defaults on Senior Securities                                     24

          Item 4. Submission of Matters to a Vote of Security Holders               24

          Item 5. Other Information                                                 25

          Item 6. Exhibits and Reports on Form 8-K                                  25

Signatures                                                                          26


                       BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                              (A DEVELOPMENT STAGE COMPANY)

                               Consolidated Balance Sheets


                                                       June 30,           December 31,
                                                         1996                 1995
                                Assets               ------------         -----------
                                ------                (unaudited)

Current assets:
   Cash                                               $ 4,009,239         $ 5,237,064
   Accounts and notes receivable, net                   1,461,962           2,047,065
   Assets held for sale (Note 3)                          150,000                   -
   Prepaid expenses and other current assets              337,496             515,558
                                                      -----------         -----------

       Total current assets                             5,958,697           7,799,687

Assets held for sale (Note 3)                             301,862             505,980
Restricted securities                                   1,160,757             187,500
Due from former employees (Note 4)                        504,185             385,425
Investment in affiliate                                         -              10,029
Property and equipment, net (Note 5)                   14,792,952          12,503,091
Prepaid consulting fees                                   500,625             834,375
Deferred financing costs                                1,143,283           1,182,251
Other assets                                              104,253              99,772
                                                      -----------         -----------

       Total assets                                   $24,466,614         $23,508,110
                                                      ===========         ===========


See accompanying notes to consolidated financial statements.

                 BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

                                  Consolidated Balance Sheets




           Liabilities and Stockholders' Equity                       June 30,        December 31,
           ------------------------------------                         1996             1995
                                                                    ------------      -----------
                                                                     (unaudited)
Current liabilities:
   Current portion of long-term debt and notes payable              $  1,808,763      $ 1,526,188
   Accounts payable                                                    1,634,625        2,546,169
   Accrued expenses                                                      523,079          635,879
   Restructuring and current liabilities related to
       discontinued operations (Note 3)                                1,228,502          622,624
   Income and franchise taxes payable                                     24,000           75,535
                                                                    ------------      -----------

       Total current liabilities                                       5,218,969        5,406,395


Long-term debt and notes payable(Note 9)                              12,074,155       12,266,003
Landfill closure and post-closure costs (Note 6)                       1,500,000        1,500,000
                                                                    ------------      -----------
       Total liabilities                                              18,793,124       19,172,398
                                                                    ------------      -----------

Contingencies (Note 7)

Minority interest                                                      1,039,769        1,044,111
                                                                    ------------      -----------

Stockholders' equity (deficit): (Notes 8 and 9)
    Common stock, $.001 par value.  Authorized
       100,000,000 shares;  15,077,279 and
       11,706,338 shares issued and outstanding
       at  June 30, 1996 and December 31, 1995,
       respectively                                                       15,077           11,706
    Additional paid-in capital                                        18,508,991       12,607,210
    Deficit accumulated during the development stage                 (13,890,347)      (9,327,315)
                                                                    ------------      -----------
       Total stockholders' equity (deficit)                            4,633,721        3,291,601
                                                                    ------------      -----------

       Total liabilities and stockholders' equity (deficit)         $ 24,466,614      $23,508,110
                                                                    ============      ===========


See accompanying notes to consolidated financial statements.

                 BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     Consolidated Statements of Operations
                                  (unaudited)

                                                                                                                    Period from
                                                                 Three Months Ended          Six Months Ended      April 23, 1990
                                                              --------------------------  ------------------------ (inception) to
                                                                June 30,      June 30,     June 30,     June 30,     June 30,
                                                                  1996          1995         1996         1995         1996
                                                              -----------    -----------  -----------  -----------  ------------

Landfill revenues                                             $   319,413    $     9,815  $   736,612  $     9,815  $  2,081,009
                                                              -----------    -----------  -----------  -----------  ------------

Cost of landfill operations:
   Operating expenses                                             116,621              -      345,042            -     1,111,054
   Write-off of landfill development costs                        229,113              -      229,113            -       229,113
   Depreciation                                                    54,456              -       98,287            -       169,936
                                                              -----------    -----------  -----------  -----------  ------------
      Total cost of landfill operations                           400,190              -      672,442            -     1,510,103
                                                              -----------    -----------  -----------  -----------  ------------

      Gross profit                                                (80,777)         9,815       64,170        9,815       570,906

Selling, general and administrative expenses                      612,796        710,950    1,781,856    1,229,612     8,771,755
Amortization of prepaid consulting fees                           166,875        166,875      333,750      166,875       834,375
Restructuring                                                           -              -      250,000            -     1,565,323
                                                              -----------    -----------  -----------  -----------  ------------

      Income (loss) from operations                              (860,448)      (868,010)  (2,301,436)  (1,386,672)  (10,600,547)
                                                              -----------    -----------  -----------  -----------  ------------

Other income (expense):
   Royalty and other income                                        39,800              -       51,870      725,000     4,977,090
   Interest income                                                  9,023         29,181       82,183       45,657       466,113
   Gain on sale of assets                                               -              -            -            -       222,728
   Interest expense and financing costs                          (352,242)       (15,982)    (627,888)     (56,158)   (1,656,072)
   Equity in loss of affiliate                                    (29,650)             -      (59,650)           -       (59,650)
   Write-off of accounts and notes receivable                           -     (2,975,001)           -   (2,975,001)   (2,975,001)
   Loss on investment in marketable securities                          -        (40,625)           -      (71,875)     (100,000)
   Write-off of assets                                                  -              -            -            -      (241,546)
                                                              -----------    -----------  -----------  -----------  ------------
      Total other income (expense)                               (333,069)    (3,002,427)    (553,485)  (2,332,377)      633,662
                                                              -----------    -----------  -----------  -----------  ------------

      Income (loss) before income taxes , minority interest
        and discontinued operations                            (1,193,517)    (3,870,437)  (2,854,921)  (3,719,049)   (9,966,885)

Federal and state income tax expense                               25,000       (200,000)      50,000     (185,000)      228,035
                                                              -----------    -----------  -----------  -----------  ------------

      Income (loss) before minority interest
        and discontinued operations                            (1,218,517)    (3,670,437)  (2,904,921)  (3,534,049)  (10,194,920)

Minority interest                                                  (1,996)             -        4,342            -        (8,674)
                                                              -----------    -----------  -----------  -----------  ------------

      Income (loss) from continuing operations                 (1,220,513)    (3,670,437)  (2,900,579)  (3,534,049)  (10,203,594)

Discontinued operations (Note 3)                                        -       (140,927)  (1,662,453)    (193,427)   (3,686,753)
                                                              -----------    -----------  -----------  -----------  ------------

      Net income (loss)                                        (1,220,513)    (3,811,364)  (4,563,032)  (3,727,476) $(13,890,347)
                                                                                                                    ============

Preferred stock dividend                                                -              -            -        9,500
                                                              -----------    -----------  -----------  -----------
      Net income (loss) available for
        common shareholders                                   $(1,220,513)   $(3,811,364) $(4,563,032) $(3,736,976)
                                                              ===========    ===========  ===========  ===========

Net income (loss) per share:
   Income (loss) from continuing operations                   $     (0.10)   $     (0.33) $     (0.24) $     (0.44)
   Discontinued operations                                              -    $     (0.01) $     (0.14) $     (0.02)
                                                              -----------    -----------  -----------  -----------

   Net income (loss) per share                                $     (0.10)   $     (0.34) $     (0.38) $     (0.46)
                                                              ===========    ===========  ===========  ===========


Weighted average number of shares used in
   computation of net income (loss) per share                  12,115,575     11,102,659   11,930,670    8,067,242


See accompanying notes to consolidated financial statements.

                 BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

                                      Consolidated Statements of Cash Flows
                                                   (unaudited)

                                                                                                              Period from
                                                                                                             April 23, 1990
                                                                          Six months ended June 30,          (inception) to
                                                                          -------------------------             June 30,
                                                                            1996              1995               1996
                                                                            ----              ----               ----

Cash flows from operating activities:
     Net income (loss)                                                  $(4,563,032)      $(3,727,476)       $(13,890,347)
     Adjustments to reconcile net income (loss) to
       net cash used by operating activities:
         Discontinued operations                                          1,662,453           193,427           3,686,753
         Depreciation and amortization                                      575,265           173,589           1,388,658
         Deferred income taxes                                                    -          (185,000)                  -
         Loss on investment in marketable securities                              -            71,875             100,000
         Equity on loss in affiliate                                         59,650                 -              59,650
         Minority interest                                                   (4,341)                -               8,675
         Allowance for doubtful accounts                                          -                 -             347,426
         Write-off of accounts and notes receivable                               -         2,975,001           2,975,001
         Issuance of common stock for services                                    -                 -             383,300
         Write-off of projects                                                    -                 -             241,546
         Changes in assets and liabilities:
             Accounts receivable and notes receivable                       533,403          (674,161)         (3,070,808)
             Prepaid expenses and other current assets                      178,062          (333,732)           (337,496)
             Accounts payable                                            (1,147,356)         (242,833)          1,869,678
             Accrued expenses                                               122,991           231,916             471,709
             Income and franchise taxes payable                             (51,535)          (98,005)             24,000
             Deferred income                                                      -                 -            (500,000)
                                                                        -----------       -----------        ------------
         Net cash used by continuing operations                          (2,634,440)       (1,615,399)         (6,242,255)
         Net cash used by discontinued operations                          (966,374)         (655,423)         (2,376,745)
                                                                        -----------       -----------        ------------
             Net cash used by operating activities                       (3,600,814)       (2,270,822)         (8,619,000)
                                                                        -----------       -----------        ------------
Cash flows from investing activities:
     Assets held for sale                                                         -                 -            (402,500)
     Restricted cash & securities                                          (973,257)         (187,500)         (1,160,757)
     Receivable from One, Three, Six, Inc.                                        -                 -            (800,000)
     Investment in affiliate                                                (49,621)                -             (59,650)
     Construction in progress                                            (1,748,448)                -         (11,158,353)
     Future landfill development projects                                   (25,002)       (3,288,951)           (371,479)
     Other property and equipment                                          (434,002)       (1,158,904)         (1,391,660)
     Landfill equipment                                                     (34,074)                -             (65,888)
     Patents                                                                 (2,601)          (15,739)            (65,986)
     Other assets                                                            (3,737)          (11,651)            (38,279)
     Licenses and permits                                                         -                 -             (78,807)
                                                                        -----------       -----------        ------------
             Net cash provided (used) by investing activities            (3,270,742)       (4,662,745)        (15,593,359)
                                                                        -----------       -----------        ------------
Cash flows from financing activities:
     Borrowings from notes payable and long-term debt                             -           626,635           2,248,425
     Repayment of notes payable and long-term debt                          (67,637)         (394,182)         (1,262,201)
     Net borrowings and advances
         from stockholders and related parties                             (118,760)                -             262,621
     Issuance of subordinated notes payable                                       -                 -          12,405,000
     Repayments of subordinated notes payable                                     -          (770,500)           (790,000)
     Net proceeds from issuance of common stock                           5,905,152         9,175,019          16,236,808
     Redemption of preferred stock                                                -                 -            (300,000)
     Preferred stock dividends                                                    -            (9,500)           (117,334)
     Minority interest                                                            -          (120,490)          1,031,095
     Deferred financing and registration costs                              (75,024)                -          (1,492,816)
                                                                        -----------       -----------        ------------
             Net cash provided by financing activities                    5,643,731         8,506,982          28,221,598
                                                                        -----------       -----------        ------------
Increase (decrease) in cash                                              (1,227,825)        1,573,415           4,009,239
Cash, beginning of period                                                 5,237,064           170,893                   -
                                                                        -----------       -----------        ------------
Cash, end of period                                                     $ 4,009,239       $ 1,744,308        $  4,009,239
                                                                        ===========       ===========        ============



See accompanying notes to consolidated financial statements.

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                  Notes to Consolidated Financial Statements

(1) BASIS OF PRESENTATION

      These consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

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

      Cost of Landfill Operations
      Cost of operations includes direct labor, payroll taxes, employee benefits, fuel, equipment maintenance, insurance, depreciation and amortization, depletion of landfill development costs, accruals for ongoing closure and post-closure regulatory compliance (for landfills owned) and other routine maintenance and operating costs directly related to landfill operations. Also included in cost of landfill operations are payments made to certain Towns in which each landfill is located in the form of "Host Town Fees" and "Closure Fees" (for landfills operated under management contracts), which are negotiated on a rate per ton basis as part of the contract with each Town. In such Towns, the Town is responsible for the ultimate closure and post-closure costs related to such landfills.

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

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                  Notes to Consolidated Financial Statements


      Property and Equipment
      Capitalization of landfill development costs begins with the signing of a landfill management contract (for facilities operated by the Company which are not owned) or upon determination by the Company of economic feasibility or extended useful life of each landfill as a result of comprehensive engineering and profitability studies. Capital costs include acquisition, engineering, legal and other direct costs associated with the permitting and development of new landfills, expansions at existing landfills, and cell development. These costs are capitalized pending receipt of all necessary operating permits or commencement of operations.

      Interest is capitalized on landfill costs related to permitting, site preparation, and facility construction during the period that these assets are undergoing activities necessary for their intended use. Interest costs of $90,502 and $0, and $185,566 and $0 were capitalized during the three and six months ended June 30, 1996 and 1995, respectively.

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

      The Company performs assessments for each landfill of the recoverability of capitalized costs which requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in environmental regulation. It is the Company's policy to periodically review and evaluate that the benefit associated with these costs are expected to be realized and therefore capitalization and depletion is justified. Capitalized costs related to landfill development for which no future economic benefit is determined by the Company are expensed in the period in which such determination is made. Landfill development costs of $229,113 and $0, were expensed based on such determination during the three and six months ended June 30, 1996 and 1995.

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                  Notes to Consolidated Financial Statements

      Allother property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets as follows:

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

      Restructuring Charge
      During the first quarter of 1996, the Company recorded a restructuring charge of $250,000 for estimated restructuring costs associated with management's plan to focus on the core business of landfill remodeling and operation. These costs included accruals for employee severance, non-cancelable lease commitments and professional fees. Cash requirements will be funded by the Company's cash flow from operating and financing activities. The restructuring plan, when fully implemented, is expected to result in annual savings in excess of $1.0 million. As of June 30, 1996, costs of $75,172 have been charged to the reserve with the balance expected to be utilized by the end of 1996.

'
                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                  Notes to Consolidated Financial Statements

      Assets Held for Sale and Discontinued Operations
      During the fourth quarter of 1995, the Company recorded a non-recurring charge to 1995 earnings of approximately $1.3 million primarily related to the write-down of assets to their estimated net realizable value. The aggregate carrying values of such property considered no longer strategic to the Company's operations will be reviewed periodically and stated at the estimated net realizable value. During the six months ended June 30, 1996, the Company recorded an additional charge of $54,118 to reduce the carrying value of these assets. Net assets of the discontinued operations consists primarily of equipment of $49,362, also included in assets held for sale is property of $402,500 not related to a discontinued operation. As a result of discontinuance of these operations, the Company expects annual savings in excess of $3.0 million. The Company expects to dispose of these assets during 1996.

      On March 27, 1996, the Company ceased operations at its technology center in Woburn, Massachusetts and discharged all employees and consultants previously engaged in developing technologies with potential application in activities including the manufacture of useful materials from tires and other recycled materials, contaminated soil cleanup and recycling, industrial sludge disposal, size reduction equipment design and manufacture (the "Ancillary Technologies"), and Major Sports Fantasies, Inc. ("MSF"), a business unrelated to the environmental industry. The Company did not recognize any substantial revenues from the technology center operations or MSF activities.

      The expenses associated with operating the Ancillary Technologies for all periods presented are reported in the accompanying reclassified consolidated financial statements of operations and cash flows under discontinued operations. During the first quarter of 1996, the Company provided a reserve of $650,000 for estimated costs directly associated with disposing of the Ancillary Technologies and MSF. The discontinued operations reserve was recorded net of a deferred tax asset of zero. The Company has recorded a valuation allowance against the full amount of its deferred tax asset, which consists primarily of its available net operating loss tax carryforwards. As of June 30, 1996, costs of $102,006 have been charged to the reserve with the balance expected to be utilized by the end of 1996.

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

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                  Notes to Consolidated Financial Statements

      On March 27, 1996, Dr. Richard H. Rosen resigned from the offices of
         Chairman of the Board of Directors, President, Chief Executive Officer and Treasurer of the Company and all of its subsidiaries and affiliates (See "Due From Former Employees' Note 4 and Part II, Item 1 "Legal Proceedings"). The Board of Directors named Philip Strauss, Chief Operating Officer, to the additional positions of Chief Executive Officer and President of the Company and, on June 26, 1996 the Company also named Philip Strauss Chairman of the Board of Directors. In connection with Dr. Rosen's resignation, the Company granted Dr. Rosen a non-exclusive option to purchase the Company's technology center operations described above and the medical waste technology, which are not used in the Company's core landfill remodeling and operation business, at a price to be determined by independent appraisal. The option expires on September 4, 1996 after giving effect to an extension which resulted from delays in completing an appraisal of the optioned technology. The Company retains a right to accept a competing offer deemed preferable by the Company, subject to a right of first refusal by Dr. Rosen. The assets of these subsidiaries that are expected to be sold have been included in assets held for sale on the consolidated balance sheets.

(4)  DUE FROM FORMER EMPLOYEES

      The Company has commenced arbitration proceedings against Dr. Richard
         Rosen, former Chairman, Chief Executive Officer and President of the Company (See Note 3), seeking to recover an amount in excess of $1.8 million, excluding interest, which the Company believes is owed to it by Dr. Rosen. This action was undertaken at the direction of the Board of Directors following its receipt of a report by a special committee which had been appointed to investigate Dr. Rosen's financial dealings with the Company. The Special Committee retained independent counsel in connection with its investigation. Dr. Rosen resigned from all offices with the Company on March 27, 1996. Amounts which the Company seeks to recover include unreimbursed advances and amounts which the Company believes constitute improper expense reimbursements and payments of Company funds for personal benefit. On July 19, 1996 the Company (a) filed a Demand for Arbitration with the Boston office of the American Arbitration Association relating to these claims, and (b) filed a Verified Complaint for Injunctive Relief in Massachusetts Superior Court seeking to prohibit any sale or other transfer by Dr. Rosen, his wife Marguerite Piret, a former Director of the Company, and their children of their stock in the Company in order to provide security for the Company's claims. No assurance can be given that the Company will be able to prevail in these proceedings or that it will be able to collect any amounts awarded in arbitration. The Company is carrying on its balance sheet an amount of approximately $328,000 in unreimbursed advances due from Dr. Rosen, but the Company's other claims and additional advances have not been reflected on the balance sheet at this time.

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                  Notes to Consolidated Financial Statements


(5)   PROPERTY AND EQUIPMENT


         Property and equipment are stated at cost and consist of the following;


                                                               June 30,      December 31,
                                                                 1996           1995
                                                                 ----           ----
                                                             (unaudited)

         Construction in progress - landfills owned          $ 5,923,185     $ 5,152,750
         Construction in progress - landfills operated         5,885,168       4,907,155
         Future landfill development projects                    294,383         269,381
         Equipment used in landfills                           1,074,720       1,040,646
         Buildings, facilities and improvements                1,256,495         664,060
         Other property, equipment and equipment deposits        718,388         702,821
                                                             -----------     -----------
                                                              15,152,339      12,736,813
         Less accumulated depreciation and amortization         (359,387)       (233,722)
                                                             -----------     -----------

                                                             $14,792,952     $12,503,091
                                                             ===========     ===========


    Town of Fairhaven
    The Company entered into a management contract with the Town of Fairhaven, Massachusetts on July 24, 1994 to remodel the Town of Fairhaven landfill. On June 22, 1995, the Company commenced operations and began accepting waste at the landfill utilizing existing capacity. The Company has remodeled and constructed an initial cell at the landfill. On August 9, 1996 the Company received final authorization from the Massachusetts Department of Environmental Protection ("MDEP") to operate its initial cell. As a result of the permit to operate, the Company will continue to operate at a daily capacity of 150 tons per day. The Company expects the MDEP to increase the daily rate from 150 tons per day to approximately 400 tons per day when additional lined cells are constructed. The Company does not anticipate reaching 400 tons per day until late 1997. When the Company reaches 400 tons per day, the Fairhaven project will generate increased operating cash flow. The contract requires the Company to pay a "Host Town Fee" of $2.00 per ton or 5% of the tipping fees for solid waste and $3.00 per ton to contribute to the Town's closure and post-closure costs, excluding waste from the Town and waste for "beneficial reuse."

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

    Pursuant to the Massachusetts Administrative Procedures Act, the Permit
       Appeal will be heard by a Bristol County Superior Court Judge. Plaintiffs, the MDEP, the Town and BioSafe each have submitted briefs to the Court. The Court has scheduled a hearing on the Permit Appeal for September 5, 1996. The Company has challenged all of the alleged procedural and substantive grounds asserted by the Plaintiffs for the appeal.

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

      On July 22, 1996 the Company received its Draft Certification from the
         Vermont Agency of Natural Resources (VANR) to commence operations at the Moretown landfill using available capacity and construction of Cell One, Phase II. The Draft Certification is currently under a 28-day public comment review period which ends August 23, 1996. Upon receipt of the Full Certification and the ACT 250 Land Use Permit the Company will be able to commence operations at approximately 400 TPD. The Company currently anticipates commencing operations at the landfill by the end of September 1996 with a daily capacity of 200 - 300 TPD.

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


(6)   LANDFILL CLOSURE AND POST-CLOSURE COSTS

      Landfills are typically developed in a series of cells, each of which is constructed, filled, and capped in sequence over the operating life of the landfill. When all cells are filled and the operating life of the landfill is over, all cells must be capped, the entire site must be closed and post-closure care and monitoring activities begin. The Company will have material financial obligations relating to the final closure and post-closure costs of each landfill the Company owns.

      The Company has estimated as of June 30, 1996 that the total costs for final closure and post-closure of Cell I at the Moretown, Vermont landfill, including capping costs, cap maintenance, groundwater monitoring, methane gas monitoring, and leachate treatment and disposal for up to 30 years after closure, is approximately $2 million. Based upon the capacity of Cell I under the current applied permit and existing conditions of the landfill at acquisition, $1.5 million has been accrued at June 30, 1996. See Note 5.

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

 (8)  COMMON STOCK

      On June 28, 1996 the Company closed an offering to overseas investors under Regulation S of the Securities Act of approximately 3.3 million shares of common stock at approximately $2.00 per share, raising net proceeds of approximately $5.9 million. The purchasers were all non U.S. - persons and were primarily existing institutional BioSafe shareholders and internationally recognized environmental mutual funds.

      These shares have not been registered under the Securities Act and may not be sold in the United States without such registration or an applicable exemption from the requirement of registration.

 (9)  SUBSEQUENT EVENTS

      On July 6, 1996 the Company's Subordinated Redeemable Convertible Notes due October 6, 2000 became eligible for conversion. Through August 7, 1996, such notes in the principal amount of $2,525,000, plus accrued interest in the amount of $22,102 have been converted into 1,389,733 shares of common stock of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed herein.

         The Company is engaged in the business of rehabilitating landfills to permit their continued operation with increased capacity in an environmentally sound manner, referred to by the Company as "landfill remodeling" and landfill operation. The Company has developed technologies for size reduction and handling of waste materials for use in landfill remodeling. The Company also intends to investigate or pursue potential acquisitions of collection and transfer operations to develop fully integrated solid waste management operations in markets where it believes it can maximize utilization of Company owned or operated landfills.

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

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

FINANCIAL POSITION
- ------------------

         BioSafe had $4,009,000 in cash as of June 30, 1996. This represented a decrease of $1,228,000, or 23%, from December 31, 1995. Working capital as of June 30, 1996 was $740,000, a decrease of $1,654,000, or 69%, from December 31,
1995. This decrease was primarily due to the use of cash to fund the net loss for the six months ended June 30, 1996, capital costs associated with landfill development projects, and the restructuring and discontinued operations costs and reserves which the Company recorded in the first quarter of 1996 (See Note 3 to the consolidated financial statements), partially offset by the net proceeds of approximately $5.9 million in equity that the Company raised on June 28, 1996. See Note 8 to the consolidated financial statements.

         During the six months ended June, 1996, the Company allocated resources to various project development and related activities. See Note 5 to the Consolidated Financial Statements. Additions to property and equipment, primarily related to landfill remodeling and construction of $2,416,000 were made during the six months ended June 30, 1996.

         In February 1996 the Company entered into a licensing and services agreement with ScotSafe Limited, a Glasgow, Scotland company for the exclusive rights to use the Company's continuous feed autoclave medical waste processing technology in the British Isles. The Company generated approximately $50,000 in consulting revenues from this agreement during the three months ended June 30, 1996 and anticipates earning royalties and consulting fees of approximately $500,000 - $1,000,000 during the third quarter of 1996, based on the estimated completion of two medical waste treatment facilities by ScotSafe during this period. See Note 3 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS
- ---------------------

         Through the first quarter of 1995, substantially all of the Company's revenue had been attributable to the sale and licensing of its medical waste treatment technology to BioMedical Waste Systems, Inc. ("Biomed"). On August 31, 1995 the Company terminated its agreement with Biomed in most territories as a result of Biomed's failure to make required payments.

         On March 27, 1996, the Company announced its intention to take meaningful action to conserve cash and working capital, including the restructuring of the Company's operations to focus its resources and activities on its core business of landfill remodeling and operation. See Note 3 to the consolidated financial statements. The Company expects the restructuring and related discontinued operations to result in annual savings in excess of $4.0 million.

         Revenues for the six months ended June 30, 1996 consisted of $737,000 received from operation of the Fairhaven landfill project which commenced on June 22, 1995.

         For the six months ended June 30, 1996, the net loss was ($4,563,000), as compared to a net loss of ($3,737,000) during the six months ended June 30, 1995. This increase was primarily due to the restructuring and discontinued operations charges (See Note 3 to the Consolidated Financial Statements), an increase of $572,000 in interest expense and financing costs, primarily related to the Fairhaven landfill and the convertible debenture issued in the fourth quarter of 1995, and the write-off of $229,000 in landfill development costs associated with the termination of the Company's option to purchase a landfill in Rushville, PA for remodeling and development, partially offset by net operating income from the Fairhaven landfill project.

          In addition, on March 29, 1995, the Company entered into a two-year agreement with Liviakis Financial Communications, Inc. ("Liviakis"), whereby Liviakis assists and consults with the Company on matters concerning mergers and acquisitions, corporate finance, investor relations and financial public relations. As compensation for services to be rendered by Liviakis, the Company issued 890,000 unregistered, restricted shares of Common Stock. As a result, on March 29, 1995, the Company recorded a prepaid asset of $1,335,000. The Company is amortizing this expense over the two years of the Agreement, at a rate of $167,000 per quarter or $334,000 for the six months ended June 30, 1996.

         Selling, general and administrative expenses consist of project development activities, marketing costs, salaries and benefits, legal, accounting and other professional fees, and other administrative costs. These costs totaled $1,782,000 for the six months ended June 30, 1996. This represented an increase of $552,000, or 45%, compared to the $1,230,000 incurred during the six months ended June 30, 1995. The increase was primarily associated with the development and marketing of the Company's landfill remodeling technology, financing activities and non-recurring professional fees associated with the investigation discussed in Note 4 to the consolidated financial statements.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

RESULTS OF OPERATIONS
- ---------------------

         For the three months ended June 30, 1996 the net loss was $1,221,000 as compared to net loss of $3,811,000 in the comparable prior year quarter, a decrease of $2,590,000 or 66%. The decrease was primarily the result of the write-off of accounts and notes receivable during the second quarter ended June 30, 1995 of $2,975,000 or, 78% of the net loss for the quarter then ended, due to the cancellation of the Company's technology agreement with BioMed.

         Revenues for the three months ended June 30, 1996 were $319,000 as compared to revenues of $10,000 in the comparable prior year quarter, an increase of $309,000. This increase was the result of revenue received from operations at the Fairhaven landfill project which commenced on June 22, 1995.

         Selling, general and administrative expenses for the quarter ended June 30, 1996 were approximately $613,000, or 192% of revenue as compared to $710,000 for the comparable prior year's quarter. The decrease was primarily due to the Company's March 27, 1996 restructuring plan, in which the Company determined to focus its resources and activities on its core business of landfill remodeling and operation.

ENVIRONMENTAL AND REGULATORY MATTERS

         The Company and its customers operate in a highly regulated environment, and in general the Company's landfill remodeling projects, such as the Fairhaven landfill, will be required to have federal, state and/or local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, the Company or its customers may be required to obtain additional operating permits or approvals. There can be no assurance that the Company will meet all of the applicable regulatory requirements. Any delay in obtaining required permits or approvals will tend to cause delays in the Company's ability to obtain bond or other project financing, resulting in increases in the Company's needs to invest capital in projects prior to obtaining financing, and will also tend to reduce project returns by deferring the receipt of project revenues. In the event that the Company is required to cancel any planned project as a result of the inability to obtain required permits or other regulatory impediments, the Company may lose any investment it has made in the project up to that point, and in the case of the Fairhaven and Moretown landfill projects, have a material adverse effect on the Company's financial condition and results of operations.

         To the extent possible, the Company intends to conduct its operations in such a manner as to minimize the impact of environmental issues on operating results. As a general matter, the Company will seek to avoid projects in which it would be required to handle or dispose of hazardous waste, although it is prepared to consider projects that may involve some cleanup of previously existing hazardous waste, subject to controls designed to minimize exposure to risk of liability and to assure an economic return from the activity. The Company's landfill projects will involve the installation and operation of extensive environmental monitoring systems to enable the Company to identify and deal with any potential environmental problems, which systems have already been implemented at the Fairhaven and Moretown landfill projects. The cost of installing these systems will be included in the Company's total investment in the project. The Company's contract for the Fairhaven landfill project requires the Town, as owner of the landfill, to pay for the ultimate cost of closing the landfill, and provides for a set-aside of a part of the Town's share of project revenues to establish a sinking fund for payment of closure costs, so that the Company will not be required to establish any reserves for this purpose. The Company intends to implement similar arrangements for closure costs in its agreements for other landfill projects which it may enter into in the future where it manages but does not own. The Company's ownership of the Moretown landfill through its subsidiary, Waste Professionals of Vermont, Inc., involves a greater degree of exposure to potential environmental liabilities than is involved with landfills operated under a management contract. In conjunction with the acquisition of the Moretown project, the Company recorded $1.5 million in estimated closure and post-closure costs based on engineering estimates of the current condition of the landfill. See Note 6 to the Consolidated Financial Statements.

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

         Operating Losses and Accumulated Deficit; Uncertainty of Future Profitability. The Company had an accumulated operating deficit at June 30, 1996 of $13,890,000. Prospects for future profitability are heavily dependent on the success of the Company's landfill remodeling projects. There can be no assurance that the Company will generate sufficient revenue to be profitable or, if profitable, to maintain profitability in future years.

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

         Unpredictability of Patent Protection and Proprietary Technology. The Company's success depends, in part, on its ability to obtain and enforce patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. While the Company has been issued a U.S. patent and certain related foreign patents on certain of its size reduction and materials handling technology, with particular reference to landfill remodeling, and on its CFA medical waste treatment system, there can be no assurance that others will not independently develop similar or superior technologies, duplicate any of the Company's processes or design around any processes on which the Company has or may obtain patents. In addition, it is possible that third parties may have or acquire licenses for other technology that the Company may use or desire to use, so that it may need to acquire licenses to, or to contest the validity of, such patents of third parties relating to the Company's technology. There can be no assurance that any license required under such patents would be made available to the Company on acceptable terms, if at all, or that it would prevail in any such context. Moreover, the Company could incur substantial costs in defending itself in suits brought against it or in bringing suits against other parties related to patent matters.

         In addition to patent protection, the Company also relies on trade secrets, proprietary know-how and technology which it seeks to protect through confidentiality agreements with its collaborators, employees and consultants. There can be no assurance that these agreements and other steps taken by the Company will be effective to protect its technology against unauthorized use by others.

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

         Dependence on Operating Permits. The Company's ability to derive revenues from its landfill projects is dependent on obtaining requisite permits from state and/or local authorities. Obtaining such permits is time-consuming and expensive, and success cannot be assured in any case. As illustrated by litigation in which the Company is now involved (see Note 5 to the Financial Statements), permits, once granted, are subject to challenge in civil proceedings. If the Company is not successful in obtaining a permit for one of its project, or if a permit is revoked as a result of litigation, the Company stands to lose all or part of its investment in the project.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its activities primarily through the issuance of equity securities and debt, including convertible notes and common stock warrants. During the year ended December 31, 1995 the Company raised net proceeds of $19,038,000 through private placements of equity securities and the issuance of long-term debt. On June 28, 1996 Company raised net proceeds of $5,905,000 through a private placement of common stock. See Note 8 to the consolidated financial statements.

         At present, the Company is focusing its resources and efforts on the development of its landfill remodeling and operations business. The Company also intends to investigate or pursue potential acquisitions of collection and transfer operations to develop fully integrated solid waste management operations in markets were it believes it can maximize utilization of Company owned or operated landfills.

    The Company is currently engaged in a project with the Town of Fairhaven, Massachusetts to remodel its existing 28-acre landfill. Total investments in the Fairhaven landfill project through June 30, 1996 were approximately $8.0 million. The Company estimates that the total cost of development of the Fairhaven landfill project, including amounts invested to date, will be approximately $20 million. Since assuming responsibility for operation of the landfill in June 1995, the Company has received revenue from such operation. On October 11, 1995, the Company received a Major Modification Permit including an Authorization to Construct and remodel phase 1 of the first of three "cells" of the landfill. This permit has been challenged in state court by certain residents of the Town of Fairhaven. See "Legal Proceedings" in Item 1 and Note 5 to the Consolidated Financial Statements.

         Construction of phase 1 of the first cell of the Fairhaven landfill has been completed. On August 9, 1996 the Company obtained final authorization to operate its initial cell from the MDEP. As a result of the permit to operate, the Company will continue to operate at a daily capacity of 150 tons per day. The Company expects the MDEP to increase the daily rate from 150 tons per day to approximately 400 tons per day when additional lined cells are constructed. The Company does not anticipate reaching 400 tons per day until late 1997. When the Company reaches 400 tons per day, the Fairhaven project will generate increased operating cash flow, which will reduce the Company's dependence on external financing to fund future project capital costs. Additional Authorization to Construct (ATC), Authorization to Operate (ATO) and other minor permits will also be required for the second phase of the first cell and for the second and third cells. The Company believes that the final issuance of a permit to operate phase 1 of the first cell reflects substantial acceptance of its remodeling approach as applied at the Fairhaven landfill by the MDEP, but no assurance can be given that further required ATCs, ATOs and other permits will be obtained on a timely basis.

         The Company is pursuing various options for project financing of development expenses of the Fairhaven Landfill project, although no assurance can be given that any such project financing will be obtained.

         A second landfill project involves the Moretown landfill, located in Moretown, Vermont. On July 5, 1995, WPV, a corporation 80% owned by the Company, acquired the property of the Moretown landfill, together with certain related assets. The remaining 20% of WPV is held by an individual not affiliated with the Company. The Moretown landfill was acquired from an entity in bankruptcy which had owned the real estate on which the landfill had operated pursuant to a lease. The Company's total investment in the Moretown landfill project was approximately $7.0 million at June 30, 1996. The Company estimates that the total cost to WPV of completing the Moretown landfill project as planned, including the cost of completing the landfill and its remodeling, including amounts invested to date, will be approximately $15.0 million.

         On July 22, 1996 the Company received its Draft Certification from the Vermont Agency of Natural Resources "VANR" to commence operations at the landfill using available capacity and construction of Cell One, Phase II. The Draft Certification is currently under a 28 day public comment review period which ends August 23, 1996. Upon receipt of the Full Certification and the ACT 250 Land Use Permit the Company will be able to commence operations at approximately 400 tons per day. The Company currently anticipates commencing operations at the landfill by the end of September 1996 with a daily capacity of 200 - 300 tons per day.

         The Company is pursuing various options for project financing of development expenses of the Moretown Landfill project, although no assurance can be given that any such project financing will be obtained.

         A third landfill project involves a landfill located on a 26-acre parcel in the Town of South Hadley, Massachusetts, for which the Company and the Town entered into an agreement under which the Company will operate and remodel the landfill. Thirteen of the 26 acres may contain hazardous waste and will not be included in the first phase of the remodeling, subject to a feasibility study. In addition, the Company's proposal to remodel and operate the 10-acre landfill of the Town of Buckland, Massachusetts has been approved by the Town, and a contract for this project has also been negotiated. The Company has also been chosen to remodel additional landfills in Massachusetts and is in preliminary negotiations for landfill remodeling contracts or landfill acquisitions in the Northeast and Midatlantic areas.

If the Company is successful in raising additional capital to meet existing commitments and to support additional capital investments, the Company intends to pursue and increase its landfill remodeling and operating business. The Company also intends to investigate or pursue potential acquisitions of collection and transfer operations to develop fully integrated solid waste management operations in markets where it believes it can maximize utilization of Company owned or operated landfills.

         Typically, the Company expects to be required to incur substantial capital costs in connection with feasibility studies, contracting, permitting and initial development, ranging from $500,000 up to $2.0 million, for any such landfill remodeling project or landfill acquisition in the initial phases of the project. After completion of these initial phases, the Company will generally seek to obtain project-level financing and to recapture a part of its initial investment from such project financing. The Company will therefore be required to commit substantial capital resources from internal sources in the case of any landfill remodeling project or landfill acquisition prior to being able to obtain outside financing or to derive material operating revenues from the project.

         To the extent practicable, the Company seeks in its projects to retain the flexibility to defer scheduled capital investments. For example, the total investments required for the Fairhaven and Moretown landfill projects as described above assume completion of landfill remodeling over the entire site. The Company may stage remodeling investments over an extended period of time while still collecting projected project revenues from the utilization of existing space.

         In summary, the Company's total investment required to complete its Fairhaven and Moretown landfill projects, in addition to amounts already invested as of June 30, 1996, will be approximately $20 million, subject to possible cost overruns which cannot be predicted. The Company estimates that, of the $20 million estimated required investment, approximately $12 million will be invested in the Fairhaven landfill project, and approximately $8 million will be invested in the Moretown landfill. Furthermore, feasibility studies required under the Company's contracts with the Towns of South Hadley and Buckland, Massachusetts, are expected to cost approximately $1 million, and if either of these projects is determined to be feasible, substantial investments, comparable to those required for the Company's other landfill remodeling projects, would be required to complete the projects. The Company also has under discussion and negotiation a number of additional landfill remodeling projects or acquisitions, and any contracts resulting from these discussions and negotiations would increase the Company's capital requirements accordingly. In addition, the Company requires cash to fund its corporate staff and other overhead expenses, which may grow significantly as the Company expands the scope of its operations, although the Company anticipates increases in revenues and cash flow from both the Fairhaven and Moretown projects in the foreseeable future.

         As discussed above, the Company will require additional financing in order to satisfy its existing and pending capital commitments. The Company's additional alternatives under consideration in this regard include: (a) certain prospects for project financing (such as secured debt financing with banks or other institutions) in relation to specific projects; (b) exercising its call rights with respect to certain outstanding warrants when and if the applicable market price conditions are satisfied, with the possibility that proceeds of approximately $36.0 million could be realized from exercise of these warrants, although no assurance can be given that any or all such proceeds will be realized; and (c) the raising of additional equity or long-term debt financing. There can be no assurance that all or any of these financing plans and expectations will be realized. Failure of the Company to obtain required financing in the short term could have a materially adverse effect on the Company's financial condition and operations.

INFLATION

         The Company does not believe its operations have been materially affected by inflation.

                           BIOSAFE INTERNATIONAL, INC.
                           ---------------------------


PART II    OTHER INFORMATION

           ITEM 1.  LEGAL PROCEEDINGS.
           (a) The Company has commenced arbitration proceedings against Dr. Richard Rosen, former Chairman, Chief Executive Officer and President of the Company (See Note 3), seeking to recover an amount in excess of $1.8 million, excluding interest, which the Company believes is owed to it by Dr. Rosen. This action was undertaken at the direction of the Board of Directors following its receipt of a report by a special committee which had been appointed to investigate Dr. Rosen's financial dealings with the Company. The Special Committee retained independent counsel in connection with its investigation. Dr. Rosen resigned from all offices with the Company on March 27, 1996. Amounts which the Company seeks to recover include unreimbursed advances and amounts which the Company believes constitute improper expense reimbursements and payments of Company funds for personal benefit. On July 19, 1996 the Company (a) filed a Demand for Arbitration with the Boston office of the American Arbitration Association relating to these claims, and (b) filed a Verified Complaint for Injunctive Relief in Massachusetts Superior Court seeking to prohibit any sale or other transfer by Dr. Rosen, his wife Marguerite Piret, a former Director of the Company, and their children of their stock in the Company in order to provide security for the Company's claims. No assurance can be given that the Company will be able to prevail in these proceedings or that it will be able to collect any amounts awarded in arbitration. The Company is carrying on its balance sheet an amount of approximately $328,000 in unreimbursed advances due from Dr. Rosen, but the Company's other claims and additional advances have not been reflected on the balance sheet at this time.


           (b) The Company is a party to litigation pending in Superior Court in Bristol County, Massachusetts, captioned SUSAN ALLUA, ET AL. v. MASSACHUSETTS DEPARTMENT OF ENVIRONMENTAL PROTECTION, TOWN OF FAIRHAVEN AND BIOSAFE, INC. (Civil Litigation No. A95-01717) (the "Litigation"). Plaintiffs are 16 residents of Fairhaven, Massachusetts, who reside in the vicinity of the Fairhaven Landfill. Plaintiffs commenced the litigation on November 8, 1995. In the litigation, plaintiffs seek an order annulling the permit issued by the Massachusetts Department of Environmental Protection (the "MDEP") on October 11, 1995, authorizing one phase of the reclamation project undertaken by the Town of Fairhaven and BioSafe at the Fairhaven Landfill (the "Permit"). Plaintiffs also have brought claims alleging that the MDEP violated the Massachusetts Environmental Policy Act ("MEPA") in issuing the Permit (the "MEPA Claims"). Further, plaintiffs have brought certain common law claims against the Company for nuisance, trespass and strict liability based principally on alleged odor and dust conditions resulting from the Company's work at the Fairhaven Landfill. The common law claims seek compensatory damages and injunctive relief.

           Pursuant to the Massachusetts Administrative Procedures Act, the Permit Appeal will be heard by a Bristol County Superior Court Judge. Plaintiffs, the MDEP, the Town and BioSafe each have submitted briefs to the Court. The Court has scheduled a hearing on the Permit Appeal for September 5, 1996. The Company has challenged all of the alleged procedural and substantive grounds asserted by the Plaintiffs for the appeal.

           On January 12, 1996, the Company filed a motion to dismiss the MEPA Claims. The Town filed a similar motion. The Court heard oral argument on the motions to dismiss on April 9, 1996. On May 1, 1996, the Court issued a decision on the motions to dismiss in favor of BioSafe and the Town, dismissing the MEPA Claims in their entirety.

           Plaintiffs' common law claims for nuisance, trespass and strict liability are based principally on alleged odor and dust conditions resulting from BioSafe's excavation activities at the Fairhaven Landfill during the summer and early fall of 1995. The Company is pursuing factual discovery with regard to these claims. If the Plaintiffs pursue these claims after disposition of the Permit Appeal, a period of additional discovery and other pre-trial proceedings would take place prior to trial on the merits.

           ITEM 2.  CHANGES IN SECURITIES

                    None.

           ITEM 3.  DEFAULTS ON SENIOR SECURITIES

                    None.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company held its annual meeting of stockholders on June 26, 1996. The stockholders voted to elect Richard Golub, Jay Matulich, William B. Philipbar, Daniel J. Shannon, Dr. Barry Simmons, Philip Strauss and Bill G. Taylor to serve as directors of the Company. There were 4,601,173 votes cast for, 1,456,381 votes withheld from and 20,850 votes abstaining from the election of Richard Golub. There were 4,603,173 votes cast for, 1,454,381 votes withheld from and 20,850 votes abstaining from the election of Jay Matulich. There were 4,600,173 votes cast for, 1,457,381 votes withheld from and 20,850 votes abstaining from the election of William B. Philipbar. There were 4,603,173 votes cast for, 1,454,381 votes withheld from and 20,850 votes abstaining from the election of Daniel J. Shannon. There were 4,603,173 votes cast for, 1,454,381 votes withheld from and 20,850 votes abstaining from the election of Dr. Barry Simmons. There were 4,602,773 votes cast for, 1,454,781 votes withheld from and 20,850 votes abstaining from the election of Philip Strauss. And there were

4,600,173 votes cast for, 1,457,381 votes withheld from and 20,850 votes abstaining from the election of Bill G. Taylor.

           A vote was held to approve an amendment to the Company's 1995 stock option and incentive plan, as well as the Company's 1995 stock option plan for non-employee directors. 2,202,585 votes were cast in favor, 391,057 votes against, 69,764 abstaining, and 1,991,539 not voted for the Company's 1995 stock option and incentive plan. 2,747,220 votes were cast in favor, 1,673,828 votes against, 149,502 abstaining, and 1,507,854 not voted for the Company's 1995 stock option plan for non-employee directors.

           The stockholders also voted to ratify the board of Directors selection of KPMG Peat Marwick, LLP as the Company's independent auditors for the fiscal year ended December 31, 1996. 4,593,101 votes were cast in favor of this proposal, 1,455,769 were cast against it and 32,310 abstained.

           ITEM 5.  OTHER INFORMATION.

           None.

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

           None

           (b)  Reports on Form 8-K

           The Company filed a current Report on Form 8-K on June 28, 1996 regarding the private placement of common stock on June 28, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant as duly caused this Report to be signed on its behalf the undersigned, thereunto duly authorized.

                           BIOSAFE INTERNATIONAL, INC.

     Date: August 8, 1996               /s/ Philip Strauss
                           -----------------------------------------------------
                           Philip Strauss
                           Chief Executive Officer,
                           President, and Treasurer
                           (Principal Executive Officer)




     Date: August 8, 1996                /s/ Robert Rivkin
                           -----------------------------------------------------
                           Robert  Rivkin
                           Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)