Form 10-Q
period 1996-09-30
BIOSAFE INTERNATIONAL INC
filed 1996-11-12
CIK 847468

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q


                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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

                            Yes   X   No     .
                                -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            CLASS                            OUTSTANDING AS OF NOVEMBER 5, 1996

Common Stock, $.001 par value                           16,629,428

                           BIOSAFE INTERNATIONAL, INC.
                           ---------------------------


            Index to Contents                                                             Page No.
            -----------------                                                             --------

Part I   Financial Information

         Item I.    Financial Statements:

                Consolidated Balance Sheets as of  September 30, 1996 and December
                       31, 1995                                                             1 - 2

                Consolidated Statements of Operations for the
                       Three Months Ended and Nine Months Ended September 30,1996
                       and 1995, and for the period from April 23,1990, (inception)
                       to September 30, 1996.                                                 3

                Consolidated Statements of Cash Flows for the Nine Months
                       Ended September 30, 1996 and 1995, and for the period
                       from April 23,1990, (inception)
                       to September 30, 1996.                                                 4

                Notes to Consolidated Financial Statements                                  5 - 13

         Item 2.    Management's Discussion and Analysis of Consolidated
                       Financial Condition and Results of Operations                       14 - 23


Part II  Other Information

         Item 1.    Legal Proceedings                                                      24 - 25

         Item 2.    Changes in Securities                                                    25

         Item 3.    Defaults on Senior Securities                                            25

         Item 4.    Submission of Matters to  a Vote of Security Holders                     26

         Item 5.    Other Information                                                        26

         Item 6.    Exhibits and Reports on Form 8-K                                         26

Signatures                                                                                   27


                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)
                          Consolidated Balance Sheets

                                                   September 30,   December 31,
               Assets                                  1996           1995
               ------                              ------------    ------------
                                                   (unaudited)

Current assets:
   Cash                                            $ 1,837,498     $ 5,237,064
   Accounts and notes receivable, net (Note 3)       1,495,047       2,047,065
   Assets held for sale (Note 4)                       150,000            --
   Prepaid expenses and other current assets           394,576         515,558
                                                   -----------     -----------

      Total current assets                           3,877,121       7,799,687

Assets held for sale (Note 4)                          311,569         505,980
Accounts and notes receivable (Note 3)                 561,949            --
Restricted cash and securities                       1,192,939         187,500
Due from former employees (Note 5)                     647,381         385,425
Investment in affiliate                                  5,425          10,029
Property and equipment, net (Note 6)                16,368,159      12,503,091
Prepaid consulting fees                                333,750         834,375
Deferred financing costs                               818,235       1,182,251
Other assets                                           102,292          99,772
                                                   -----------     -----------

      Total assets                                 $24,218,820     $23,508,110
                                                   ===========     ===========



See accompanying notes to consolidated financial statements.


                        BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                               (A DEVELOPMENT STAGE COMPANY)
                                Consolidated Balance Sheets


                                                           September 30,     December 31,
           Liabilities and Stockholder's Equity                1996              1995
           ------------------------------------            ------------      ------------
                                                            (unaudited)

Current liabilities:
   Current portion of long-term debt and notes payable     $  1,491,357      $  1,526,188
   Accounts payable                                           1,839,420         2,546,169
   Accrued expenses                                             614,108           635,879
   Restructuring and current liabilities related to
      discontinued operations (Note 4)                          826,372           622,624
   Income and franchise taxes payable                              --              75,535
                                                           ------------      ------------

      Total current liabilities                               4,771,257         5,406,395


Long-term debt and notes payable                              9,541,367        12,266,003
Landfill closure and post-closure costs (Note 7)              1,500,000         1,500,000
                                                           ------------      ------------
      Total liabilities                                      15,812,624        19,172,398
                                                           ------------      ------------

Contingencies (Note 7)

Minority interest                                             1,043,210         1,044,111
                                                           ------------      ------------

Stockholders' equity (deficit): (Notes 9)
   Common stock, $.001 par value.  Authorized
      100,000,000 shares;  16,601,332 and
      11,706,338 shares issued and outstanding
      at  September 30, 1996 and December 31, 1995,
      respectively                                               16,601            11,706
   Additional paid-in capital                                21,011,971        12,607,210
   Deficit accumulated during the development stage         (13,665,586)       (9,327,315)
                                                           ------------      ------------
      Total stockholders' equity                              7,362,986         3,291,601
                                                           ------------      ------------

      Total liabilities and stockholders' equity           $ 24,218,820      $ 23,508,110
                                                           ============      ============




See accompanying notes to consolidated financial statements.


                                           BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                                                   (A DEVELOPMENT STAGE COMPANY)
                                               Consolidated Statements of Operation
                                                            (unaudited)



                                                                                                                       Period from
                                                                 Three Months Ended            Nine Months Ended      April 23, 1990
                                                            -----------------------------  -------------------------- (inception) to
                                                            September 30,   September 30,  September 30, September 30, September 30,
                                                                1996            1995           1996          1995          1996
                                                            -------------   -------------  ------------- ------------  -------------

Landfill revenues                                            $   312,407    $   752,232    $ 1,049,019   $ 1,487,047   $  2,393,416
                                                             -----------    -----------    -----------   -----------   ------------

Cost of landfill operations:
   Operating expenses                                            149,162        173,474        494,204       173,474      1,260,216
   Write-off of landfill development costs                          --             --          229,113          --          229,113
   Depreciation                                                  110,410         44,603        208,697        51,317        280,346
                                                             -----------    -----------    -----------   -----------   ------------
      Total cost of landfill operations                          259,572        218,077        932,014       224,791      1,769,675
                                                             -----------    -----------    -----------   -----------   ------------

      Gross profit                                                52,835        534,155        117,005     1,262,256        623,741

Selling, general and administrative expenses                     480,573      1,102,199      2,262,429     1,825,351      9,252,328
Amortization of prepaid consulting fees                          166,875        166,875        500,625       333,750      1,001,250
Restructuring (Note 4)                                              --             --          250,000          --        1,565,323
                                                             -----------    -----------    -----------   -----------   ------------

      Income (loss) from operations                             (594,613)      (734,919)    (2,896,049)     (896,845)   (11,195,160)
                                                             -----------    -----------    -----------   -----------   ------------

Other income (expense):
   Royalty and other income, net (Note 3)                        910,594           --          962,464          --        5,887,683
   Interest income                                                40,596         75,884        122,779       121,541        506,709
   Gain on sale of assets                                           --             --             --            --          222,728
   Interest expense and financing costs                         (189,358)       (79,594)      (817,246)     (135,752)    (1,845,430)
   Equity in loss of affiliate                                      (173)          --          (59,823)         --          (59,823)
   Write-off of accounts and notes receivable                       --             --             --      (2,975,000)    (2,975,000)
   Loss on investment in marketable securities                      --          (10,938)          --         (82,813)      (100,000)
   Write-off of assets                                              --             --             --            --         (241,546)
                                                             -----------    -----------    -----------   -----------   ------------
      Total other income (expense)                               761,659        (14,648)       208,174    (3,072,024)     1,395,321
                                                             -----------    -----------    -----------   -----------   ------------

      Income (loss) before income taxes, minority interest
        and discontinued operations                              167,046       (749,567)    (2,687,875)   (3,968,869)    (9,799,839)

Federal and state income tax expense                             (61,156)          --          (11,156)     (185,000)       166,879
                                                             -----------    -----------    -----------   -----------   ------------

      Income (loss) before minority interest
        and discontinued operations                              228,202       (749,567)    (2,676,719)   (3,783,869)    (9,966,718)

Minority interest                                                 (3,441)         3,237            901         3,237        (12,115)
                                                             -----------    -----------    -----------   -----------   ------------

      Income (loss) from continuing operations                   224,761       (746,330)    (2,675,818)   (3,780,632)    (9,978,833)

Discontinued operations (Note 4)                                    --             --       (1,662,453)     (693,174)    (3,686,753)
                                                             -----------    -----------    -----------   -----------   ------------

      Net income (loss)                                          224,761       (746,330)    (4,338,271)   (4,473,806)  $(13,665,586)
                                                                                                                       ============

Preferred stock dividend                                            --             --             --           9,500
                                                             -----------    -----------    -----------   -----------
      Net income (loss) available for
        common shareholders                                  $   224,761    $  (746,330)   $(4,338,271)  $(4,483,306)
                                                             ===========    ===========    ===========   ===========

Net income (loss) per share:
   Income (loss) from continuing operations                  $      0.01    $     (0.06)   $     (0.20)  $     (0.41)
   Discontinued operations                                          --             --            (0.13)        (0.08)
                                                             -----------    -----------    -----------   -----------

   Net income (loss) per share                               $      0.01    $     (0.06)   $     (0.33)  $     (0.49)
                                                             ===========    ===========    ===========   ===========

Weighted average number of shares used in
   computation of net income (loss) per share                 16,043,285     11,559,246     13,334,119     9,171,414



See accompanying notes to consolidated financial statements.


                          BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (A DEVELOPMENT STAGE COMPANY)
                             Consolidated Statements of Cash Flows
                                          (unaudited)


                                                                                              Period from
                                                                                             April 23, 1990
                                                          Nine months ended September 30,    (inception) to
                                                          -------------------------------    September 30,
                                                                1996             1995            1996
                                                                ----             ----        --------------

Cash flows from operating activities:
  Net income (loss)                                         $(4,338,271)     $(4,473,806)    $(13,665,586)
  Adjustments to reconcile net income (loss) to
   net cash used by operating activities:
     Discontinued operations                                  1,662,453          693,174        3,686,753
     Depreciation and amortization                              865,029          385,067        1,678,422
     Deferred income taxes                                         --           (185,000)            --
     Loss on investment in marketable securities                   --             82,812          100,000
     Equity on loss in affiliate                                 59,823             --             59,823
     Minority interest                                             (901)          (3,237)          12,115
     Allowance for doubtful accounts - non -trade                  --               --            334,926
     Allowance for doubtful accounts - trade                       --               --             12,500
     Write-off of accounts and notes receivable                    --          2,975,000        2,975,001
     Issuance of common stock for services                       17,157             --            400,457
     Write-off of landfill development costs                    229,113             --            229,113
     Write-off of assets                                           --               --            241,546
     Changes in assets and liabilities:
        Accounts and notes receivable                            (9,931)      (1,046,157)      (3,614,142)
        Prepaid expenses and other current assets               120,982         (288,086)        (394,576)
        Accounts payable                                       (942,542)         889,866        2,074,492
        Accrued expenses                                        214,020          146,031          562,738
        Income and franchise taxes payable                      (75,535)         (98,005)            --
        Deferred income                                            --               --           (500,000)
                                                            -----------      -----------     ------------
     Net cash used by continuing operations                  (2,198,604)        (922,341)      (5,806,419)
     Net cash used by discontinued operations                (1,408,861)      (1,111,560)      (2,819,232)
                                                            -----------      -----------     ------------
        Net cash used by operating activities                (3,607,465)      (2,033,901)      (8,625,651)
                                                            -----------      -----------     ------------

Cash flows from investing activities:
  Assets held for sale                                          (22,500)            --           (425,000)
  Restricted cash and securities                             (1,005,439)        (187,500)      (1,192,939)
  Receivable from One, Three, Six, Inc.                            --               --           (800,000)
  Investment in affiliate                                       (55,219)            --            (65,248)
  Construction in progress                                   (3,912,367)      (8,577,548)     (13,322,272)
  Future landfill development projects                         (392,204)            --           (738,681)
  Operating equipment at landfills                              162,763             --            130,949
  Other property and equipment                                 (180,073)        (843,008)      (1,137,731)
  Patents                                                        (6,577)         (18,248)         (69,962)
  Other assets                                                  (18,654)         (27,399)         (53,196)
  Licenses and permits                                             --               --            (78,807)
                                                            -----------      -----------     ------------
        Net cash provided (used) by investing activities     (5,430,270)      (9,653,703)     (17,752,887)
                                                            -----------      -----------     ------------

Cash flows from financing activities:
  Deferred financing and registration costs                     (23,676)        (354,316)      (1,441,468)
  Net borrowings and advances
     from stockholders and related parties                     (261,956)        (395,245)         119,425
  Net borrowings from notes payable and long-term debt            7,600        2,570,611        1,061,461
  Issuance of subordinated notes payable                           --               --         12,405,000
  Repayments of subordinated notes payable                         --           (490,000)        (790,000)
  Minority interest                                           1,027,458        1,031,095
  Net proceeds from issuance of common stock                  5,916,201        9,265,903       16,247,857
  Redemption of preferred stock                                    --               --           (300,000)
  Preferred stock dividends                                        --                            (117,334)
                                                            -----------      -----------     ------------
        Net cash provided by financing activities             5,638,169       11,624,411       28,216,036
                                                            -----------      -----------     ------------
Increase (decrease) in cash                                  (3,399,566)         (63,193)       1,837,498
Cash, beginning of period                                     5,237,064          170,893             --
                                                            -----------      -----------     ------------
Cash, end of period                                         $ 1,837,498      $   107,700     $  1,837,498
                                                            ===========      ===========     ============


See accompanying notes to consolidated financial statements.

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements


(1) BASIS OF PRESENTATION

      These consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

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

      Cost of Landfill Operations

      Cost of operations includes direct labor, payroll taxes, employee benefits, fuel, equipment maintenance, insurance, depreciation and amortization, depletion of landfill development costs, accruals for ongoing closure and post-closure regulatory compliance (for landfills owned) and other routine maintenance and operating costs directly related to landfill operations. Also included in cost of landfill operations are payments made to certain Towns in which each landfill is located in the form of "Host Town Fees" and "Closure Fees" (for landfills operated under management contracts), which are negotiated on a rate per ton basis as part of the contract with each Town. At landfills operated under management contracts, the Towns are responsible for the ultimate closure and post-closure costs related to such landfills.

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


                                                                   (Continued)

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements


      Property and Equipment

      Capitalization of landfill development costs begin upon determination by the Company of economic feasibility or extended useful life of each landfill as a result of comprehensive engineering and profitability studies. Capital costs include acquisition, engineering, legal and other direct costs associated with the permitting and development of new landfills, expansions at existing landfills, and cell development. These costs are capitalized pending receipt of all necessary operating permits or commencement of operations.

      Interest is capitalized on landfill costs related to permitting, site preparation, and facility construction during the period that these assets are undergoing activities necessary for their intended use. Interest costs of $167,675 and $0, and $353,240 and $0 were capitalized during the three and nine months ended September 30, 1996 and 1995, respectively.

      Landfill development costs are depleted using the unit-of-production method, which is calculated using the total units of airspace filled during the year in relation to total estimated permitted airspace capacity. The determination of airspace usage and remaining airspace capacity is an essential component in the calculation of landfill asset depletion. The determination is performed by conducting topography surveys, generally using aerial survey techniques, of the Company's landfill facilities to determine remaining airspace capacity in each landfill. The surveys are reviewed by the Company's consulting engineers, the Company's internal operating and engineering staff, and its financial and accounting staff. Current year-end remaining airspace capacity is compared with prior year-end remaining airspace capacity to determine the amount of airspace used during the current year. The result is compared against the airspace consumption figures used during the current year for accounting purposes (primarily tipping volume) to ensure proper recording of the provision for depletion. The process of reevaluating airspace consumption did not impact results of operations for any periods presented in these consolidated financial statements.

      The Company performs assessments for each landfill of the recoverability of capitalized costs which requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in environmental regulation. It is the Company's policy to periodically review and evaluate that the benefit associated with these costs are expected to be realized and therefore capitalization and depletion is justified. Capitalized costs related to landfill development for which no future economic benefit is determined by the Company are expensed in the period in which such determination is made. Landfill development costs of $0 and $0, and $229,113 and $0, were expensed based on such determination during the three and nine months ended September 30, 1996 and 1995, respectively.


                                                                   (Continued)
                                       6

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

(3)   MEDICAL WASTE TECHNOLOGY AGREEMENT

      In February 1996 the Company entered into a licensing and services agreement with ScotSafe Limited ("ScotSafe"), a Glasgow, Scotland company for the exclusive rights to use the Company's continuous feed auger medical waste processing technology in the British Isles. The Company earned royalties and consulting fees of approximately $900,000 during the nine months ended September 30, 1996 from the completion of two medical waste treatment facilities by ScotSafe during this period.



(4)   RESTRUCTURING OF OPERATIONS AND ASSETS HELD FOR SALE

      On March 27, 1996, the Company announced its intention to take meaningful action to conserve cash and working capital, including the restructuring of the Company's operations to focus its resources and activities on its core business of landfill remodeling and operation.

      Restructuring Charge

      During the first quarter of 1996, the Company recorded a restructuring charge of $250,000 for estimated restructuring costs associated with management's plan to focus on the core business of landfill remodeling and operation. These costs included accruals for employee severance, non-cancelable lease commitments and professional fees. The restructuring plan is expected to result in annual savings in excess of $1.0 million. As of September 30, 1996, costs of $249,000 have been charged to the reserve.


                                                                   (Continued)
                                       7

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements


      Assets Held for Sale and Discontinued Operations

      During the fourth quarter of 1995, the Company recorded a non-recurring charge to 1995 earnings of approximately $1.3 million primarily related to the write-down of assets to their estimated net realizable value. The aggregate carrying values of such property considered no longer strategic to the Company's operations is reviewed periodically and stated at the estimated net realizable value. During the nine months ended September 30, 1996, the Company recorded an additional charge of $54,118 to reduce the carrying value of these assets. Net assets of the discontinued operations consists primarily of equipment of $36,569. Also included in assets held for sale is property of $425,000 not related to discontinued operations. As a result of discontinuance of these operations, the Company expects annual savings in excess of $3.0 million. The Company anticipates disposing these assets during 1997.

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

      The expenses associated with operating the Ancillary Technologies for all periods presented are reported in the accompanying reclassified consolidated financial statements of operations and cash flows under discontinued operations. During the first quarter of 1996, the Company provided a reserve of $650,000 for estimated costs directly associated with disposing of the Ancillary Technologies and MSF. The discontinued operations reserve was recorded net of a deferred tax asset of zero. The Company has recorded a valuation allowance against the full amount of its deferred tax asset, which consists primarily of its available net operating loss tax carryforwards. As of September 30, 1996, costs of $236,000 have been charged to the reserve with the most of the balance expected to be utilized by December 31, 1996.

      The Company plans to maintain ownership of its infectious medical waste disposal technology, which is fully developed and requires no further development costs, which is outside the Company's core landfill remodeling and operations business.

                                                                   (Continued)

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements


      On March 27, 1996, Dr. Richard H. Rosen resigned from the offices of
         Chairman of the Board of Directors, President, Chief Executive Officer and Treasurer of the Company and all of its subsidiaries and affiliates (See "Due From Former Employees' Note 5 and Part II, Item 1 "Legal Proceedings"). The Board of Directors named Philip Strauss, Chief Operating Officer, to the additional positions of Chief Executive Officer and President of the Company and, on June 24, 1996 the Company also named Philip Strauss Chairman of the Board of Directors.

 (5)  DUE FROM FORMER EMPLOYEES

      The Company has commenced arbitration proceedings against Dr. Richard
         Rosen, former Chairman, Chief Executive Officer and President of the Company, seeking to recover an amount in excess of $1.8 million, excluding interest, which the Company believes is owed to it by Dr. Rosen. This action was undertaken at the direction of the Board of Directors following its receipt of a report by a special committee which had been appointed to investigate Dr. Rosen's financial dealings with the Company. The Special Committee retained independent counsel in connection with its investigation. Dr. Rosen resigned from all offices with the Company on March 27, 1996. Amounts which the Company seeks to recover include unreimbursed advances and amounts which the Company believes constitute improper expense reimbursements and payments of Company funds for personal benefit. An arbitration hearing was completed on October 25, 1996; the arbitrator has not yet issued a ruling. No assurance can be given that the Company will be able to prevail in these proceedings or that it will be able to collect any amounts awarded in arbitration. The Company is carrying on its balance sheet an amount of approximately $471,000 in unreimbursed advances due from Dr. Rosen, but the Company's other claims and additional advances have not been reflected on the balance sheet at this time.


                                                                   (Continued)

(6) PROPERTY AND EQUIPMENT


         Property and equipment are stated at cost and consist of the following;


                                                                       September 30,      December 31,
                                                                           1996              1995
                                                                           ----              ----
                                                                        (unaudited)

         Construction in progress - landfills owned                     $ 7,541,513       $ 5,152,750
         Construction in progress - landfills operated                    6,380,759         4,907,155
         Future landfill development projects                               432,472           269,381
         Operating equipment at landfills                                   989,883         1,040,646
         Buildings, facilities and improvements                             732,133           664,060
         Other property and equipment                                       722,806           702,821
                                                                        -----------       -----------
                                                                         16,799,566        12,736,813
         Less accumulated depreciation and amortization                    (431,407)         (233,722)
                                                                        -----------       -----------

                                                                        $16,368,159       $12,503,091
                                                                        ===========       ===========


    Town of Fairhaven

    The Company entered into a management contract with the Town of Fairhaven, Massachusetts on July 24, 1994 to remodel the Town of Fairhaven landfill. On June 22, 1995, the Company commenced operations and began accepting waste at the landfill utilizing existing capacity. The Company has remodeled and constructed an initial cell at the landfill. On August 9, 1996 the Company received final authorization from the Massachusetts Department of Environmental Protection ("MDEP") to operate its initial cell and maintain a daily capacity of 150 tons per day. The company expects the MDEP to increase the daily rate from 150 tons per day to approximately 400 tons per day when additional lined cells are constructed at the landfill. The Company, as discussed below, is currently awaiting findings from a court hearing held on September 5, 1996. The Company, subject to the court findings, is currently in the process of revising its construction schedule and operating budget for the project based on the delays and additional costs caused by the litigation and other matters. In the near future, the Company intends to reduce its daily intake from the currently permitted 150 tons per day level. Such reduction, will result in a shortened construction period, which will then allow the Company to reach the approximate 400 tons per day level sooner. The company does not anticipate reaching 400 tons per day until late 1997. When the company reaches 400 tons per day, the Fairhaven project will generate increased operating cash flow, which will reduce the Company's dependence on external financing to fund future project capital costs. The contract requires the Company to pay a "Host Town Fee" of $2.00 per ton or 5% of the tipping fees for


                                                                   (Continued)

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements


       solid waste and $3.00 per ton to contribute to the Town's closure and post-closure costs, excluding waste from the Town and waste for "beneficial reuse."

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

    Pursuant to the Massachusetts Administrative Procedures Act, the Permit
       Appeal has been heard by a Bristol County Superior Court Judge on September 5, 1996. Plaintiffs, the MDEP, the Town and the Company each have submitted briefs to the Court. The Company has challenged all of the alleged procedural and substantive grounds asserted by the Plaintiffs for the appeal, and is now awaiting the ruling.

    On January 12, 1996, the Company filed a motion to dismiss the MEPA Claims.
       The Town filed a similar motion. The Court heard oral argument on the motions to dismiss on April 9, 1996. On May 1, 1996, the Court issued a decision on the motions to dismiss in favor of the Company and the Town, dismissing the MEPA Claims in their entirety.

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

      On September 9, 1996 the Company received its Full Certification from the
         Vermont Agency of Natural Resources (VANR) to commence operations at the Moretown landfill using available


                                                                   (Continued)
                                       11

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements


         capacity and to begin construction of Cell One, Phase II. The ACT 250 Land Use Permit was received on September 30, 1996 which enabled the Company to commence operations at an average of 350 tons of waste per day. The Company commenced operations at the landfill on October 7, 1996.

      The Company's ownership of the landfill through its subsidiary, WPV, involves a greater degree of exposure to potential environmental liabilities than is involved with landfills operated under a management contract. In conjunction with the acquisition, the Company recorded $1.5 million for estimated closure and post-closure costs based on engineering estimates of the current condition of the landfill. See
         Note 7.


(7)   LANDFILL CLOSURE AND POST-CLOSURE COSTS

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

      The Company has estimated as of September 30, 1996 that the total costs for final closure and post-closure of Cell I at the Moretown, Vermont landfill, including capping costs, cap maintenance, groundwater monitoring, methane gas monitoring, and leachate treatment and disposal for up to 30 years after closure, is approximately $2 million. Based upon the existing conditions of the landfill at acquisition, $1.5 million has been accrued at September 30, 1996. See Note 6.

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


                                                                   (Continued)

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                      Consolidated Statements of Operations



 (8) CONTINGENCIES

      Legal Matters

      The Company is party to certain pending legal proceedings and claims.
         Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's management, after consultation with outside legal counsel, is of the opinion that the expected final outcome should not have a material adverse effect on the Company's financial position, results of operations or liquidity with the exception of certain litigation brought against the Company related to the Fairhaven Landfill. See Note 6.

(9) COMMON STOCK

      On June 28, 1996 the Company closed an offering to overseas investors under Regulation S of the Securities Act of approximately 3.3 million shares of common stock at approximately $2.00 per share, raising net proceeds of approximately $5.9 million. The purchasers were all non U.S. - persons and were primarily existing institutional BioSafe shareholders and internationally recognized environmental mutual funds. The private placement agent for the transaction was Capital Growth International, Inc.

      These shares have not been registered under the Securities Act and may not be sold in the United States without such registration or an applicable exemption from the requirement of registration.

      On July 6, 1996 the Company's Subordinated Redeemable Convertible Notes due October 6, 2000 became eligible for conversion. Through September 30, 1996, such notes in the principal amount of $2,750,000, plus accrued interest in the amount of $25,185 have been converted into 1,514,178 shares of common stock of the Company. Subsequent to September 30, 1996 an additional $50,000 in principal, plus accrued interest of $1,494 was converted into 28,096 shares of common stock of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes thereto of the Company included herein and the Consolidated Financial Statements and related Notes thereto included in the Company's 1995 Annual Report on Form 10-K.

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed herein (See "Certain Factors Affecting Future Operating Results").

         The Company is engaged in the business of rehabilitating landfills to permit their continued operation with increased capacity in an environmentally sound manner, referred to by the Company as "landfill remodeling", and landfill operation. The Company has developed technologies for handling of waste materials for use in landfill remodeling and operations. The Company is also in the initial stages of investigating potential acquisitions of waste collection and transfer operations to develop fully integrated solid waste management operations in markets where it believes it can maximize utilization of Company owned or operated landfills through such integration. No binding agreements or understanding for any such acquisitions exist at this time and no assurance can be given that the Company will be able to complete any such acquisitions.

         Prior to March 27, 1996, The company had been actively developing other technologies with potential application in a number of business areas, including the Ancillary Technologies and Major Sports Fantasies, Inc., a business unrelated to the environmental industry, as defined and discussed in Note (4) to the Consolidated Financial Statements. The Company is not currently allocating its resources or activities to the development or commercial exploitation of the Ancillary Technologies or Major Sports Fantasies, Inc.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

FINANCIAL POSITION
------------------

         BioSafe had $1,837,000 in cash as of September 30, 1996. This represented a decrease of $3,400,000 , from December 31, 1995. Working capital as of September 30, 1996 was $(894,000), a decrease of $3,287,000, or 137%, from
December 31, 1995. This decrease was primarily due to the use of cash to fund the net loss for the nine months ended September 30, 1996, capital costs associated with landfill development projects, and the restructuring and discontinued operations costs and reserves which the Company recorded in the first quarter of 1996, partially offset by the net proceeds of approximately $5.9 million in equity that the Company raised on June 28, 1996. See Notes 4 and 9 to the consolidated financial statements.

         During the nine months ended September 30, 1996, the Company allocated resources to various project development and related activities, see Note 6 to the Consolidated Financial Statements. Additions to property and equipment, primarily related to landfill remodeling and construction of $4,063,000 were made during the nine months ended September 30, 1996.

RESULTS OF OPERATIONS
---------------------

         Through the first quarter of 1995, substantially all of the Company's revenue had been attributable to the sale and licensing of it's medical waste treatment technology to BioMedical Waste Systems, Inc. ("Biomed"). On August 31, 1995 the Company terminated its agreement with Biomed in most territories as a result of Biomed's failure to make required payments.

         In February 1996 the Company entered into a licensing and services agreement with ScotSafe Limited ("ScotSafe"), a Glasgow, Scotland company for the exclusive rights to use the Company's continuous feed auger medical waste processing technology in the British Isles. The Company earned royalties and consulting fees of approximately $900,000 during the nine months ended September 30, 1996 from the completion of two medical waste treatment facilities by ScotSafe during this period, see Note 3 to the Consolidated Financial Statements.

         On March 27, 1996, the Company announced its intention to take meaningful action to conserve cash and working capital, including the restructuring of the Company's operations to focus its resources and activities on its core business of landfill remodeling and operation, see Note 4 to the consolidated financial statements. The Company expects the restructuring and related discontinued operations to result in annual savings in excess of $4.0 million.

         Landfill revenues for the nine months ended September 30, 1996 consisted of $1,049,000 received from operation of the Fairhaven landfill project which commenced on June 22, 1995, utilizing existing capacity.

         For the nine months ended September 30, 1996, the net loss was ($4,338,000) as compared to a net loss of ($4,474,000) during the nine months ended September 30, 1995. During the nine months ended September 30, 1995 the Company wrote-off $2,975,000 in accounts and notes receivable from Biomed. The net loss for the nine months ended September 30, 1996 consisted of $1,912,000 related to restructuring and discontinued operations, an increase of $953,000 in interest expense and financing costs, primarily related to the Fairhaven landfill and the convertible debenture issued in the fourth quarter of 1995, the write-off of $229,000 in landfill development costs associated with the termination of the Company's option to purchase a landfill in Rushville, PA for remodeling and development, partially offset by net operating income from the Fairhaven landfill and revenues from the ScotSafe agreement.

          In addition, on March 29, 1995, the Company entered into a two-year agreement with Liviakis Financial Communications, Inc. ("Liviakis"), whereby Liviakis assists and consults with the Company on matters concerning mergers and acquisitions, corporate finance, investor relations and financial public relations. As compensation for services to be rendered by Liviakis, the Company issued 890,000 unregistered, restricted shares of Common Stock. As a result, on March 29, 1995, the Company recorded a prepaid asset of $1,335,000. The Company is amortizing this expense over the two years of the Agreement, at a rate of $167,000 per quarter or $501,000 for the nine months ended September 30, 1996.

         Selling, general and administrative expenses consist of project development activities, marketing costs, salaries and benefits, legal, accounting and other professional fees, and other administrative costs. These costs totaled $2,262,000 for the nine months ended September 30, 1996. This represented an increase of $437,000, or 24%, compared to the $1,825,000 incurred during the nine months ended September 30, 1995. The increase was primarily associated with the development and marketing of the Company's landfill remodeling technology, financing activities and non-recurring professional fees associated with the investigation discussed in Note 4 to the consolidated financial statements. Also, on March 27, 1996, the Company announced its intention to take meaningful action to conserve cash and working capital, including the restructuring of the Company's operations to focus its resources and activities on its core business of landfill remodeling and operation. The restructuring is expected to result in annual saving in excess of $4.0 million.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

RESULTS OF OPERATIONS
---------------------

         For the three months ended September 30, 1996, net income was $225,000 as compared to a net loss of ($746,000) in the comparable prior year quarter, an increase of $924,000. This change was primarily the result of the Company's restructuring announced on March 27, 1996, and the cost containment measures and overhead reductions instituted as part of that restructuring, and the recognition of approximately $900,000 of revenues relating to the Company's medical waste business.

         Landfill Revenues for the three months ended September 30, 1996 were $312,000 as compared to revenues of $752,000 in the comparable prior year quarter, a decrease of $433,000. Revenues for the three months ended September 30, 1995 included a large amount of material for beneficial reuse accepted at the landfill during initial construction activities.

         Selling, general and administrative expenses for the quarter ended September 30, 1996 were approximately $481,000, as compared to $1,102,000 for the comparable prior year's quarter. The decrease was primarily due to the Company's March 27, 1996 restructuring plan, and the cost containment measures and overhead reductions instituted as part of that plan.

         During the 3 months ended March 31, 1996 the Company earned approximately $900,000 from its agreement with ScotSafe as discussed previously.

ENVIRONMENTAL AND REGULATORY MATTERS

         The Company and its customers operate in a highly regulated environment, and in general the Company's landfill remodeling projects, such as the Fairhaven landfill, are required to have federal, state and/or local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, The Company or its customers may be required to obtain additional operating permits or approvals. There can be no assurance that the Company will meet all of the applicable regulatory requirements. Any delay in obtaining required permits or approvals will tend to cause delays in the Company's ability to obtain bond or other project financing, resulting in increases in the Company's needs to invest capital in projects prior to obtaining financing, and will also tend to reduce project returns by deferring the receipt of project revenues. In the event that the Company is required to cancel any planned project as a result of the inability to obtain required permits or other regulatory impediments, the Company may lose any investment it has made in the project up to that point, and in the case of the Fairhaven and Moretown landfill projects, have a material adverse effect on the Company's financial condition and results of operations.

         To the extent possible, the Company intends to conduct its operations in such a manner as to minimize the impact of environmental issues on operating results. As a general matter, the Company will seek to avoid projects in which it would be required to handle or dispose of hazardous waste, although it is prepared to consider projects that may involve some cleanup of previously existing hazardous waste, subject to controls designed to minimize exposure to risk of liability and to assure an economic return from the activity. The Company's landfill projects will involve the installation and operation of extensive environmental monitoring systems to enable the Company to identify and deal with any potential environmental problems, which systems have already been implemented at the Fairhaven and Moretown landfill projects. The cost of installing these systems will be included in the Company's total investment in the project. The Company's contract for the Fairhaven landfill project requires the Town, as owner of the landfill, to pay for the ultimate cost of closing the landfill, and provides for a set-aside of a part of the Town's share of project revenues to establish a sinking fund for payment of closure costs, so that the Company will not be required to establish any reserves for this purpose. The Company intends to implement similar arrangements for closure costs in its agreements for other landfill projects which it may enter into in the future where it manages but does not own. The Company's ownership of the Moretown landfill through its subsidiary, Waste Professionals of Vermont, Inc., involves a greater degree of exposure to potential environmental liabilities than is involved with landfills operated under a management contract. In conjunction with the acquisition of the Moretown project, the Company recorded $1.5 million in estimated closure and post-closure costs based on engineering estimates of the current condition of the landfill. See Note 7 to the Consolidated Financial Statements.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         INITIAL COMMERCIALIZATION STAGE; LIMITED OPERATING HISTORY. To date, although the Company has conducted significant testing of methods and processes based on its materials handling technology, and has gained substantial experience in connection with the development and operation of the Fairhaven landfill project to date, the Company has not yet carried through a landfill remodeling project to completion. Final development and operation may be subject to engineering and construction problems such as cost overruns and start-up delays resulting from technical or mechanical problems, unfavorable conditions in the equipment or labor market, or environmental permitting and other regulatory problems, as well as other possible adverse factors. There can be no assurance that the Company will be successful in developing and implementing commercial landfill remodeling projects, or that any such development can be accomplished without excessive cost or delay.

         OPERATING LOSSES AND ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY. The Company had an accumulated operating deficit at September 30, 1996 of $13,666,000. Prospects for future profitability are heavily dependent on the success of the Company's landfill remodeling and operation projects. There can be no assurance that the Company will generate sufficient revenue to be profitable or, if profitable, to maintain profitability in future years.

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

         UNPREDICTABILITY OF PATENT PROTECTION AND PROPRIETARY TECHNOLOGY. The Company's success depends, in part, on its ability to obtain and enforce patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. While the Company has been issued a U.S. patent and certain related foreign patents on certain of its materials handling technology, with particular reference to landfill remodeling, and on its CFA medical waste treatment system, there can be no assurance that others will not independently develop similar or superior technologies, duplicate any of the Company's processes or design around any processes on which the Company has or may obtain patents. In addition, it is possible that third parties may have or acquire licenses for other technology that the Company may use or desire to use, so that it may need to acquire licenses to, or to contest the validity of, such patents of third parties relating to the Company's technology. There can be no assurance that any license required under such patents would be made available to the Company on acceptable terms, if at all, or that it would prevail in any such context. Moreover, the Company could incur substantial costs in defending itself in suits brought against it or in bringing suits against other parties related to patent matters.

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

         DEPENDENCE ON OPERATING PERMITS. The Company's ability to derive revenues from its landfill projects is dependent on obtaining requisite permits from state and/or local authorities. Obtaining such permits is time-consuming and expensive, and success cannot be assured in any case. As illustrated by litigation in which the Company is now involved (see Note 6 to the Financial Statements), permits, once granted, are subject to challenge in civil proceedings. If the Company is not successful in obtaining a permit for one of its project, or if a permit is revoked as a result of litigation, the Company stands to lose all or part of its investment in the project.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its activities primarily through the issuance of equity securities and debt, including convertible notes and common stock warrants.

During the year ended December 31, 1995 the Company raised net proceeds of $19,038,000 through private placements of equity securities and the issuance of long-term debt. On June 28, 1996 the Company raised net proceeds of $5,916,000 through a private placement of common stock, see Note 9 to the consolidated financial statements.

         At present, the Company is focusing its resources and efforts on the development of its landfill remodeling and operations business. The Company is also in the initial stages of investigating potential acquisitions of waste collection and transfer operations to develop fully integrated solid waste management operations in markets where it believes it can maximize utilization of Company owned or operated landfills through such integration. No binding agreements or understanding for any such acquisitions exist at this time and no assurance can be given that the Company will be able to complete any such acquisitions.

         The Company is currently engaged in a project with the Town of Fairhaven, Massachusetts to remodel its existing 28-acre landfill. Total investments in the Fairhaven landfill project through September 30, 1996 were approximately $8.0 million. The Company estimates that the total cost of development of the Fairhaven landfill project, including amounts invested to date, will be approximately $20 million. Since assuming responsibility for operation of the landfill in June 1995, the Company has received revenue from such operation. On October 11, 1995, the Company received a Major Modification Permit including an Authorization to Construct and remodel phase 1 of the first of three "cells" of the landfill. This permit has been challenged in state court by certain residents of the Town of Fairhaven. See "Legal Proceedings" in Item 1 and Note 6 to the Consolidated Financial Statements.

         Construction of phase 1 of the first cell of the Fairhaven landfill has been completed. On August 9, 1996 the Company obtained final authorization to operate its initial cell from the MDEP, and maintain a daily capacity of 150 tons per day. The company expects the MDEP to increase the daily rate from 150 tons per day to approximately 400 tons per day when additional lined cells are constructed at the landfill. The Company, as discussed below, is currently awaiting findings from a court hearing held on September 5, 1996. The Company, subject to the court findings, is currently in the process of revising its construction schedule and operating budget for the project based on the delays and additional costs caused by the litigation and other matters. In the near future the Company intends to reduce its daily intake from the currently permitted 150 tons per day level. Such reduction, will result in a shortened construction period, which will then allow the Company to reach the approximate 400 tons per day level sooner. The company does not anticipate reaching 400 tons per day until late 1997. When the company reaches 400 tons per day, the Fairhaven project will generate increased operating cash flow, which will reduce the Company's dependence on external financing to fund future project capital costs. Additional Authorization to Construct (ATC), Authorization to Operate
(ATO) and other minor permits will also be required for the second phase of the first cell and for the second and third cells. The Company believes that the final issuance of a permit to operate phase 1 of the first cell reflects substantial acceptance of its remodeling approach as applied at the Fairhaven landfill by the MDEP, but no assurance can be given that further required ATCs, ATOs and other permits will be obtained on a timely basis.

         The Company is pursuing various options for project financing of development expenses of the Fairhaven Landfill project, although no assurance can be given that any such project financing will be obtained.

         A second landfill project involves the Moretown landfill, located in Moretown, Vermont. On July 5, 1995, WPV, a corporation 80% owned by the Company, acquired the property of the Moretown landfill, together with certain related assets. The remaining 20% of WPV is held by an individual not affiliated with the Company. The Moretown landfill was acquired from an entity in bankruptcy which had owned the real estate on which the landfill had operated pursuant to a lease. The Company's total investment in the Moretown landfill project was approximately $7.0 million at September 30, 1996. The Company estimates that the total cost to WPV of completing the Moretown landfill project as planned, excluding remodeling, including amounts invested to date, will be approximately $15.0 million.

         On September 9, 1996 the Company received its Full Certification from the Vermont Agency of Natural Resources (VANR) to commence operations at the Moretown landfill using available capacity and to begin construction of Cell One, Phase II. The ACT 250 Land Use Permit was received on September 30, 1996 which enabled the Company to commence operations at an average of 350 tons of waste per day. The Company commenced operations at the landfill on October 7, 1996.

         The Company is pursuing various options for project financing of development expenses of the Moretown Landfill project, although no assurance can be given that any such project financing will be obtained.

         A third landfill project involves a landfill located on a 26-acre parcel in the Town of South Hadley, Massachusetts, for which the Company and the Town entered into an agreement under which the Company will operate and remodel the landfill. Thirteen of the 26 acres may contain hazardous waste and will not be included in the first phase of the remodeling, subject to a feasibility study. In addition, the Company's proposal to remodel and operate the 10-acre landfill of the Town of Buckland, Massachusetts has been approved by the Town, and a contract for this project has also been negotiated. The Company has also been chosen to remodel the Town of Orange, Massachusetts landfill, and is in preliminary negotiations for landfill remodeling contracts or landfill acquisitions in the Northeast and Midatlantic areas.

         If the Company is successful in raising additional capital to meet existing commitments and to support additional capital investments, the Company intends to pursue and increase its landfill remodeling and operating business. The Company is also in the initial stages of investigating potential acquisitions of waste collection and transfer operations to develop fully integrated solid waste management operations in markets where it believes it can maximize utilization of Company owned or operated landfills through such integration. No binding agreements or understanding for any such acquisitions exist at this time and no assurance can be given that the Company will be able to complete any such acquisitions.

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

         To the extent practicable, the Company seeks in its projects to retain the flexibility to defer scheduled capital investments. For example, the total investments required for the Fairhaven landfill project as described above assumes completion of landfill remodeling over the entire site. The Company may stage remodeling investments over an extended period of time while still collecting projected project revenues from the utilization of existing space.

         In summary, the Company's total investment required to complete its Fairhaven and Moretown landfill projects, in addition to amounts already invested as of September 30, 1996, will be approximately $20 million, subject to possible cost overruns which cannot be predicted. The Company estimates that, of the $20 million estimated required investment, approximately $12 million will be invested in the Fairhaven landfill project, and approximately $8 million will be invested in the Moretown landfill. Furthermore, feasibility studies required under the Company's contracts with the Towns of South Hadley and Buckland, Massachusetts, are expected to cost approximately $1 million, of which the Company has spent approximately $396,000 through September 30, 1996, and if either of these projects is determined to be feasible, substantial investments, comparable to those required for the Company's other landfill remodeling projects would be required to complete the projects. The Company also has under discussion and negotiation a number of additional landfill remodeling projects or acquisitions, and any contracts resulting from these discussions and negotiations would increase the Company's capital requirements accordingly. In addition, the Company requires cash to fund its corporate staff and other overhead expenses, which may grow significantly as the Company expands the scope of its operations, although the Company anticipates increases in revenues and cash flow from both the Moretown and Fairhaven landfill projects, and the Company's medical waste business in the foreseeable future.

         As discussed above, the Company will require additional financing in order to satisfy its existing and pending capital commitments. The Company's additional alternatives under consideration in this regard include: (a) certain prospects for project financing (such as secured debt financing with banks or other institutions) in relation to specific projects; (b) the raising of additional equity or long-term debt financing, (c) exercising its call rights with respect to certain outstanding warrants when and if the applicable market price conditions are satisfied, with the possibility that proceeds of approximately $38.0 million could be realized from exercise of these warrants. There can be no assurance that all or any of these financing plans and expectations will be realized. Failure of the Company to obtain required financing in the short term could have a materially adverse effect on the Company's financial condition and operations.

INFLATION

         The Company does not believe its operations have been materially affected by inflation.

                           BIOSAFE INTERNATIONAL, INC.


PART II  OTHER INFORMATION

           ITEM 1.  LEGAL PROCEEDINGS.

           (a) The Company has commenced arbitration proceedings against Dr. Richard Rosen, former Chairman, Chief Executive Officer and President of the Company (See Note 4), seeking to recover amounts which it believes are owed to it by Dr. Rosen. This action was undertaken at the direction of the Board of Directors based on recommendations of a special committee of the directors which had been appointed to investigate Dr. Rosen's dealings with the Company. Dr. Rosen resigned from all offices with the Company on March 27, 1996. Amounts which the Company seeks to recover include unreimbursed advances and amounts which the Company believes constitute improper expense reimbursements and payments of Company funds for personal benefit. An arbitration hearing was completed on October 25, 1996; the arbitrator has not yet issued a ruling. No assurance can be given that the Company will be able to prevail in these proceedings or that it will be able to collect any amounts awarded in arbitration. The Company is carrying on its balance sheet an amount of approximately $471,000 in unreimbursed advances due from Dr. Rosen, but the Company's other claims and additional advances have not been reflected at this time.


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

           Pursuant to the Massachusetts Administrative Procedures Act, the Permit Appeal was heard by a Bristol County Superior Court Judge. The Court had a hearing on the Permit Appeal on September 5, 1996, but has not yet announced its findings.

           Previously, on January 12, 1996, the Company filed a motion to dismiss the MEPA claims. The Town filed a similar motion. The Court heard oral argument on the motions to dismiss on April 9, 1996. On May 1, 1996, the Court issued a decision on the motions to dismiss in favor of BioSafe and the Town, dismissing the MEPA claims in their entirety.

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


           (c) One, Three, Six, Inc. ("One, Three, Six") has filed a lawsuit against BioSafe, Inc. ("BSI"), a subsidiary of the Company, in the Circuit Court of DuPage County, Illinois, seeking recovery of $433,000 in principal and interest allegedly due under a promissory note. The promissory note had been executed by BSI in connection with One, Three, Six's payment of $400,000 to BSI as an advance against BSI's share, as a BSI stockholder, of liquidation proceeds derived from the sale of One, Three, Six's assets, which proceeds were to be distributed to One, Three, Six's stockholders upon completion of winding up its affairs. Pursuant to a confession-of-judgment provision in the promissory note, on or about September 26, 1996, One, Three, Six obtained an order of judgment in its favor for the amount at issue plus costs. BSI contends that One, Three, Six obtained the promissory note by misrepresentations and has violated BSI's rights as a minority stockholder. BSI is preparing to make the necessary filings to re-open the judgment and to assert its affirmative defenses and counterclaims. By a Complaint filed October 17, 1996 in Massachusetts Superior Court, One, Three, Six has commenced proceedings to enforce the judgment entered by the Illinois Court, and has ordered the attachment of certain bank accounts of BSI. Bank accounts of the Company are not subject to the attachment, and the attachment does not have any material effect on the Company's access to its funds. BSI intends to seek to stay the enforcement proceedings upon re-opening of the Illinois judgment. Final resolution of this matter may require a revaluation of the asset recorded on the Company's books related to the liquidation of One, Three, Six, but the potential effect, if any, cannot be determined at this time. The Company does not believe that this matter will have a material adverse effect on its financial condition or operations.

           ITEM 2.  CHANGES IN SECURITIES

                    None.

           ITEM 3.  DEFAULTS ON SENIOR SECURITIES

                    None.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    None.

           ITEM 5.  OTHER INFORMATION.

                    None.

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  Exhibits

                         None

                    (b)  Reports on Form 8-K

                         None

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant as duly caused this Report to be signed on its behalf the undersigned, thereunto duly authorized.

                                            BIOSAFE INTERNATIONAL, INC.



     Date: November 6, 1996                 /s/ Philip Strauss
                                            ----------------------------------
                                            Philip Strauss
                                            Chief Executive Officer,
                                            President, and Treasurer
                                            (Principal Executive Officer)




     Date: November 6, 1996                 /s/ Robert Rivkin
                                            -----------------------------------
                                            Robert Rivkin
                                            Vice President, Chief Financial
                                            Officer and Secretary (Principal
                                            Financial and Accounting Officer)

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf the undersigned, thereunto duly authorized.

                                          BIOSAFE INTERNATIONAL, INC.



     Date: November 6, 1996               By:__________________________________
                                          Philip Strauss
                                          Chief Executive Officer,
                                          President, and Treasurer
                                          (Principal Executive Officer)




     Date: November 6, 1996               By:__________________________________
                                          Robert Rivkin
                                          Vice President, Chief Financial
                                          Officer and Secretary (Principal
                                          Financial and Accounting Officer)