Form 10-K
period 1996-12-31
BIOSAFE INTERNATIONAL INC
filed 1997-04-02
CIK 847468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

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



                               (617) 497-4500
                           Fax (617) 497-6355
              (Registrant's telephone number, including area code)


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

                        Yes    X     No
                             ----        ----

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

           As of March 26, 1997, the market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $ 5,519,553.

           The number of shares of the Registrant's common stock, par value $.001 per share, outstanding as of March 26, 1997 was 17,662,569.

                               TABLE OF CONTENTS





                                                                           PAGE
                                                                           ----

PART I                                                                       1

       Item 1. Business                                                      1
       Item 2. Properties                                                    13
       Item 3. LegalProceedings                                              13
       Item 4. Submission of Matters to a Vote of Security Holders           15

PART II                                                                      16

       Item 5. Market For Registrant's Common Equity and Related Stockholder
               Matters                                                       16
       Item 6. Selected Financial Data                                       17
       Item 7. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     18
       Item 8. Financial Statements and Supplementary Data                   25
       Item 9. Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                      26

PART III                                                                     26

       Item 10. Directors and Executive Officers                             26
       Item 11. Executive Compensation                                       26
       Item 12. Security Ownership of Certain Beneficial Owners and
                Management                                                   26
       Item 13. Certain Relationships and Related Transactions               26

PART IV                                                                      26

       Item 14. Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K                                                     26


Signautres                                                                   30

           This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Future Operating Results" of this Form 10-K.

                                     PART I

Item 1.  Business

           BioSafe International, Inc. (the "Company" or "BioSafe") is a nonhazardous solid waste management services company currently engaged in the business of rehabilitating landfills to permit their continued operation with increased capacity in an environmentally sound manner, referred to by BioSafe as "landfill remodeling", and landfill operation. BioSafe has developed technologies for handling of waste materials for use in landfill remodeling.

           The Company, in January 1997, through an 80% owned subsidiary, entered the waste collection business in the State of Vermont as its initial step and new focus to develop fully integrated solid waste management operations in markets where it believes it can maximize utilization of Company owned or operated landfills through such integration. An integrated solid waste management services company offers disposal, collection, transfer and recycling services. Accordingly, the Company is in the initial stages of investigating potential acquisitions of waste collection and transfer operations which would be integrated with current or future landfill remodeling or operation projects. No binding agreements or understanding for any such acquisitions exist at this time and no assurance can be given that the Company will be able to complete any such acquisitions.

           As discussed above, BioSafe is focusing its resources and activities on the development of an integrated solid waste management business. With the implementation of Subtitle D Regulations(as defined herein) and a growing scarcity of urban-center disposal sites, solid waste disposal continues to move further out from these urban centers. The Company believes that through utilization of its landfill remodeling process, it will be able to acquire and develop landfill capacity in or near urban metropolitan areas. On an integrated basis, the Company believes that this may provide a geographical and logistical competitive advantage to the extent that Company's operations are more centrally located as compared to its competitors with operations extending out longer distances from disposal sites.

           Prior to March 27, 1996, BioSafe had been actively developing other technologies with potential application in a number of business areas, including the manufacture of useful materials from tires and other recycled materials, contaminated soil cleanup and recycling, industrial sludge disposal, size reduction equipment design and manufacture (collectively, the "Ancillary Technologies"), and Major Sports Fantasies, Inc.("MSF"), a business unrelated to the environmental industry. Since March 27, 1996 the Company has not allocated its resources or activities to the development or commercial exploitation of the Ancillary Technologies or MSF. See "Business - Discontinued Operations, Restructuring and Management Change." The Company believes that the restructuring, which is now substantially complete, will allow the Company to improve significantly its operating profitability in the future and has positioned the Company to pursue successfully additional expansion opportunities. See "Business - Recapitalization".

           The Company has acquired, through a joint venture in which the Company has an 80% interest, a landfill located in Moretown, Vermont. The current estimated available new capacity at this landfill, excluding remodeling, is in excess of 1 million tons. On September 30, 1996 the Company received its final permit from the Vermont Department of Natural Resources to commence operations at the landfill at an average of 350 tons per day("TPD"). On October 7, 1996 the Company began operations at the landfill which is currently operating at approximately 150 - 200 TPD. The Company anticipates the operating level of the landfill to increase to approximately 200 - 250 TPD by the end of the second quarter of 1997. The Company intends to operate the landfill at that level until the Company permits and constructs its next cell, at which time the Company expects to increase the operating level to full capacity.

           On July 24, 1994 BioSafe entered into a contract with the Town of Fairhaven, Massachusetts to remodel the Town's existing 26 acre landfill. On June 22, 1995, the Company commenced operations and began accepting waste at the landfill utilizing existing capacity. On October 11, 1995, a Major Modification Permit was issued by the Massachusetts Department of Environmental Protection("DEP") including an Authorization to Construct and remodel the initial cell at the landfill. Since then, the Company has completed remodeling and constructed an initial cell at the landfill, and on August 12, 1996 the Company received final authorization from the DEP to operate the cell under the Town's current existing permit at 150 TPD. On November 8, 1995 an action was brought against various parties including the Company relating to the remodeling permits at the Fairhaven landfill seeking among other things to appeal the permit that had been issued for remodeling the landfill. See "Legal Proceedings". On September 9, 1996, pursuant to the Massachusetts Administrative Procedures Act, the action was heard by a Bristol County Superior Court Judge. As of March 26,1997, a ruling has not been issued. The Company, until the outcome of this litigation is determined, has ceased making additional capital investments in this project and has operated the landfill at a reduced capacity. Based on the extensive delays and additional operating costs to the project because of this litigation and other matters, resulting in the current uncertainty of the long-term economic viability of the project, the Company has decided to write-off its capital investment in the project through December 31, 1996 of $6,342,196. Included in the $6,342,196 is a reserve of $500,000 for additional litigation and ongoing site construction costs. When the litigation is resolved, the Company at that time will reassess the continued feasibility of the project.

           BioSafe is actively pursuing additional opportunities in landfill remodeling and operations and is involved in various stages of project evaluation or acquisition. At the present time, in addition to the projects in Moretown, Vermont and Fairhaven, Massachusetts, BioSafe is developing the following potential projects:

           The Company and the Town of South Hadley, Massachusetts have entered into a contract that provides for BioSafe to operate and remodel an existing 26-acre landfill in South Hadley. The Company is currently in the initial stages of permitting this project and anticipates beginning operations and generating revenues at this site by the end of 1998 or early 1999.

           The Company and the Town of Buckland, Massachusetts have entered into a contract that provides for BioSafe to operate and remodel an existing 10-acre landfill in Buckland. The Company and the Town of Buckland are currently reviewing available options as far as proceeding with this project.

           Each of these projects is subject to various financing and operational uncertainties, which are more fully discussed under "Business--Landfill Remodeling" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Operating Results."

           BioSafe is a Nevada corporation with its principal executive offices at 10 Fawcett Street, Cambridge, Massachusetts 02138. Its telephone number is
(617) 497-4500.

Company Background and Reorganizations

           The Company was incorporated in Nevada in 1989 as Zoe Capital Corp. and had no operations until March 29, 1995. On that date, the Company acquired BioSafe, Inc., (BioSafe), a Delaware corporation, through a merger with a subsidiary of the Company (the "Acquisition"), and changed its name to "BioSafe International, Inc." BioSafe, Inc. was incorporated in Delaware in April 1990. Pursuant to an Agreement and Plan of Merger dated March 17, 1995, among the Company and BioSafe, Inc., a subsidiary of the Company and certain shareholders of The Company, all persons serving as directors and officers of the Company resigned upon the consummation of the Acquisition. The persons serving as directors and officers of BioSafe immediately prior to the consummation of the Acquisition were elected to the same offices with the Company and retained their positions as directors and officers of BioSafe, Inc.. Prior to the Acquisition, neither BioSafe nor any affiliate of BioSafe had an interest in Zoe Capital Corp.

Discontinued Operations, Restructuring and Management Change

           On March 27, 1996, the Company announced its intention to take meaningful actions to conserve cash and working capital, including the restructuring of the Company's operations to focus its resources and activities on its core business of landfill remodeling and operation. On that date, the Company ceased operations at its technology center in Woburn, Massachusetts and discharged all employees and consultants previously engaged in developing the Ancillary Technologies, and MSF. In addition, the Company discharged certain employees involved in the Company's core landfill remodeling and operation business, including administrative, marketing and sales, and operations employees. No substantial revenues were received from the technology center operations and MSF activities.

           The Company, however, is currently maintaining ownership of its infectious medical waste disposal technology, which is fully developed and requires no further development costs, which is outside the Company's core landfill remodeling and operations business. See "Business - Medical Waste Technology License".

           On March 27, 1996, Dr. Richard H. Rosen resigned from the offices of Chairman of the Board of Directors, President, Chief Executive Officer and Treasurer of the Company and all of its subsidiaries and affiliates. See
Item 3 - "Legal Proceedings". The Board of Directors named Philip Strauss, Chief Operating Officer, to the additional positions of Chief Executive Officer and President of the Company. On June 24, 1996 Philip Strauss was also elected Chairman of the Board of the Company.

Recapitalization

           The Company believes that the restructuring, which is now substantially complete, will allow the Company to improve significantly its operating profitability in the future and has positioned the Company to pursue successfully additional expansion opportunities. The ultimate successful completion of the Company's restructuring is dependent upon the Company's ability to raise substantial additional capital and to achieve a level of revenues adequate to support the Company's cost structure. Accordingly, the Company is in the process of preparing a recapitalization plan and intends to seek to finalize and implement` this plan by June 30, 1997. In view of the current financial condition of the Company, the recapitalization plan , if successful, is likely to result in substantial dilution to existing shareholders through the issuance of convertible or other equity securities at a depressed price.

Industry Background

           The Company's strategy responds to the highly fragmented and rapidly consolidating nature of the solid waste industry. More stringent environmental regulations and increased demand for additional services such as recycling are dramatically increasing the capital and management expertise needed to compete and survive in the industry. It has become prohibitively expensive for many private companies, and especially municipal waste management organizations, to bring their operations into compliance with today's standards. As a result, many of these operators are considering alternatives such as privatization and or the sale or merger of their operations. According to financial analysts reports on the solid waste industry, only about one-third of the industry is currently managed by publicly-owned companies. The remaining two-thirds provide numerous privatization, partnership or acquisition opportunities for public companies with easier access to capital.

           Achieving safer and more efficient disposal and management of solid waste is an increasingly pressing problem for the solid waste industry which must provide for the disposal of household, industrial and commercial trash. National and state policies have imposed increased constraints on solid waste disposal, creating a need for creative and effective approaches to the engineering problems that are involved. Of particular importance to BioSafe's landfill remodeling business are policies being implemented by the U.S. Environmental Protection Agency ("US EPA") and State environmental regulatory authorities that are compelling the closure of most existing unlined landfills throughout the country. Today there are slightly more than 3000 operating landfills across the U.S. In 1988, there were more than 8000. At the same time, the Clean Air Act Amendments of 1990 require the imposition of stringent limitations on the emission of toxic substances into the atmosphere from incinerators, further limiting the available options for disposal of solid waste.

           Several categories of materials handling and size reduction technology are of particular importance in the different stages of solid waste disposal and management. Materials handling is useful because of the large volume of the materials involved in most waste streams and the specialized handling that may be required in order to achieve separation into usable and/or recyclable components. Size reduction technology is useful in order to convert all material to be processed to a uniform size so that it can be efficiently handled and effectively processed.

           The solid waste disposal industry offers opportunities for a company with engineering technology, know-how and experience to apply technologies to particular disposal problems. Substantial effort is required to understand the materials that are involved in the waste stream and the economic context, and to develop an effective strategy for dealing with those materials. If this can be accomplished successfully, BioSafe believes that it will generally be possible to structure profitable projects where the Company can play an ongoing role in the implementation and management of the solution on a revenue-producing basis.

BioSafe Technology and Strategy

           Prior to March 27, 1996, BioSafe had focused on the development and implementation of proprietary processes which offered practical benefits to entities faced with meeting regulatory restrictions on the handling and disposal of waste, including reductions in capital and operating costs, recycling of recyclable materials and reductions of environmental risk. BioSafe has developed technology in two important areas of waste processing, materials handling and size reduction. These technologies are central to BioSafe's landfill remodeling process, which enables existing landfill materials to be handled efficiently in a continuous process.

           As previously discussed, BioSafe is currently focusing its resources and activities on the development of an integrated solid waste management business. The Company believes that through utilization of its landfill remodeling process, it will be able to acquire and develop landfill capacity in or near urban metropolitan areas. On an integrated basis, the company believes that this may provide a geographical and logistical competitive advantage to the extent that Company's operations are more centrally located as compared to its competitors with operations extending out longer distances from disposal sites.

           The key elements of the Company's strategy are to:

                     1) identify a landfill in or near an urban metropolitan center that meets the Company's criteria for landfill remodeling or acquisition

                     2) in the region around each of its landfills, develop an integrated solid waste management operation, including collection operations and transfer stations, through strategically sound and financially accretive acquisitions and internal growth, to secure long-term stable waste and cash flows

                     3)  consolidate and optimize the integrated operations

This strategy is intended to enable the Company to continue to grow through new projects, acquisitions and internal growth.


Landfill Remodeling

           Municipal waste at landfills, even if it has been in place for many years, typically contains a large amount of low density, bulky material. By processing and recycling this material through BioSafe's soil separation and size reduction equipment, it is possible to recapture approximately 40-80% of the landfills original capacity, based on the Company's feasibility studies and its initial remodeling work at the Fairhaven landfill to date. First, an area of a landfill is excavated and processed, then the landfill can be lined in accordance with current environmental standards. At that time, the site can receive municipal solid waste and the reprocessed remaining landfill waste.

           As this procedure continues through the entire site, it is expected that (a) the entire landfill can be brought into compliance with current applicable environmental regulations; (b) the useful life of the landfill can be extended as a result of the volume reduction of the waste and in effect the creation of substantial new capacity, which represents an opportunity to generate revenues from tipping fees for many additional years; and (c) the high cost of closing down a landfill in compliance with current environmental regulations can be deferred for years into the future and can be financed through a sinking fund funded by a share of the tipping fees for the use of landfill capacity that is charged for new waste which is accepted at the landfill (referred to as "tipping fees"). The economic life of a landfill depends upon the amount of waste per day that the landfill is permitted to accept, the site conditions and relevant regulations governing the geometric configuration of the landfill, and the amount of additional space that can be created through remodeling considering the nature of the material found in that particular landfill.

           The Company's approach to landfill remodeling is based on extensive professional experience of its engineering personnel in connection with materials handling and size reduction technologies, including field testing of the technologies employed by the Company. In connection with any particular landfill remodeling project, the Company conducts extensive feasibility studies, including core samples of existing landfill content, to serve as the basis for projected volume reduction and new landfill capacity. At this time, the Company has developed significant experience through initial remodeling activities at the Fairhaven landfill. In developing its landfill remodeling strategy, the Company has consulted extensively with State regulatory authorities in various states having permitting and regulatory authority over landfills which the Company is evaluating for possible remodeling.

           The economics of this proposed solution to the above described landfill problems will vary from location to location based upon the particular circumstances of a project, and no assurance can be given that the utilization of BioSafe's landfill remodeling technology can achieve cost effective results at any particular landfill.

           Moretown, Vermont Landfill Project

           Although the Company's landfill remodeling plans generally focus primarily on the performance of landfill remodeling and operation under contract to the landfill owners, in the case of the Moretown project the Company has decided to acquire an interest in a landfill. On July 5, 1995, Waste Professionals of Vermont, Inc. ("WPV"), a corporation 80% owned by the Company, acquired the property of the Moretown, Vermont landfill, together with certain related assets. The Moretown landfill was acquired from an entity in bankruptcy which had owned the real estate on which the landfill had been operating pursuant to a lease. The Company has permitted the first cell and is in the process of permitting the second cell of the landfill in Moretown. The current estimated available space at the landfill is approximately 1 million tons. The Company intends to complete and operate the landfill. In the future, at such time as additional capacity can be utilized, the Company may seek to expand the landfill's capacity by remodeling.

           On or about March 31,1997 the Company expects to close a project financing of $1 million for additional development costs and working capital requirements of the Moretown landfill project from a local bank. No assurance can be given that such financing can be obtained on terms satisfactory to the Company. The Company's indirect ownership of the Moretown landfill involves a greater degree of exposure to potential environmental liabilities than is involved with the Fairhaven landfill project and other planned landfill remodeling projects, although the Company believes that the actual risk is manageable on the basis of its engineering and economic feasibility studies and its operating plans for the Moretown landfill.


           Fairhaven Landfill Project

           On July 24, 1994 BioSafe entered into a contract with the Town of Fairhaven, Massachusetts to remodel the Town's existing 26 acre landfill. On June 22, 1995, the Company commenced operations and began accepting waste at the landfill utilizing existing capacity. On October 11, 1995, a Major Modification Permit was issued by the Massachusetts Department of Environmental Protection("DEP") including an Authorization to Construct and remodel the initial cell at the landfill. Since then, the Company has completed remodeling and constructed an initial cell at the landfill, and on August 12, 1996 the Company received final authorization from the DEP to operate the cell under the Town's current existing permit at 150 TPD. On November 8, 1995 an action was brought against various parties including the Company relating to the remodeling permits at the Fairhaven landfill seeking among other things to appeal the permit that had been issued for remodeling the landfill. See "Legal Proceedings". On September 9, 1996, pursuant to the Massachusetts Administrative Procedures Act, the action was heard by a Bristol County Superior Court Judge. As of March 26,1997, a ruling has not been issued. The Company, until the outcome of this litigation is determined, has ceased making additional capital investments in this project and has operated the landfill at a reduced capacity. Based on the extensive delays and additional operating costs to the project because of this litigation and other matters, resulting in the current uncertainty of the long-term economic viability of the project, the Company has decided to write-off its capital investment in the project through December 31, 1996 of $6,342,196. Included in the $6,342,196 is a reserve of $500,000 for additional litigation and ongoing site construction costs. When the litigation is resolved, the Company at that time will reassess the continued feasibility of the project.

           Other Landfill Remodeling Projects

           At the present time, in addition to the projects under contract and operation in Fairhaven, Massachusetts and Moretown, Vermont, BioSafe is developing the following projects:

           South Hadley, Massachusetts. One of the Company's landfill projects involves a landfill located on a 26-acre parcel in the Town of South Hadley, for which BioSafe and the Town entered into an operation and remodeling contract on August 22, 1995. The Town of South Hadley will retain full ownership of the landfill. The Company is currently in the initial stages of permitting this project and anticipates beginning operations and generating revenues at this site by the end of 1998 or early 1999.

           Buckland, Massachusetts. The Company entered into a contract with the Town of Buckland, Massachusetts in November 1995, under which BioSafe will operate and remodel the Buckland community landfill. The Town of Buckland will retain full ownership of the landfill. The Company and the Town of Buckland are currently reviewing available options as far as proceeding with this project.

Medical Waste Technology License

           On February 9, 1996, the Company entered into a licensing and royalty agreement with ScotSafe Limited (ScotSafe), a Glasgow, Scotland based company, for the exclusive rights to use BioSafe's continuous feed auger ("CFA") medical waste processing technology in the British Isles and Ireland. On November 6, 1996 the Company and ScotSafe expanded their licensing agreement throughout Europe. The initial licensing agreement contemplated that ScotSafe would establish as many as nine CFA plants, each of which would result in additional licensing fees to BioSafe. In accordance with the agreement, BioSafe will provide technical assistance in connection with these facilities including facility design, installation, testing and training. In addition to royalty payments for each plant, ScotSafe has agreed to pay BioSafe for consulting and other services, and will reimburse the company for its out-of-pocket expenses and disbursements in connection with these services. As of December 1996, the Company has completed two plants for ScotSafe under this agreement and has generated approximately $1,000,000 in gross revenues. The royalty per plant is payable on a monthly basis over a two year period.


Markets and Competition

           The solid waste disposal and management industry present a broad variety of opportunities, and it is difficult to characterize the market in general terms. Likewise, the competitive environment is evolving rapidly, as new problems are identified and new technologies and approaches are developed for dealing with them. BioSafe faces competition or potential competition from a large number of companies, many of which have substantially greater resources than the Company. The Company believes that its engineering technology, know-how and experience represent potential competitive advantages. In certain circumstances, the Company's marketing approach may require it to expend significant resources in preliminary phases of a project before there is any assurance that a project is feasible or that the Company's proposal will be accepted, which necessarily entails certain financial risks.

           At the present time the Fairhaven landfill project is believed to be the largest project of its kind in the United States. The Company has developed significant experience through the operation of this project to date. Based on this experience, the Company believes it has developed a significant competitive advantage future competition. There has been some small landfill mining demonstration projects in Massachusetts, Florida, New York, and Pennsylvania. Landfill mining differs from landfill remodeling in that landfill mining's principal purposes are to reclaim recyclables and to reduce the footprint of the landfill to reduce and/or delay closure and post closure costs. BioSafe is not aware of any major company involved in either landfill mining or remodeling at this time. BioSafe expects that significant competition is likely to develop as the benefits of the remodeling approach become more widely known, and that some potential competitors may have significantly greater resources than BioSafe. BioSafe has obtained patent protection for aspects of its remodeling technology. No assurance can be given, however, that competitors may not be able to successfully challenge BioSafe's patents, or develop landfill remodeling technologies which avoid these patents.

Environmental Regulation

           The Company and its customers are subject to extensive and evolving environmental laws and regulations that have been enacted in response to technological advances and increased concern over environmental issues. These regulations are administered by the EPA and various other federal, state and local environmental, transportation, health and safety agencies. The Company believes that to a significant extent such laws and regulations have the effect of enhancing the potential market in which the Company operates, because the Company seeks to attract customers by offering them economical solutions to regulatory problems. On the other hand, such laws and regulations represent a potential constraint on the Company's operation of projects for its customers or for its own account.

           In order to develop and operate a landfill or a landfill remodeling project, the Company must go through several governmental review processes and obtain one or more permits and often zoning or other land use approvals. These permits and zoning or land use approvals are difficult and time consuming to obtain and may be opposed by various local elected officials and citizens' groups. Once obtained, operating permits generally must be periodically renewed and are subject to modification and revocation by the issuing agency.

           The Company's remodeling and operation of landfills subject it to certain operational, monitoring, site maintenance, closure and post-closure and financial assurance obligations which change from time to time and which could give rise to increased capital expenditures and operating costs, although in landfill projects carried out for municipalities or other customers the Company will seek to establish contractual arrangements under which the customer will assume the risk of any additional capital expenditure requirements arising from regulatory requirements. In connection with the Company's preliminary development of landfill remodeling projects, it is necessary to expend considerable time, effort and money in complying with the governmental review and permitting process necessary to remodel and increase the capacity of these landfills. Governmental authorities have the power to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in the case of violations. Failure to correct the problems to the satisfaction of the authorities could lead to curtailed operations or even closure of a landfill.

           The principal federal, state and local statutes and regulations applicable to the Company's operations are as follows:

           The Resource Conservation and Recovery Act of 1976. RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and nonhazardous. Wastes are generally classified as hazardous wastes if they (i) either (a) are specifically included on a list of hazardous wastes or (b) exhibit certain hazardous characteristics and (ii) are not specifically designated as nonhazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as nonhazardous. Among the wastes that are specifically designated as nonhazardous waste are household waste and special waste. These wastes, which will be accepted at the Company's landfills, may contain substances that may be as toxic or prove to cause contamination as some wastes classified and regulated as hazardous.

           In October 1991, the EPA adopted new regulations pursuant to Subtitle D of RCRA (the "Subtitle D Regulations"). These new regulations became generally effective in October 1993 (except for certain MSW landfills accepting less than 100 tons per day, as to which the effective date was April 9, 1994, and new financial assurance requirements, which become effective April 9, 1997) and include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. In addition, these regulations require that new landfill units meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) designed to keep leachate out of groundwater and have extensive collection systems to carry away leachate for treatment prior to disposal. Groundwater wells must also be installed at virtually all landfills to monitor groundwater quality. The regulations will also require, where threshold test levels are present, that methane gas generated at landfills be controlled in a manner that will protect human health and the environment. Each state is required to revise its landfill regulations to meet these requirements or such requirements will be automatically imposed upon it by the EPA. Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills within the state comply with the Subtitle D criteria. Many states have already adopted regulations or programs as stringent as or more stringent than the Subtitle D Regulations, which were first proposed in August 1988.

           The Federal Water Pollution Control Act (the "Clean Water Act"). The Clean Water Act establishes rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites, into waters of the United States. If runoff or collected leachate from the Company's landfills is discharged into a water of the United States, the Clean Water Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the new federal storm water regulations, which are designed to prevent possibly contaminated storm water from flowing into surface waters. The Company is working with the appropriate regulatory agencies to ensure that its facilities are in compliance with Clean Water Act requirements, particularly as they apply to treatment and discharge of leachate and storm water. The Company has secured or has applied for the required discharge permits under the Clean Water Act or comparable state-delegated programs. To ensure compliance with the Clean Water Act pretreatment and discharge requirements, the Company has either installed wastewater treatment systems at its facilities to treat its effluent to acceptable levels before discharge or has arranged (or is arranging) to discharge its effluent to municipal wastewater treatment facilities.

           The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("Superfund" or "CERCLA"). CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities from which there has been, or is threatened, a release of any hazardous substance into the environment. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and the transporters who arranged for disposal or transportation of the hazardous substances. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" but can also be founded upon the existence of even very small amounts of the numerous "hazardous substances" listed by the EPA, many of which can be found in household waste. If the Company were to be found to be a responsible party for a CERCLA cleanup, either at one of the Company's owned or operated facilities has been stored or disposed of, the enforcing agency could hold the Company completely responsible for all investigative and remedial costs even if others may also be liable. CERCLA also authorized the imposition of a lien in favor of the United States upon all real property subject to or affected by a remedial action for all costs for which a party is liable. The Company's ability to obtain reimbursement from others for their allocable share of such costs would be limited by the Company's ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties. In the past, legislation has been introduced in Congress to limit the liability of municipalities and others under CERCLA as generators and transporters of municipal solid waste. Although such legislation has not been enacted, if it were to pass it would limit the Company's ability to seek full contribution from municipalities for CERCLA cleanup costs even if the hazardous substances that were released and caused the need for cleanup at one of the Company's facilities were generated by or transported to the facility by a municipality.

           The Clean Air Act. The Clean Air Act provides for regulation, through state implementation of federal requirements, of the emission of air pollutants from certain landfills based upon the date of the landfill construction and volume per year of emissions of regulated pollutants. The EPA has recently promulgated new source performance standards regulating air emissions of certain regulated pollutants (methane and non-methane organic compounds) from municipal solid waste landfills. The EPA may also issue regulations controlling the emissions of particular regulated air pollutants from municipal solid waste landfills. Landfills located in areas with air pollution problems may be subject to even more extensive air pollution controls and emission limitations. In addition, the EPA has issued standards regulating the removal, handling and disposal of asbestos-containing materials.

           Each of the federal statutes described above contains provisions authorizing, under certain circumstances, the bringing of lawsuits by private citizens to enforce the provisions of the statutes.

           The Hazardous Materials Transportation Act. The transportation of hazardous waste is regulated both by the EPA pursuant to RCRA and by the federal Department of Transportation ("DOT") pursuant to the Hazardous Materials Transportation Act ("HMTA"). Pursuant to the HMTA, DOT has enacted regulations governing the transport of hazardous waste. These regulations govern, among other things, packaging of the hazardous waste during transport, labeling and marking requirements, and reporting of and response to spills of hazardous waste during transport. In addition, under both the HMTA and RCRA, transporters of hazardous waste must comply with manifest and record keeping requirements, which are designed to ensure that a shipment of hazardous waste is properly identified and can be tracked from its point of generation to point of disposal at a permitted hazardous waste treatment, storage or disposal facility.

           The Occupational Safety and Health Act of 1970 ("OSHA"). OSHA authorizes the Occupational Safety and Health Administration to promulgate occupational safety and health standards. Various of those promulgated standards, including standards for notices of hazards, safety in excavation, and the handling of asbestos, may apply to certain of the Company's operations. OSHA regulations set forth requirements for the training of employees handling, or who may be exposed in the workplace to, concentrations of asbestos-containing materials that exceed specified action levels. The OSHA regulations also set standards for employee protection, including medical surveillance, the use of respirators, protective clothing and decontamination units, during asbestos demolition, removal or encapsulation as well as its storage, transportation and disposal. In addition, OSHA specifies a maximum permissible exposure level for airborne asbestos in the workplace. The company has no direct involvement in asbestos removal or abatement projects.

           State and Local Regulation. Each state in which the Company now operates or may operate in the future has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid and hazardous waste, water and air pollution and, in most cases, the citing, design, operation, maintenance, closure and post-closure maintenance of landfills and transfer stations. In addition, many states have adopted "Superfund" statutes comparable to, and in some cases more stringent than, CERCLA. These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with such sites, and some provide for the imposition of liens on property owned by responsible parties. Furthermore, many municipalities also have ordinances, local laws and regulations affecting Company operations. These include zoning and health measures that limit solid waste management activities to specified sites or activities, flow control provisions that direct the delivery of solid wastes to specific facilities, laws that grant the right to establish franchises for collection services and then put out for bid for the right to provide collection services, and bans or other restrictions on the movement of solid wastes into a municipality.

           Certain permits and approvals may limit the types of waste that may be accepted at a landfill or the quantity of waste that may be accepted at a landfill during a given time period. In addition, certain permits and approvals, as well as certain state and local regulations, may limit a landfill to accepting waste that originates from specified geographic areas or seek to restrict the importation of out-of-state waste or otherwise discriminate against out-of-state waste. Generally, restrictions on the importation of out-of-state waste have not withstood judicial challenge. However, proposed federal legislation would allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and would require states, under certain circumstances, to reduce the amounts of waste exported to other states. If this or similar legislation is enacted, states in which the Company operates landfills could act to limit or prohibit the importation of out-of-state waste. Such state actions could adversely affect landfills within those states that receive a significant portion of waste originating from out-of-state.

           In addition, certain states and localities may for economic or other reasons restrict the exportation of waste from their jurisdiction or require that a specified amount of waste be disposed of at facilities within their jurisdiction. Recently, the United States Supreme Court held unconstitutional, and therefore invalid, a local ordinance that sought to impose flow controls on taking waste out of the locality. However, certain state and local jurisdictions continue to seek to enforce such restrictions and, in certain cases, the Company may elect not to challenge such restrictions based upon various considerations. In addition, the aforementioned proposed federal legislation would allow states and localities to impose certain flow control restrictions. These restrictions could result in the volume of waste going to landfills being reduced in certain areas, which may adversely affect the Company's ability to operate its landfills at their full capacity and/or affect the prices that can be charged for landfill disposal services.

           There has been an increasing trend at the state and local level to mandate and encourage waste reduction at the source and waste recycling and to prohibit the disposal of certain types of solid wastes, such as yard wastes, in landfills. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect the Company's ability to operate its facilities at their full capacity.

Employees

           As of March 26, 1997, BioSafe had approximately 27 full time employees. BioSafe believes its future success will depend in part on its continued ability to recruit and retain highly qualified technical and managerial personnel.

           BioSafe's employees are not subject to any collective bargaining agreement. BioSafe considers its relations with its employees to be good.



Item 2.  Properties

           In addition to the leases and fee interests relating to certain of BioSafe's landfills described under "Business--Landfill Remodeling," the Company leases its corporate headquarters which is located at 10 Fawcett Street, Cambridge, Massachusetts. BioSafe occupies approximately 6000 square feet at the Cambridge location under the terms of a lease expiring in December 1998, with an annual rent of approximately $70,000. The lessor is unaffiliated with BioSafe.

           BioSafe believes that its present offices and facilities are adequate for its current needs, and that suitable additional or substitute space will be available to accommodate further physical expansion of BioSafe's operations. BioSafe does not lease or own any other real property.

Item 3.  Legal Proceedings

           a) In July 1996, the Company commenced arbitration proceedings against Dr. Richard Rosen(Rosen), former Chairman, Chief Executive Officer and President of the Company, seeking to recover amounts, excluding interest, which the Company believes it was owed by Rosen. This action was undertaken at the direction of the Board of Directors following its receipt of a report by a special committee which had been appointed to investigate Rosen's financial dealings with the Company. The Special Committee retained independent counsel in connection with its investigation. Rosen resigned from all offices with the Company on March 27, 1996. Amounts which the Company sought to recover included unreimbursed advances and amounts which the Company believed constituted improper expense reimbursements and payments of Company funds for personal benefit.

           An arbitration hearing was completed on October 25, 1996, On January 2, 1997, the arbitrator issued the Award of Arbitrator, directing Rosen to pay $780,160, excluding interest and litigation costs, for breaches by Rosen of his employment agreement with the Company "in failing to discharge in good faith the duties of his positions and failing to act under the direction of the Board of Directors" of the Company. On February 25, 1997 the Middlesex Superior Court in Cambridge, Massachusetts confirmed the arbitration award in its full amount and entered judgment against Rosen for $780,160 plus interest. No assurance can be given that the Company will be able to collect any amounts awarded in arbitration. The Company is carrying on its December 31, 1996 balance sheet an amount of $500,000 in unreimbursed advances due from Rosen, but the Company's other claims and additional advances have not been reflected on the balance sheet at this time.

           b) Susan Allua, et al. v. Massachusetts Department of Environmental Protection, Town of Fairhaven and BioSafe, Inc. Two cases involving the same parties were brought in Bristol Superior Court by sixteen residents of Fairhaven, Massachusetts who reside in the vicinity of the landfill owned by the Town of Fairhaven (the "Landfill") which is being remodeled and operated by the Company. The first case commenced on November 8, 1995. In that case, Plaintiffs appealed a permit issued by the Massachusetts Department of Environmental Protection (the "DEP") authorizing the construction of a component of the remodeling project (the "Authorization to Construct" or "ATC"). Plaintiffs also have brought claims alleging that the DEP violated the Massachusetts Environmental Policy Act in issuing the ATO (the "MEPA Claim"). Further, Plaintiffs have brought common law claims against the Company for nuisance, trespass and strict liability based principally on alleged dust and odor conditions resulting from the Company's excavation activities at the Landfill. The Company is contesting all claims, and is receiving the cooperation of the Town of Fairhaven and the DEP in opposition to the claims in which those parties are involved. Pursuant to the Massachusetts Administrative Procedures Act, the ATO Appeal was heard by a Bristol County Superior Court Judge. The Court had a hearing on the Permit Appeal on September 5, 1996, but has not yet announced its findings.


           The Company believes that the Plaintiffs' stated grounds in the ATC appeal are without merit and that the ATC will be upheld as a result of the hearing. However, if the DEP's granting of the permit were reversed the Company's plans with respect to the Fairhaven landfill project would be materially adversely affected. The ATC permit remains in effect during the pendency of the appeal.

           Previously on January 12, 1996, the Company filed a motion to dismiss the MEPA Claims. The Town and DEP have filed a similar motion. The Court heard oral argument on the motions to dismiss on April 9, 1996. On May 1, 1996, the Court issued a decision on the motions to dismiss in favor of BioSafe and the Town, dismissing the MEPA claims in their entirety.

           Plaintiffs' common law claims for nuisance, trespass and strict liability are based principally on alleged dust and odor conditions resulting from the Company's excavation activities at the Fairhaven Landfill during the summer and early fall of 1995. The Company is pursuing factual discovery with regards to these claims. If the Plaintiffs pursue these claims after disposition of the ATC appeal, a period of additional discovery and other pre-trial proceedings would take place prior to trial on the merits.

           The second case was commenced September 9, 1996. In that case, the same Plaintiffs appealed a permit issued by the DEP authorizing the operation of a component of the remodeled landfill (the "Authorization to Operate" or "ATO"). The plaintiffs challenge to the ATO raises issues similar, and in some instances identical, to those raised in the ATC appeal. Accordingly, as a legal or practical matter, a decision in the ATC appeal may resolve the ATO appeal, and this case is essentially on hold pending the outcome of the ATC appeal. As with the ATC permit, the ATO permit remains in effect during the pendency of the appeal.

           c) During 1994, the Company made a refundable deposit for the option to purchase 80 percent of the common stock of Shred Pax Corporation (now known as One, Three, Six, Inc.)(OTS), a manufacturer of shredding and grinding equipment. The option expired on March 31, 1994 but was extended by the Company under the option agreement which in turn resulted in the deposit being used to purchase 16 percent of OTS common stock. OTS sold substantially all of its assets to a third party on August 31, 1994, and adopted a plan to liquidate OTS. Pursuant to the plan of liquidation, the Company had the right to receive its share of the net proceeds of liquidation upon completion of winding up the affairs of OTS.

           In December 1994, the Company received $400,000 in the form of a note as an advance against the initial distribution of proceeds from the sale of the assets of OTS. In September 1996, OTS filed a lawsuit against the Company in the Circuit Court of DuPage County, Illinois, seeking recovery of $433,000 in principal and interest allegedly due under the promissory note. Pursuant to a confession-of-judgment provision in the promissory note, on or about September 26, 1996, OTS obtained an order of judgment in its favor for the amount at issue plus costs. The Company contended that OTS obtained the promissory note by misrepresentations and had violated the Company's rights as a minority stockholder. The Company filed the necessary paperwork to re-open the judgment and to assert its affirmative defenses and counterclaims. By a Complaint filed October 17, 1996 in Massachusetts Superior Court, OTS commenced proceedings to enforce the judgment entered by the Illinois Court.

           In early March 1997, the parties entered into an agreement to settle both the Illinois and Massachusetts actions, and they have both been dismissed with prejudice. As part of the settlement, in addition to general releases, the Company exchanged its 16% interest in OTS for all claims under the note.

           d) On or about August 1, 1996, the Company became aware that it had been joined as a defendant in a lawsuit pending in the State of Vermont in Washington Superior Court, Docket No. 579-10-95 Wncv, Caption Stuart Savage, John Savage, Adelle Savage and Andrew R Field, Trustee v. Major Sport Fantasies, Inc. a Vermont Corporation, Robert Dowdell, Jr. BioSafe, Inc. and Major Sports Fantasies, Inc., a Delaware Corporation, (the "Vermont Litigation"). The Plaintiff sought damages in an amount in excess of $480,000, plus punitive damages, attorneys' fees and court costs. On or about August 1, 1996, the Company also learned that the Plaintiffs had obtained an attachment , in the amount of $850,000, on the Company's property known as the WPV Solid Waste Facility, located on Route 2, Moretown, Vermont (the "Attachment").


           On March 26, 1997, the Company settled the Vermont Litigation on the following terms: The Company delivered to the Plaintiffs (a) $35,000, (b) a note in the amount of $225,000 and (c) general releases of, and covenants not to sue, the Plaintiffs; in exchange, the Company received (a) general release and covenants not to sue by the plaintiffs, (b) discharge of the Attachment, and (c) dismissal of the Vermont Litigation.

           e) The Company currently has ongoing 4 complaints with the Massachusetts Commission Against Discrimination, principally as the result of actions of the Company's ex-operator of the Fairhaven landfill, Gary Rodgers. The Company is not in a position to evaluate the likelihood that damages or other relief will be awarded, or that the amount of damages awarded could be material. The Company has set up an estimated reserve of $125,000 for litigation costs for these matters as of December 31, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

           On February 14, 1997, the Company held a special meeting of stockholders to approve the change of the Company's state of incorporation from Nevada to Delaware, including changing its name to "Waste Systems International, Inc." through a merger of the Company into a wholly-owned subsidiary. As of that date a quorum was not present and the meeting was adjourned until April 18, 1997.

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

           The Common Stock has been quoted on the NASDAQ Small-Cap Market under the symbol "BSFE" since November 14, 1995 and previously had been quoted in the NASD Over-the-Counter market since March 29, 1995. Prior to that date, 49,496 shares of Common Stock had been issued and registered pursuant to a registration statement under the Securities Act of 1933 as amended, and were eligible for resale without restriction, although no active trading market existed for the Company's Common Stock. On March 26, 1997, the reported last sale price of the Common Stock on the NASDAQ Small-Cap Market was $.3125 per share, and there were 307 holders of record of Common Stock. The Company has not paid dividends and has no present intention to pay dividends. The following table sets forth the high and low bid information of the Common Stock for the periods indicated.


                                              High                Low
                Quarter Ended                 Closing Bid         Closing Ask
                1995
                --------------------------------------------------------------
                March 31(1)                   $3.65
                June 30                       $8.50               $7.50
                September 30                  $8.00               $4.87
                December 31                   $7.63               $4.06

 (1) As adjusted to reflect a 1 for 73.083 reverse stock split effected on March 29, 1995

               1996
               ----
               March 31                       $3.12               $2.62
               June 30                        $2.25               $3.18
               September 30                   $1.50               $1.31
               December 31                    $0.75               $0.56




           In November 1996, the company issued 145,455 shares of the company's $.001 par value common stock at a price of $1.37 in payment of certain trade payables to Landtech, Inc. The issuance of common stock was made in reliance on the exemption aontained in Section 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

                                       BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARY
                                            ( A DEVELOPMENT STAGE COMPANY )

                                             SELECTED FINANCIAL DATA ( 1 )
                        (in thousands except for outstanding shares and earnings per share data)


                                                                     Fiscal Year Ended

                                                      ----------------------------------------------------------------------------

                                                          Dec. 31,        Dec. 31,        Dec. 31,        Dec. 31,        Dec. 31,
                                                            1996           1995 (2)        1994 (3)        1993 (3)        1992 (3)
                                                      ------------    ------------    ------------    ------------    ------------

Statement of Operations Data:

Revenues
 Landfill revenues ( 1 )                              $      1,496           1,344            --              --              --

Cost of landfill operations
 Operating expenses                                            921             766            --              --              --
 Write off of landfill costs                                 6,652
 Depreciation                                                  370              72            --              --              --
                                                      ------------    ------------    ------------    ------------    ------------
   Total cost of landfill operations                         7,943             838            --              --              --
                                                      ------------    ------------    ------------    ------------    ------------

     Gross profit (loss)                                    (6,447)            506            --              --              --

Selling, general and administrative expenses                 2,443           3,286           1,485             936             561
Amortization of prepaid consulting fees                        834             500            --              --              --
Restructuring                                                1,741            --              --              --              --
                                                      ------------    ------------    ------------    ------------    ------------

     Income (loss) from operations                         (11,465)         (3,280)         (1,485)           (936)           (561)
                                                      ------------    ------------    ------------    ------------    ------------

Other income (expense)
   Royalty and other income                                    923             865           1,850           1,300             835
   Interest income                                             178             289              14              27              54
   Interest and financing expense                           (1,182)           (471)           (166)           (125)           (116)
   Equity in loss of affiliate                                 (96)
   Gain on sale of assets                                     --              --               223            --              --
   Write-off of accounts and notes receivable                    0          (2,975)           --              --              --
   Loss on investment in marketable securities                   0             (91)             (9)           --              --
   Write-off of assets                                         (22)           --              --              --              (211)
                                                      ------------    ------------    ------------    ------------    ------------
     Total other income (expense)                             (199)         (2,383)          1,912           1,202             562
                                                      ------------    ------------    ------------    ------------    ------------

Income (loss) before income taxes, minority
interest and discontinued operatio                         (11,664)         (5,663)            427             266               1

Federal and state income taxes                                 (23)           (109)            185             103            --
                                                      ------------    ------------    ------------    ------------    ------------

     Net income (loss) before minority interest
        and discontinued operations                        (11,641)         (5,554)            242             163               1

Minority interest                                              (12)             13            --              --              --
                                                      ------------    ------------    ------------    ------------    ------------

     Net Income (loss) from continuing operations          (11,629)         (5,567)            242             163               1

Discontinued operations ( 2 )                               (2,261)         (2,304)           --              --              --
                                                      ------------    ------------    ------------    ------------    ------------

     Net Income (loss)                                     (13,890)         (7,871)            242             163               1

Preferred stock dividend                                         0              10             108            --
                                                      ------------    ------------    ------------    ------------    ------------

     Net income (loss) available for
       common shareholders                            $    (13,890)         (7,881)            134             163               1
                                                      ============    ============    ============    ============    ============

Earnings (loss) per share ( 4 ):
     Income (loss) from continu$ng operations         $      (0.82)          (0.58)           0.03            0.04            0.00
     Discontinued operations ( 2 )                           (0.16)          (0.24)           0.00            0.00            0.00
                                                      ------------    ------------    ------------    ------------    ------------
     Earnings (loss) per share $                      $      (0.98)          (0.82)           0.03            0.04            0.00
                                                      ============    ============    ============    ============    ============

     Weighted average number of shares used in
        computation of earnings (loss) per share        14,174,207       9,664,046       4,498,635       3,645,903       3,522,094

Balance Sheet Data (at period end):

     Working capital                                  $     (4,508)          2,393             659             (88)         (1,778)
     Total assets                                     $     16,858          23,508           4,369           1,289             979
     Long-term debt, less current maturties           $      9,450          12,266           1,263             505            --
     Total stockholder's equity (defici$)             $     (1,849)          3,292             597            (403)         (1,730)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

           This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed herein. See "Certain Factors Affecting Future Operating Results".

           The Company was incorporated in 1989 as Zoe Capital Corp. and had no operations until March 29, 1995. On that date, the Company acquired BioSafe, Inc., a Delaware corporation, through a merger with a subsidiary of the Company, and the Company changed its name to "BioSafe International, Inc."

           BioSafe is a nonhazardous solid waste management services company currently engaged in the business of rehabilitating landfills to permit their continued operation with increased capacity in an environmentally sound manner, referred to by BioSafe as "landfill remodeling", and landfill operation. BioSafe has developed technologies for handling of waste materials for use in landfill remodeling.

           The Company, in January 1997, through an 80% owned subsidiary, entered the waste collection business in the State of Vermont as its initial step and new focus to develop fully integrated solid waste management operations in markets where it believes it can maximize utilization of Company owned or operated landfills through such integration. An integrated solid waste management services company offers disposal, collection, transfer and recycling services. Accordingly, the Company is in the initial stages of investigating potential acquisitions of waste collection and transfer operations which would be integrated with current or future landfill remodeling or operation projects. No binding agreements or understanding for any such acquisitions exist at this time and no assurance can be given that the Company will be able to complete any such acquisitions.

           As discussed above, BioSafe is focusing its resources and activities on the development of an integrated solid waste management business. With the implementation of Subtitle D Regulations(as defined herein) and a growing scarcity of urban-center disposal sites, solid waste disposal continues to move further out from these urban centers. The Company believes that through utilization of its landfill remodeling process, it will be able to acquire and develop landfill capacity in or near urban metropolitan areas. On an integrated basis, the Company believes that this may provide a geographical and logistical competitive advantage to the extent that Company's operations are more centrally located as compared to its competitors with operations extending out longer distances from disposal sites.

           Prior to March 27, 1996, BioSafe had been actively developing other technologies with potential application in a number of business areas, including the manufacture of useful materials from tires and other recycled materials, contaminated soil cleanup and recycling, industrial sludge disposal, size reduction equipment design and manufacture (collectively, the "Ancillary Technologies"), and Major Sports Fantasies, Inc.("MSF"), a business unrelated to the environmental industry. Since March 27, 1996 the Company has not allocated its resources or activities to the development or commercial exploitation of the Ancillary Technologies or MSF. See "Business - Discontinued Operations, Restructuring and Management Change." The Company believes that the restructuring, which is now substantially complete, will allow the Company to improve significantly its operating profitability in the future and has positioned the Company to pursue successfully additional expansion opportunities. See "Business - Recapitalization".

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Financial Position

           BioSafe had $265,000 in cash as of December 31, 1996. This represented a decrease of $4,972,000 over December 31, 1995. Working capital as of December 31, 1996 was ($4,508,000), a decrease of $6,901,000 over December 31, 1995. This decrease was primarily due to the use of cash to fund the net loss for the year ended December 31, 1996, capital costs associated with landfill development projects, and the restructuring and discontinued operations costs the Company incurred, partially offset by the net $5.8 million in equity that the Company raised on June 28, 1996. See Notes 3, 4, 7, 9, 10, 14, 15 and 18 to the Consolidated Financial Statements presented in Item 8.

           During the year ended December 31, 1996, the Company devoted substantial resources to various project development and related activities. See "Business - Landfill Remodeling" in Item 1 and Note 7 to the Consolidated Financial Statements presented in Item 8. Additions to property and equipment, primarily related to landfill remodeling and operation activities, of $7,228,000 were made during the year ended December 31, 1996 including equipment purchase costs of $670,000.


Results of Operations

           Landfill revenues for the year ended December 31, 1996 consisted of $1,496,000 received from operation of the Fairhaven landfill project and from the Moretown Landfill project which commenced operations on October 7, 1996.

           Through the first quarter of 1995, substantially all of BioSafe's revenue had been attributable to the sale and licensing of BioSafe's medical waste treatment technologies to BioMedical Waste Systems, Inc. ("Biomed"). On August 31, 1995 the Company terminated its agreement with Biomed in most territories as a result of Biomed's failure to make required payments, See Note 3 to the Consolidated Financial Statements presented in Item 8.


           In February 1996 the Company entered into a licensing and services agreement with ScotSafe Limited ("ScotSafe"), a Glasgow, Scotland company for the exclusive rights to use the Company's continuous feed auger medical waste processing technology in the British Isles. The Company earned royalties and consulting fees of approximately $1,000,000 during the year ended December 31, 1996 from the completion of two medical waste treatment facilities by ScotSafe during this period, see Note 3 to the Consolidated Financial Statements presented in Item 8.

           On March 27, 1996, the Company announced its intention to take meaningful action to conserve cash and working capital, including the restructuring of the Company's operations to focus its resources and activities on its core business of landfill remodeling and operation, see Note 4 to the Consolidated Financial Statements presented in Item 8. The Company expects the restructuring and related discontinued operations to result in annual savings in excess of $3.0 million.

           For the year ended December 31, 1996, the net loss was ($13,890,000) as compared to a net loss of ($7,871,000) during the year ended December 31, 1995. The net loss for the year ended December 31, 1996 primarily consisted of $1,742,000 in restructuring, $2,261,000 related to discontinued operations, the write off of $6,652,000 in landfill development costs, primarily consisting of the Fairhaven landfill(See Note 7 to the Consolidated Financial Statements included in Item 8), an increase of $710,000 in interest expense and financing costs, partially offset by operating income from the Fairhaven and Moretown landfill projects, and revenues from the ScotSafe agreement.

           Selling, general and administrative expenses consist of project development activities, marketing and sales costs, salaries and benefits, and legal, accounting and other professional fees, and other administrative costs. These costs totaled $2,443,000 for the year ended December 31, 1996 as compared to $3,287,000 for the year ended December 31, 1995. This represented a decrease of $844,000 which was primarily the result of the restructuring undertaken on March 27, 1996, see Note 4 to the Consolidated Financial Statements included in
Item 8.

           In addition, on March 29, 1995, the Company entered into a two-year agreement with Liviakis Financial Communications, Inc. ("Liviakis"), whereby Liviakis would provide ongoing assistance and consultation to the Company on matters concerning mergers and acquisitions, corporate finance, investor relations and financial public relations. As compensation for services to be rendered by Liviakis, the Company issued 890,000 unregistered, restricted shares of Common Stock. As a result, on March 29, 1995, the Company recorded a prepaid asset of $1,335,000. The Company was amortizing this expense over the two years of the Agreement, at a rate of $167,000 per quarter, or a total of $501,000 for the years ended December 31, 1996 and 1995. See Note 8 to the Consolidated Financial Statements presented in Item 8. On December 18, 1996 the Company terminated its consulting agreement with Liviakis, As a result, the Company expensed the remaining prepaid consulting fees in the amount of $333,750.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Financial Position

           BioSafe had $5,237,000 in cash as of December 31, 1995. This represented an increase of $5,066,000 over December 31, 1994. Working capital as of December 31, 1995 was $2.393,000, an increase of $1,734,000 over December 31, 1994. This increase was largely due to the raising of net proceeds of $19,038,000 in equity and long-term debt during the year ended December 31, 1995. See Notes 3, 7, 9, 10, 14, 15 and 18 to t he Consolidated Financial Statements presented in Item 8.

           During the year ended December 31, 1995, the Company devoted substantial resources to various project development and related activities. See "Business - Landfill Remodeling" in Item 1 and Note 7 to the Consolidated Financial Statements presented in Item 8. Additions to project development costs, primarily related to landfill remodeling, of $11,843,000 were made during the year ended December 31, 1995 including equipment purchase costs of $2,246,000.

           On August 1, 1995, BioSafe terminated the BioMedical Waste Systems, Inc. ("BioMed") technology license for BioSafe's patented continuous feed autoclave ("CFA") medical waste processing technology in most territories as a result of BioMed's failure to make required payments. Accordingly, the Company wrote off as uncollectible the outstanding accounts and notes receivable balances of $2,975,000 from BioMed, , see Note 3 to the Consolidated Financial Statements included in Item 8.

Results of Operations

           Through the first quarter of 1995, substantially all of BioSafe's revenue had been attributable to the sale and licensing of BioSafe's medical waste treatment technologies to BioMed. Revenues recorded during the year ended December 31, 1995 consisted of $1,344,000 received from operation of the Fairhaven landfill project which commenced on June 22, 1995 as well as revenues from BioMed.. For the year ended December 31, 1995, the net loss was ($7,871,000), as compared to net income of $241,000 during the year ended December 31, 1994. This decrease was primarily due to the write-off of the accounts and notes receivable from BioMed of $2,975,001, the increased level of the Company's selling, general and administrative expenses, the nonrecurring charges of $2,304,000 related to the discontinuance of certain operations (see
Note 4 to the Consolidated Financial Statements presented in Item 8), and an increase of $306,000 in interest expense and financing costs, primarily related to the Fairhaven landfill and the convertible debenture issued in the fourth quarter of 1995 (see Notes 7 and 9 to the Consolidated Financial Statements presented in Item 8), partially offset by net operating income from the Fairhaven landfill project.

           Selling, general and administrative expenses consist of project development activities, marketing and sales costs, salaries and benefits, and legal, accounting and other professional fees, and other administrative costs. These costs totaled $3,287,000 for the year ended December 31, 1995. This represented an increase of 121% compared to the $1,485,000 incurred during the year ended December 31, 1994. The increase was primarily associated with the development, marketing and sales of BioSafe's landfill remodeling technology, the Ancillary Technologies, MSF, and financing activities.


Environmental and Regulatory Matters

           The Company and its customers operate in a highly regulated environment, and in general the Company's landfill remodeling projects, such as the Fairhaven landfill, will be required to have federal, state and/or local government permits and approvals. See "Business--Environmental Regulation." Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, BioSafe or its customers may be required to obtain additional operating permits or approvals. There can be no assurance that BioSafe will meet all of the applicable regulatory requirements. Any delay in obtaining required permits or approvals will tend to cause delays in the Company's ability to obtain bond or other project financings, resulting in increases in the Company's needs to invest capital in projects prior to obtaining financing, and will also tend to reduce project returns by deferring the receipt of project revenues. In the event that the Company is required to cancel any planned project as a result of the inability to obtain required permits or other regulatory impediments, the Company may lose any investment it has made in the project up to that point, and in the case of the Fairhaven and Moretown landfill projects, have a material adverse effect on the Company's financial condition and results of operations.

           To the extent possible, the Company intends to conduct its operations in such a manner as to minimize the impact of environmental issues on operating results. As a general matter, the Company will seek to avoid projects in which it would be required to handle or dispose of hazardous waste, although it is prepared to consider projects that may involve some cleanup of previously existing hazardous waste, subject to controls designed to minimize exposure to risk of liability and to assure an economic return from the activity. The Company's landfill projects will involve the installation and operation of extensive environmental monitoring systems to enable the Company to identify and deal with any potential environmental problems, which systems have already been implemented at the Fairhaven and Moretown landfill projects. The cost of installing these systems will be included in the Company's total investment in the project. The Company's contract for the Fairhaven landfill project requires the Town, as owner of the landfill, to pay for the ultimate cost of closing the landfill, and provides for a set-aside of a part of the Town's share of project revenues to establish a sinking fund for payment of closure costs, so that the Company will not be required to establish any reserves for this purpose. The Company intends to implement similar arrangements for closure costs in its agreements for other landfill projects which it may enter into in the future. The Company's ownership of the Moretown landfill through its subsidiary, Waste Professionals of Vermont, Inc., involves a greater degree of exposure to potential environmental liabilities than is involved with landfills operated under a management contract. In conjunction with the acquisition of the Moretown project, the Company recorded $1.5 million in estimated closure and post-closure costs based on engineering estimates of the current condition of the landfill. See Note 12 to the Consolidated Financial Statements presented in Item 8.

Certain Factors Affecting Future Operating Results

           Initial Commercialization Stage; Limited Operating History. To date, although BioSafe has conducted significant testing of methods and processes based on its size reduction and materials handling technology, and has gained substantial experience in connection with the development and operation of the Fairhaven landfill project to date, BioSafe has not yet carried through a landfill remodeling project to completion. Final development and operation may be subject to engineering and construction problems such as cost overruns and start up delays resulting from technical or mechanical problems, unfavorable conditions in the equipment or labor market, or environmental permitting and other regulatory problems, as well as other possible adverse factors. There can be no assurance that BioSafe will be successful in developing and implementing commercial landfill remodeling projects, or that any such development can be accomplished without excessive cost or delay.

           Operating Losses and Accumulated Deficit; Uncertainty of Future Profitability. BioSafe had an accumulated operating deficit at December 31, 1996 of $23,217,000. Prospects for future profitability are heavily dependent on the success of BioSafe's landfill remodeling and operation projects, and its ability to build an integrated solid waste management company. There can be no assurance that BioSafe will generate sufficient revenue to be profitable or, if profitable, to maintain profitability in future years.

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

           Future Capital will be Required. BioSafe will require substantial funds to complete and bring to commercial viability all of its currently planned projects.

           Potential Environmental Liability and Adverse Effect of Environmental Regulation. BioSafe's business exposes it to the risk that it will be held liable if harmful substances escape into the environment as a result of its operations and cause damages or injuries. Moreover, federal, state and local environmental legislation and regulations require substantial expenditures and impose significant liabilities for noncompliance. See "Business--Environmental Regulation" in Item 1.

           Potential Adverse Community Relations. The potential exists for unexpected delays, costs and litigation resulting from community resistance and concerns relating to specific projects in various communities.

           Unpredictability of Patent Protection and Proprietary Technology. BioSafe's success depends, in part, on its ability to obtain and enforce patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. While BioSafe has been issued a U.S. patent and certain related foreign patents on certain of its size reduction and materials handling technology with particular reference to landfill remodeling and on its CFA medical waste treatment system, there can be no assurance that others will not independently develop similar or superior technologies, duplicate any of BioSafe's processes or design around any processes on which BioSafe has or may obtain patents. In addition, it is possible that third parties may have or acquire licenses for other technology that BioSafe may use or desire to use, so that BioSafe may need to acquire licenses to, or to contest the validity of, such patents of third parties relating to BioSafe's technology. There can be no assurance that any license required under such patents would be made available to BioSafe on acceptable terms, if at all, or that BioSafe would prevail in any such context. Moreover, BioSafe could incur substantial costs in defending itself in suits brought against BioSafe or in bringing suits against other parties related to patent matters.



           In addition to patent protection, BioSafe also relies on trade secrets, proprietary know~how and technology which it seeks to protect, and confidentiality agreements with its collaborators, employees and consultants. There can be no assurance that these agreements and other steps taken by BioSafe will be effective to protect BioSafe's technology against unauthorized use by others.

Liquidity and Capital Resources

           To date, BioSafe has financed its activities primarily through the issuance of equity securities and debt, including convertible notes and common stock warrants. As previously mentioned, from inception through December 31, 1996, the Company has raised cumulative net proceeds of $26,000,000 through private placements of equity securities and the issuance of long-term debt.

           The Company has acquired, through a joint venture in which the Company has an 80% interest, a landfill located in Moretown, Vermont. The current estimated available new capacity at this landfill, excluding remodeling, is in excess of 1 million tons. On September 30, 1996 the Company received its final permit from the Vermont Department of Natural Resources to commence operations at the landfill at an average of 350 tons per day("TPD"). On October 7, 1996 the Company began operations at the landfill and is currently operating at approximately 150 - 200 TPD. The Company anticipates the operating level of the landfill to increase to approximately 200 - 250 TPD by the end of the second quarter of 1997. The Company intends to operate the landfill at that level until the Company permits and constructs its next cell, at which time the Company expects to increase the operating level to full capacity.

           The Company's total investment in the Moretown landfill project was approximately $11 million at December 31, 1996. The Company estimates that the total cost to WPV of completing the Moretown landfill project as planned, including the cost of completing the landfill and its remodeling, including amounts invested to date, will be approximately $20.0 million. On or about March 31,1997 the Company expects to close a project financing of $1 million for additional development costs and working capital requirements of the Moretown landfill project from a local bank, See Note 18 to the Consolidated Financial Statements presented in Item 8. No assurance can be given that such financing can be obtained on terms satisfactory to the Company.

           On July 24, 1994 BioSafe entered into a contract with the Town of Fairhaven, Massachusetts to remodel the Town's existing 26 acre landfill. On June 22, 1995, the Company commenced operations and began accepting waste at the landfill utilizing existing capacity. On October 11, 1995, a Major Modification Permit was issued by the Massachusetts Department of Environmental Protection("DEP") including an Authorization to Construct and remodel the initial cell at the landfill. Since then, the Company has completed remodeling and constructed an initial cell at the landfill, and on August 12, 1996 the Company received final authorization from the DEP to operate the cell under the Town's current existing permit at 150 TPD. On November 8, 1995 an action was brought against various parties including the Company relating to the remodeling permits at the Fairhaven landfill seeking among other things to appeal the permit that had been issued for remodeling the landfill. See "Legal Proceedings". On September 9, 1996, pursuant to the Massachusetts Administrative Procedures Act, the action was heard by a Bristol County Superior Court Judge. As of March 26,1997, a ruling has not been issued. The Company, until the outcome of this litigation is determined, has ceased making additional capital investments in this project and has operated the landfill at a reduced capacity. Based on the extensive delays and additional operating costs to the project because of this litigation and other matters, resulting in the current uncertainty of the long-term economic viability of the project, the Company has decided to write-off its capital investment in the project through December 31, 1996 of $6,342,196. Included in the $6,342,196 is a reserve of $500,000 for additional litigation and ongoing site construction costs. When the litigation is resolved, the Company at that time will reassess the continued feasibility of the project.

           The Company has been chosen to remodel additional landfills in Massachusetts. See "Business--Landfill Remodeling--Other Landfill Remodeling Projects."

           If the Company is successful in raising additional capital to meet existing commitments and to support additional capital investments, the Company intends to pursue and increase its landfill remodeling and operation business, and develop an integrated solid waste management company, therefore dramatically increasing its capital requirements during the next few years. Typically, the Company expects to be required to incur substantial capital costs in connection with feasibility studies, contracting, permitting and initial development, and other due diligence costs ranging from $500,000 up to $2.0 million, for any such landfill remodeling or operation project in the initial phases of the project. After completion of these initial phases, the Company will generally seek to obtain project-level financing to recapture a part of its initial investment from such project financing. The Company will therefore be required to commit substantial capital resources from internal sources in the case of any landfill remodeling or operation project prior to being able to obtain outside financing or to derive material operating revenues from the project.

           To the extent practicable, the Company seeks in its projects to retain the flexibility to defer scheduled capital investments. For example, the total investments required for a landfill project as described above assume completion of landfill remodeling over the entire site. The Company may stage remodeling investments over an extended period of time while still collecting projected project revenues from the utilization of existing space.

           In summary, the Company's total investment required to complete its current landfill projects, in addition to amounts already invested as of December 31, 1996, will be approximately $10 million, subject to possible cost overruns which cannot be predicted. Furthermore, feasibility studies required under the Company's contracts with the Towns of South Hadley and Buckland are expected to cost approximately $1 million, and if these projects are determined to be feasible, substantial investments, comparable to those required for the Company's other landfill remodeling projects would be required to complete the project. The Company has under discussion and negotiation a number of additional landfill remodeling or operation projects or acquisitions, and any contracts resulting from these discussions and negotiations would increase the Company's capital requirements accordingly. In addition, the Company requires cash to fund its corporate staff and other overhead expenses, which may grow significantly as the Company expands the scope of its operations including the development of an integrated solid waste management company. Although the Company has recently begun receiving cash revenues from operation of the Moretown landfill, the Company will require additional financing in order to satisfy its existing and pending commitments. The Company's alternatives under consideration in this regard include the raising of additional equity or long-term debt financing, see
Item 1, "Business - Recapitalization", and certain prospects for bank financing in relation to specific projects. There can be no assurance that all or any of these financing plans and expectations will be realized. Failure of the Company to obtain required financing in the short term could have a materially adverse effect on the Company's financial condition and operations.

Inflation

           BioSafe does not believe its operations have been materially affected by inflation.

Item 8.  Financial Statements and Supplementary Data


                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements



                                                                   Page
                                                                   ----
Independent Auditors Report                                        F-1

Consolidated Balance Sheets at December 31, 1996 and 1995          F-2 to F-3

Consolidated Statements of Operations for the years ended
    December 31, 1996, 1995 and 1994 and for the period from
    April 23, 1990 (inception) through December 31, 1996           F-4

Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1995 and 1994 and for the period from
   April 23, 1990 (inception) through December 31, 1996            F-5 to F-7

Consolidated Statements of Stockholders' Equity (Deficit) for
    the years ended December 31, 1996, 1995 and 1994 and for
    the period from April 23, 1990 (inception) through
    December 31, 1996                                              F-8 to F-14

Notes to Consolidated Financial Statements                         F-15 to F-41




All Schedules have been omitted as they are inapplicable or not required, or the information has been included in the consolidated financial statements or in the notes thereto

                          Independent Auditors' Report


The Board of Directors
BioSafe International, Inc.:


We have audited the accompanying consolidated balance sheets of BioSafe International, Inc. (a Nevada Corporation) and subsidiaries (a Development Stage Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996, and for the period from April 23, 1990 (inception) through December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioSafe International, Inc. and subsidiaries (a Development Stage Company) as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, and for the period from April 23, 1990 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that BioSafe International, Inc. will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company must raise substantial additional capital and must achieve a level of revenues adequate to support the Company's cost structure, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                      KPMG Peat Marwick LLP


Boston, Massachusetts
March 28, 1997



                        BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                                Consolidated Balance Sheets




                                                   December 31,    December 31,
                  Assets                               1996            1995
                  ------                           ------------    ------------

Current assets:
   Cash                                           $     264,776   $   5,237,064
   Accounts and notes receivable, net (Note 3)        1,158,677       2,047,065
   Assets held for sale (Note 4)                        275,000            --
   Prepaid expenses and other current assets            499,000         515,558
                                                   ------------    ------------

      Total current assets                            2,197,453       7,799,687

Accounts and notes receivable (Note 3)                  451,169            --
Assets held for sale (Note 4)                             --            505,980
Restricted cash and securities                        1,210,017         187,500
Due from former employee (Note 5)                       500,000         385,425
Property and equipment, net (Note 7)                 11,705,712      12,503,091
Deferred financing costs                                664,105       1,182,251
Other assets                                            129,634          99,772
Investment in Affiliate (Note 6)                          --             10,029
Prepaid consulting fees (Note 8)                          --            834,375
                                                   ------------    ------------
      Total assets                                $  16,858,090   $  23,508,110
                                                   ============    ============

See accompanying notes to consolidated financial statements.



                        BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                                Consolidated Balance Sheets




                                                                 December 31,    December 31,
  Liabilities and Stockholders' Equity                               1996            1995
  ------------------------------------                          ------------    ------------

Current liabilities:
   Current portion of long-term debt and notes payable (Note 9) $   2,165,378   $   1,526,188
   Accounts payable                                                 1,529,076       2,483,510
   Accrued expenses (Notes 7, 10 and 13)                            1,225,715         698,538
   Restructuring and current liabilities related to
    discontinued operations (Note 4)                                1,785,097         622,624
   Income and franchise taxes payable (Note 11)                        --              75,535
                                                                 ------------    ------------

   Total current liabilities                                        6,705,266       5,406,395


Long-term debt and notes payable (Note 9)                           9,450,373      12,266,003
Landfill closure and post-closure costs (Notes 7 and 12)            1,520,000       1,500,000
                                                                 ------------    ------------
   Total liabilities                                               17,675,639      19,172,398
                                                                 ------------    ------------

Commitments and Contingencies (Note 13)

Minority interest                                                   1,031,456       1,044,111
                                                                 ------------    ------------

Stockholders' equity (deficit): (Notes 14, 15, 16 and 18)
   Common stock, $.001 par value. Authorized
   100,000,000 shares; 16,802,569 and
   11,706,338 shares issued and outstanding
   at December 31, 1996 and December 31, 1995,
   respectively                                                        16,802          11,706
Additional paid-in capital                                         21,351,280      12,607,210
Deficit accumulated during the development stage                 (23,217,087)     (9,327,315)
                                                                 ------------    ------------
   Total stockholders' equity (deficit)                           (1,849,005)       3,291,601
                                                                 ------------    ------------

   Total liabilities and stockholders' equity (deficit)         $ 16,858,090    $  23,508,110
                                                                 ============    ============


See accompanying notes to consolidated financial statements.





                        BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                                Consolidated Statements of Operations


                                                                                                                     Period from
                                                                                                                    April 23, 1990
                                                                                                                    (inception) to
                                                                              Years ended December 31,               December, 31
                                                                      -------------------------------------------------------------
                                                                            1996          1995          1994            1996
Landfill Revenues                                                     $   1,495,606 $   1,344,397          --    $    2,840,003
                                                                      ------------- ------------- -------------   -------------

Cost of landfill operations:
   Operating expenses                                                       920,553       766,012          --         1,686,565
   Depreciation and amortization of landfill costs                          369,785        71,649          --           441,434
   Write-off of landfill development costs (Note 7)                       6,652,075          --            --         6,652,075
                                                                      ------------- ------------- -------------   -------------
      Total cost of landfill operations                                   7,942,413       837,661          --         8,780,074
                                                                      ------------- ------------- -------------   -------------

      Gross profit                                                       (6,446,807)      506,736          --        (5,940,071)

Selling, general and administrative expenses                              2,442,816     3,286,680     1,484,554      10,468,503
Amortization of prepaid consulting fees                                     834,375       500,625          --         1,335,000
Restructuring (Note 4)                                                    1,741,729          --            --         1,741,729
                                                                      ------------- ------------- -------------   -------------

      Income (loss) from operations                                     (11,465,727)   (3,280,569)   (1,484,554)    (19,485,303)
                                                                      ------------- ------------- -------------   -------------

Other income (expense):
   Royalty and other income, net (Note 3)                                   922,703       865,220     1,850,000       5,847,922
   Interest income                                                          178,224       289,145        13,708         562,154
   Gain on sale of assets                                                      --            --         222,728         222,728
   Interest expense and financing costs                                  (1,182,118)     (471,763)     (166,085)     (2,210,302)
   Equity in loss of affiliate (Note 6)                                     (96,144)         --            --           (96,144)
   Write-off of accounts and notes receivable (Note 3)                         --      (2,975,001)         --        (2,975,001)
   Loss on investment in marketable securities                                 --         (90,625)       (9,375)       (100,000)
   Write-off of assets                                                      (21,858)         --            --          (263,403)
                                                                      ------------- ------------- -------------   -------------
      Total other income (expense)                                         (199,193)   (2,383,024)    1,910,976         987,954
                                                                      ------------- ------------- -------------   -------------

      Income (loss) before income taxes , minority interest
         and discontinued operations                                    (11,664,920)   (5,663,593)      426,422     (18,497,349)

Federal and state income tax expense (benefit) (Note 11)                    (23,456)     (109,465)      185,000         154,579

                                                                      ------------- ------------- -------------   -------------
      Income (loss) before minority interest
         and discontinued operations                                    (11,641,464)   (5,554,128)      241,422     (18,651,928)

Minority interest                                                           (12,655)       13,016          --               361
                                                                      ------------- ------------- -------------   -------------

      Income (loss) from continuing operations                          (11,628,809)   (5,567,144)      241,422     (18,652,289)

Discontinued operations (Note 4)                                         (2,260,963)   (2,303,835)         --        (4,564,798)
                                                                      ------------- ------------- -------------   -------------

      Net income (loss)                                                 (13,889,772)   (7,870,979)      241,422  $  (23,217,087)
                                                                                                                  =============

Preferred stock dividend                                                       --           9,500       107,834
                                                                      ------------- ------------- -------------
      Net income (loss) available for
         common shareholders                                          $ (13,889,772)   (7,880,479)      133,588
                                                                      ============= ============= =============

Net income (loss) per share:
   Income (loss) from continuing operations                           $       (0.82)        (0.58)         0.03
   Discontinued operations                                                    (0.16)        (0.24)         --
                                                                       ------------- ------------- -------------

   Net income (loss) per share                                        $       (0.98)        (0.82)         0.03
                                                                       ============= ============= =============


Weighted average number of shares used in
   computation of net income (loss) per share                             14,174,207     9,664,046     4,498,635


See accompanying notes to consolidated financial statements.




                        BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                           Consolidated Statements of Cash Flows


                                                                                                                     Period from
                                                                                                                    April 23, 1990
                                                                                                                    (inception) to
                                                                              Years ended December 31,               December, 31
                                                                      -------------------------------------------------------------
                                                                            1996          1995          1994            1996
Cash flows from operating activities:
   Net income (loss)                                                  $ (13,889,772) $(7,870,979) $     241,422  $ (23,217,087)
   Adjustments to reconcile net income (loss) to
    net cash used by operating activities:
      Discontinued operations                                             2,260,963     2,303,835          --        4,564,798
      Depreciation and amortization                                       1,556,380       689,186         8,770      2,369,773
      Deferred income taxes                                                    --        (185,000)      185,000           --
      Loss on investment in marketable securities                              --          90,625         9,375        100,000
      Equity in loss in affiliate                                            96,144          --            --           96,144
      Minority interest                                                     (12,655)       13,016          --              361
      Allowance for doubtful accounts - non -trade                             --         219,645          --          219,645
      Allowance for doubtful accounts - trade                                10,000        12,500          --           22,500
      Write-off of accounts and notes receivable                               --       2,975,001          --        2,975,001
      Issuance of common stock for services                                  17,157       303,300        80,000        400,457
      Write-off of landfill development costs                             6,652,075          --            --        6,652,075
      Write-off of assets                                                    21,858          --            --          263,404
      Changes in assets and liabilities:
         Accounts and notes receivable                                      375,519    (1,695,436)   (1,329,770)    (3,228,692)
         Prepaid expenses and other current assets                           16,558      (512,653)       14,595       (499,000)
         Accounts payable                                                (1,253,507)    2,157,252       507,637      1,763,527
         Accrued expenses                                                   873,051       129,163        78,005      1,221,769
         Income and franchise taxes payable                                 (75,535)      (22,470)       (4,495)          --
         Deferred income                                                       --            --            --         (500,000)
                                                                       ------------- -------------  ------------- -------------
      Net cash used by continuing operations                             (3,351,764)   (1,393,015)     (209,461)    (6,795,325)
      Net cash used by discontinued operations                             (560,377)   (1,689,906)         --       (2,250,283)
                                                                       ------------- -------------  ------------- -------------
         Net cash used by operating activities                           (3,912,141)   (3,082,921)     (209,461)    (9,045,608)
                                                                       ------------- -------------  ------------- -------------
Cash flows from investing activities:
   Assets held for sale                                                     127,500      (287,219)         --         (159,719)
   Restricted cash and securities                                        (1,022,517)     (187,500)         --       (1,210,017)
   Receivable from One, Three, Six, Inc.                                       --            --        (800,000)      (800,000)
   Investment in affiliate                                                  (86,115)      (10,029)         --          (96,144)
   Construction in progress                                              (5,199,493)   (8,699,803)     (634,094)   (14,609,398)
   Future landfill development projects                                    (467,855)     (324,752)      (21,725)      (814,332)
   Operating equipment at landfills                                        (669,263)      (31,814)         --         (701,077)
   Other property and equipment                                            (262,053)     (693,008)     (135,726)    (1,219,711)
   Patents                                                                  (35,261)      (20,795)      (15,253)       (98,646)
   Other assets                                                             (26,162)      (12,316)       18,765        (60,704)
   Licenses and permits                                                        --            --            --          (78,807)
                                                                       ------------- -------------  ------------- -------------
      Net cash provided (used) by investing activities                   (7,641,219)  (10,267,236)   (1,588,033)   (19,848,555)
                                                                       ------------- -------------  ------------- -------------
Cash flows from financing activities:
   Deferred financing and registration costs                                (86,074)   (1,216,480)      (27,416)    (1,503,866)
   Net borrowings and advances
      from stockholders and related parties                                (114,575)     (662,072)       72,269        266,806
   Repayments of notes payable and long-term debt                          (426,734)   (1,000,984)      (93,580)    (1,621,298)
   Borrowings from notes payable and long-term debt                       1,117,982       568,271       980,500      3,366,407
   Issuance of subordinated notes payable                                      --      11,225,000       900,000     12,405,000
   Repayments of subordinated notes payable                                    --        (490,000)     (300,000)      (790,000)
   Minority interest                                                           --       1,031,095          --        1,031,095
   Net proceeds from issuance of common stock                             6,090,473     8,970,998       841,229     16,442,129
   Redemption of preferred stock                                               --            --        (300,000)      (300,000)
   Preferred stock dividends                                                   --          (9,500)     (107,834)      (117,334)
                                                                      ------------- -------------  ------------- -------------
      Net cash provided by financing activities                           6,581,072    18,416,328     1,965,168     29,158,939
                                                                      ------------- -------------  ------------- -------------
Increase (decrease) in cash                                              (4,972,288)    5,066,171       167,674        264,776
Cash, beginning of period                                                 5,237,064       170,893         3,219           --
                                                                      ------------- -------------  ------------- -------------
Cash, end of period                                                   $     264,776 $   5,237,064 $     170,893  $     264,776
                                                                      ============= =============  ============= =============


See accompanying notes to consolidated financial statements.


                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


Supplemental disclosures of cash flow information:

      During the years ended December 31, 1996, 1995 and 1994, cash paid for interest was $1,201,864, $221,458, and $192,243, respectively.

Supplemental disclosures of noncash activities:

      In 1991, 1992, 1993 and 1994, the Company issued 270,750, 1,075,125,
      62,310 and 20,000 shares of common stock for no cash consideration. Shares were granted to related parties, including stockholders, and outsiders for various investment considerations and consulting services.

      In 1992, the Company sold certain technology and entered into various royalty agreements in exchange for a note receivable in the amount of $500,000.

      In 1993, the Company acquired assets of $20,498 under a capital lease obligation.

      In 1993, the Company issued 7,750 shares of preferred stock in exchange for retirement of $775,000 of debt.

      In 1994, the Company exchanged $240,000 of subordinated notes payable and $5,952 of accrued interest for 61,488 shares of common stock.

      In 1994, the Company received a note for $450,000 in payment of accounts receivable and issued a note payable for $57,394 in satisfaction of accounts payable.

      As part of the merger on March 29, 1995, all of the 4,750 outstanding shares of $100 par value preferred stock were converted into 237,500 shares of common stock of the Company, the Company converted 1,100 units of $1,000 face amount 10% convertible subordinated notes plus accrued interest into 558,578 shares of common stock, the Company issued 200,000 shares of common stock, and charged to stockholder's equity at $2.00 per share, to US Sachem LP for investment banking services, the Company issued 890,000 shares of common stock, and recorded as prepaid consulting fees at $1.50 per share, to Liviakis Financial Communications, Inc. to provide ongoing assistance and consultation to the Company. See Note 8.


      In 1995, in connection with the acquisition of Waste Professionals of Vermont, Inc., the Company recorded a receivable for the purchase of rights to $850,000 in escrow funds held by the State of Vermont (see Note
      3) and provided for $1,500,000 for estimated closure and post-closure costs existing at acquisition (see Note 12).

      In 1996 and 1995, the Company acquired assets of $683,777 and $1,148,516, respectively, under capital lease obligations.

      In 1996, the Company exchanged $2,850,000 of convertible subordinated deb and $27,425 of accrued interest for 1,569,960 shares of common stock.

See accompanying notes to consolidated financial statements.


                   BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Consolidated Statements of Stockholders' Equity (Deficit)
                     Years ended December 31, 1996, 1995 and 1994
                and for the period from April 23, 1990 (inception)
                           through December 31, 1996

                                                                                                         Deficit
                                                                                                       accumulated
                                                                                           Additional   during the    Stockholders'
                                        Preferred stock              Common Stock           paid-in    development       equity
                                    Shares         Amount          Shares     Amount        capital        stage       (deficit)
                                 --------------------------- --------------------------- ------------- ------------- --------------
April 23, 1990, issuance of
      common stock                         -- $         --         666,750 $       6,668        93,332          --         100,000
Net loss                                   --           --            --            --            --        (988,442)     (988,442)

                                 ------------- ------------- ------------- ------------- ------------- ------------- --------------
Balance, December 31, 1990                 --           --         666,750         6,668        93,332      (988,442)     (888,442)

Issuance of common stock,
      at no value, for investment
      considerations and
      consulting services                  --           --         270,750         2,707        (2,707)         --
Net loss                                   --           --            --            --            --        (842,502)     (842,502)

                                 ------------- ------------- ------------- ------------- ------------- ------------- --------------
Balance, December 31, 1991                 --           --         937,500         9,375        90,625    (1,830,944)   (1,730,944)

Issuance of common stock,
      at no value, for investment
      considerations and
      consulting services                  --           --       1,075,125        10,751       (10,751)         --            --
Net loss                                   --           --            --            --            --           1,159         1,159

                                 ------------- ------------- ------------- ------------- ------------- ------------- --------------
Balance, December 31, 1992                 --           --       2,012,625        20,126        79,874    (1,829,785)   (1,729,785)

Issuance of common stock,
      at no value, for investment
      considerations and
      consulting services                  --           --          62,310           623          (623)         --            --
Issuance of common stock
      at $1.50 per share (before
      adjustment for the 1.75-to-1
      stock split)                         --           --         280,000         2,800       385,099          --         387,899
Issuance of preferred stock              7,750       775,000          --            --            --            --         775,000
Net income                                 --           --            --            --            --         163,557       163,557

                                 ------------- ------------- ------------- ------------- ------------- ------------- --------------
Balance, December 31, 1993               7,750       775,000     2,354,935        23,549       464,350    (1,666,228)     (403,329)


                   BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Consolidated Statements of Stockholders' Equity (Deficit)
                     Years ended December 31, 1996, 1995 and 1994
                and for the period from April 23, 1990 (inception)
                           through December 31, 1996

                                                                                                         Deficit
                                                                                                       accumulated
                                                                                           Additional   during the    Stockholders'
                                        Preferred stock              Common Stock           paid-in    development       equity
                                    Shares         Amount          Shares     Amount        capital        stage       (deficit)
                                 --------------------------- --------------------------- ------------- ------------- --------------
 Issuance of common stock
       at $4.00 per share (before
       adjustment for the 1.75-
       to-1 stock split                    --           --         256,250         2,563       838,666          --         841,229
 Issuance of common stock at
       $4.00 per share (before
       adjustment for the 1.75-
       to-1 stock split), in
       exchange for debt                   --           --          61,488           615       245,337          --         245,952
 Issuance of common stock at
       an assigned value of $4.00
       per share (before adjustment
       for the 1.75-to-1 stock split),
       for investment considerations
       and consulting services             --           --          20,000           200        79,800          --          80,000
 Issuance of 122,719 Series A
       Warrants to purchase
       common stock at $2.43
       per share                           --           --            --            --            --            --
 Issuance of 43,750 Warrants
       to purchase common stock
       at $2.29 per share                  --           --            --            --            --            --
 Redemption of preferred
       stock                             (3,000)    (300,000)         --            --            --            --        (300,000)
 Preferred stock dividends                 --           --            --            --        (107,834)         --        (107,834)

 Net income                                --           --            --            --            --         241,422       241,422

                                   ------------ ------------  ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1994                4,750      475,000     2,692,673        26,927     1,520,319    (1,424,806)      597,440

Issuance of common stock
       through March 29, 1995              --           --          82,700           827       320,673          --         321,500
Preferred stock dividends                  --           --            --            --          (9,500)         --          (9,500)
Issuance of common stock due
       to 1.75-to-1 Stock Split            --           --       2,081,542        20,815       (20,815)         --            --
Issuance of common stock at
       $2.00 per share, for
       conversion of preferred
       stock on March 29, 1995           (4,750)    (475,000)      237,500         2,375       472,625          --            --


                   BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Consolidated Statements of Stockholders' Equity (Deficit)
                     Years ended December 31, 1996, 1995 and 1994
                and for the period from April 23, 1990 (inception)
                           through December 31, 1996

                                                                                                         Deficit
                                                                                                       accumulated
                                                                                           Additional   during the    Stockholders'
                                        Preferred stock              Common Stock           paid-in    development       equity
                                    Shares         Amount          Shares     Amount        capital        stage       (deficit)
                                 --------------------------- --------------------------- ------------- ------------- --------------
Issuance of common stock at
       $2.00 per share, in exchange
       for debt and accrued interest
       on March 29, 1995                   --           --         558,578         5,586     1,111,570          --       1,117,156
Issuance of common stock at
       $2.00 per share, through
       Private Placement on
       March 29,1995                       --           --       2,000,000        20,000     3,980,000          --       4,000,000
Effect of change in par value
       from $0.01 to $0.001                --           --            --         (68,877)       68,877          --            --
Capitalization of BioSafe
       International, Inc.                 --           --         300,000           300        31,230       (31,530)         --
Issuance of common stock at
       $2.00 per share, for
       investment banking services         --           --         200,000           200          (200)         --            --
Issuance of common stock at
       $2.00 per share, net of 25%
       discount due to restrictions on
       sale or transfer of stock, for
       prepaid consulting services         --           --         890,000           890     1,343,010          --       1,343,900
Issuance of common stock at
       $2.00 per share, through
       private placement in
       April, 1995                         --           --       2,510,000         2,510     5,020,000          --       5,022,510
Expenses incurred in
       connection with the
       issuance of common stock
       and merger in March and
       April, 1995                         --           --            --            --      (1,295,047)         --      (1,295,047)
Issuance of 550,000
       Series C Warrants to
       purchase stock at
       $2.00 per share                     --           --            --            --            --            --            --
Issuance of 2,805,000 Series D
       Warrants to purchase common
       stock at $4.75 per share            --           --            --            --            --            --            --
Issuance of 500,000 Series E
       Warrants to purchase common
       stock at $3.50 per share            --           --            --            --            --            --            --
Issuance of 720,000 merger-related
       Placement Agent Warrants to
       purchase common stock at
       $2.30 per share                     --           --            --            --            --            --            --
Issuance of 114,625 Warrants to
       purchase common stock at
       $2.29 per share                                  --            --            --            --            --            --


                   BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Consolidated Statements of Stockholders' Equity (Deficit)
                     Years ended December 31, 1996, 1995 and 1994
                and for the period from April 23, 1990 (inception)
                           through December 31, 1996

                                                                                                         Deficit
                                                                                                       accumulated
                                                                                           Additional   during the    Stockholders'
                                        Preferred stock              Common Stock           paid-in    development       equity
                                    Shares         Amount          Shares     Amount        capital        stage       (deficit)
                                 --------------------------- --------------------------- ------------- ------------- --------------
Issuance of 50,000 Warrants to
       purchase common stock at
       $3.50 per share                     --           --            --            --            --            --            --
Exercise of Series A Warrants
       to purchase 109,594 shares of
       common stock at $2.43 per
       share                               --           --         109,594           109       266,047          --         266,156
Exercise of Series D Warrants
       to purchase 5,625 shares of
       common stock at $4.75 per
       share                               --           --           5,625             6        26,713          --          26,719
Exercise of Series E Warrants
       to purchase 1,126 shares of
       common stock at $3.50 per
       share                               --           --           1,126             1         3,940          --           3,941
Exercise of Warrants to purchase
       2,000 shares of common stock
       at $2.29 per share                  --           --           2,000             2         4,578          --           4,580
Exercise of merger-related
       Placement Agent Warrants to
       purchase 15,000 shares of
       common stock at
       $2.30 per share                     --           --          15,000            15        34,485          --          34,500
Issuance of 10,000 shares  and
       10,000 shares of common
       stock at $8.00 and $4.25 per
       share, respectively,  for
       consulting services                 --           --          20,000            20       122,480          --         122,500
Expenses incurred in connection
       with the securities registration
       statement on Form S-1               --           --            --            --        (393,775)         --        (393,775)
Issuance of 125,000 Warrants
       to purchase common stock
       at $2.89 per share                  --           --            --            --            --            --            --



                   BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Consolidated Statements of Stockholders' Equity (Deficit)
                     Years ended December 31, 1996, 1995 and 1994
                and for the period from April 23, 1990 (inception)
                           through December 31, 1996

                                                                                                         Deficit
                                                                                                       accumulated
                                                                                           Additional   during the    Stockholders'
                                        Preferred stock              Common Stock           paid-in    development       equity
                                    Shares         Amount          Shares     Amount        capital        stage       (deficit)
                                 --------------------------- --------------------------- ------------- ------------- --------------
Issuance of Series F Warrants
       to purchase a number of
       shares of common stock
      equal to the number of
      shares of common stock
      issuable upon conversion
      of the convertible debentures
      (or, in the case of the first 200
      units, 150% of such number
      of shares), at the lesser of a
      price equal to 75% of the
      20-day average bid price of the
      common stock immediately
      prior to the date nine months
      following the issuance of the
      convertible debentures or
      $9.00 per share                      --           --            --            --            --            --            --
Issuance of 701,563 convertible
      debenture-related Placement
      Agent Warrants to purchase
      common stock at $10.00
      per share                            --           --            --            --            --            --            --
Net loss for the year ended                --
      December 31, 1995                    --           --            --            --            --      (7,870,979)   (7,870,979)

                                   ------------ ------------  ------------  ------------  ------------  ------------  ------------
      Balance, December 31, 1995           --           --      11,706,338        11,706    12,607,210    (9,327,315)    3,291,601

Exercise of Warrants to purchase
       8,640 shares of common stock
       at $2.29 per share                  --           --           8,640             9        19,777          --          19,786

Exercise of merger-related
       Placement Agent Warrants to
       purchase 8,775 shares of
       common stock at
       $2.30 per share                     --           --           8,775             9        20,174          --          20,183

Exercise of merger-related
       Placement Agent Warrants to
       purchase 32,220 shares of
       common stock at
       $2.30 per share                     --           --          32,220            32        74,074          --          74,106

Exercise of Options to purchase
       3,281 shares of common stock
       at $2.00 per share                  --           --           3,281             3         6,559          --           6,562



                   BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Consolidated Statements of Stockholders' Equity (Deficit)
                     Years ended December 31, 1996, 1995 and 1994
                and for the period from April 23, 1990 (inception)
                           through December 31, 1996

                                                                                                         Deficit
                                                                                                       accumulated
                                                                                           Additional   during the    Stockholders'
                                        Preferred stock              Common Stock           paid-in    development       equity
                                    Shares         Amount          Shares     Amount        capital        stage       (deficit)
                                 --------------------------- --------------------------- ------------- ------------- --------------
Issuance of common stock at
     $1.94 per share, through
     private placement in
     June, 1996                            --          --        3,304,744         3,305     6,407,895          --       6,411,200

Expenses incurred in
     connection with the
     private placement in
     June, 1996                            --         --            --             --         (651,926)         --        (651,926)

Issuance of 350,000 warrents to
     purchase common stock at $3.50
     per share in exchange for cancellation
     of 701,563 convertable debenture
     -related placement agent warrents
     issued in 1995 to purchase common
     stock at $10.00 per share             --           --           --            --             --            --            --

Exercise of Options to purchase
      3,281 shares of common stock
      at $2.00 per share                   --           --           3,281             3         6,559          --           6,562

Issuance of common stock at
      $2.25 per share, net of 50%
      discount due to restrictions on
      sale, for director's fee             --           --          10,000            10        11,240          --          11,250

Conversion of convertible
     debentures, plus
     accrued interest at a
     conversion price of $1.8328           --           --       1,569,960         1,570     2,875,855          --        2,877,425

Reclassification of deferred financing
     costs related to convertible
     debentures converted to
     common stock                          --           --            --            --        (235,888)         --        (235,888)

Exercise of Series C Warrants                 .
     to purchase 2,000 shares of
     common stock at $2.00 per
     share                                 --           --           2,000             2         3,998          --           4,000

Issuance of common stock at
      $1.50 per share, net of 50%
      discount due to restrictions on      --           --           7,875             8         5,898          --           5,906
       sale, for director's fee



                   BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Consolidated Statements of Stockholders' Equity (Deficit)
                     Years ended December 31, 1996, 1995 and 1994
                and for the period from April 23, 1990 (inception)
                           through December 31, 1996

                                                                                                         Deficit
                                                                                                       accumulated
                                                                                           Additional   during the    Stockholders'
                                        Preferred stock              Common Stock           paid-in    development       equity
                                    Shares         Amount          Shares     Amount        capital        stage       (deficit)
                                 --------------------------- --------------------------- ------------- ------------- --------------
Issuance of common stock at
      $1.37 per share, in exchange
     for debt in November 1996             --           --         145,455           145       199,855          --         200,000

Net loss for the year ended
     December 31, 1996                                  --            --            --            --     (13,889,772)  (13,889,772)

                                   ------------ ------------  ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1996                 --           --      16,802,569        16,802    21,351,280   (23,217,087)   (1,849,005)
                                   ===============================================================================================

See accompanying notes to consolidated financial statements.

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

 (1)   Business Combination and Nature of Operations

       BioSafe International, Inc. (a Nevada Corporation) (the "Company" or
           "BioSafe"), (formerly Zoe Capital, Corp.), is a Development Stage Company. The Company is a nonhazardous solid waste management company currently engaged in the business of rehabilitating landfills to permit their continued operation with increased capacity in an environmentally sound manner, referred to by BioSafe as "landfill remodeling", and landfill operation.

       Prior to March 27, 1996, the Company had been actively developing other technologies with potential application in a number of business areas. On March 27, 1996, the Company announced its intention to take meaningful actions to conserve cash and working capital, including restructuring the Company's operations to focus its resources and activities on its core business of landfill remodeling and operation. See Note 4 for discussion of nonrecurring charges related to these discontinued operations.

       The Company has generated limited revenue since its organization and has been engaged in activities such as project development, engineering, permitting, and marketing and sales efforts. The Company will continue to seek out landfill remodeling and operating landfill projects for investment and will require substantial additional funds to fully develop and bring to commercial viability all of its currently planned projects. Successful completion of the Company's development program is dependent on raising substantial additional capital and achieving a level of revenues adequate to support the Company's cost structure.

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


                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

(2)    Summary of Significant Accounting Policies

       Basis for Presentation
       The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Minority interest consists of 20% of Waste Professionals of Vermont, Inc.

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

       Cost of Landfill Operations
       Cost of operations includes direct labor, fuel, equipment maintenance, insurance, depreciation and amortization of equipment and project development costs, accruals for ongoing closure and post-closure regulatory compliance (for landfills owned) and other routine maintenance and operating costs directly related to landfill operations. Also included in cost of landfill operations are payments made to the Towns in which each landfill is located in the form of "Host Town Fees" and "Closure Fees" (for landfills operated under management contracts), which are negotiated on a rate per ton basis as part of the contract with the Town. In such Towns, the Town is responsible for the closure and post-closure costs related to the landfill.

       Landfill Closure and Post-Closure Costs
       The Company estimates and accrues closure and post-closure costs for landfills owned or acquired on a unit-of-production basis over each facility's estimated remaining airspace capacity. The Company records reserves, as necessary, as a component of the purchase price of facilities acquired, in acquisitions accounted for under the purchase method, when the acquisition is consummated.

       Property and Equipment
       Capitalization of landfill development costs begins with the signing of landfill management contracts for facilities operated by the Company that are not owned, or upon determination by the Company of economic feasibility or extended useful life of each landfill acquired as a result of comprehensive engineering and profitability studies. Capital costs include acquisition, engineering, legal and other direct costs associated with the permitting and development of new landfills, expansions at existing landfills, and cell development. These costs are capitalized pending receipt of all necessary operating permits or commencement of operations.

       Interest is capitalized on landfill costs related to permitting, site preparation, and facility construction during the period that these assets are undergoing activities necessary for their intended use. Interest costs of $42,014 and $82,195 were capitalized during 1996 and 1995, respectively.

       Landfill project development costs are amortized using the unit-of-production method, which is calculated using the total units of airspace filled during the year in relation to total estimated permitted airspace capacity. The determination of airspace usage and remaining airspace capacity is an essential component in the amortization calculation. The determination is performed by conducting annual topography surveys of the Company's landfill facilities to determine remaining airspace capacity in each landfill. The surveys are reviewed by the Company's consulting engineers, the Company's internal operating and engineering staff, and its financial and accounting staff. Current year-end remaining airspace capacity is compared with prior year-end remaining airspace capacity to determine the amount of airspace used during the current year. The result is compared against the airspace consumption figures used during the current year for accounting purposes to ensure proper recording of the amortization provision. The reevaluation process did not impact results of operations for any years presented.

       The Company performs assessments for each landfill of the recoverability of capitalized costs which requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in environmental regulation. It is the Company's policy to periodically review and evaluate that the benefits associated with these costs are expected to be realized and therefore capitalization and depletion is justified. Capitalized costs related to landfill development for which no future economic benefit is determined by the Company are expensed in the period in which such determination is made.

       All other property and equipment are stated at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

              Buildings, facilities and improvements           10 to 30 years
              Vehicles and equipment                            5 to 10 years

       Use of Estimates
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


       Cash and Cash Equivalents
       All short-term investments which have an original maturity of 90 days or less are considered to be cash equivalents.

       Restricted Cash and Securities
       Restricted Cash and Securites consist principally of funds or securities deposited in connection with landfill closure and post-closure obligations. Amounts are principally invested in fixed income securities of Federal, State and local governmental entities and financial institutions. The Company considers its landfill closure and post-closure investments to be held to maturity. Substantially all of these investments mature within one year. The market value of these investments approximates their aggregate cost basis at December 31, 1996

       Prepaid Consulting Fees
       Prepaid consulting fees are amortized on a straight-line basis over the term of the related consulting agreement.

       Deferred Financing Costs
       Deferred financing costs are amortized on a straight-line basis over the life of the related notes payable or debt.

       Income Taxes
       Effective January 1, 1993, BioSafe became a C corporation for Federal and state income tax purposes. Previously, BioSafe had elected Subchapter S status.

       BioSafe has adopted the provisions of Statement of Financial Accounting
           Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Measurements of deferred tax liabilities and assets are based upon provisions of enacted tax laws and the effects of future changes in tax laws or rates are not anticipated.

       Earnings Per Share
       Primary earnings per common share are based on the weighted average number of common shares and dilutive common stock equivalent shares outstanding during each period. Fully diluted earnings per share have been omitted since they are either the same as primary earnings per share or are anti-dilutive.

       Fair Value of Financial Instruments
       The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these items. The carrying amount of debt, notes and balances with bank lines of credit with interest rates related to the prime rate approximate fair value because the interest rates change with the market interest rates. Other debt approximates fair value as the interest rates charged approximates the Company's external borrowing rate.


       Reclassifications
       Certain amounts in prior year financial statements have been reclassified to conform to the 1996 presentation.

       New Accounting Pronouncements

       In 1995 the Financial  Accounting  Standards Board issued Statement Of
           Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of,
           (SFAS No. 121). SFAS No. 121 sets forth standards for recognition and measurement of impairment of long-lived assets. The adoption of SFAS No. 121 did not have a material effect on the Company's consolidated financial statements in 1996.

       In 1995 the Financial Accounting Standards Board issued FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS 123) where the fair value of stock options is determined using an option pricing model and included in operations. As permitted under SFAS 123 the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options where no compensation expense is recognized on employee stock options if the exercise price equals the market price at the date of grant. As required under SFAS 123, pro forma information regarding net income and earning (loss) per share is disclosed as if SFAS 123 had been adopted.

 (3)   Accounts and Notes Receivable

       Accounts and notes receivable consist of the following:


                                                             December 31,
                                                      1996             1995
                                                -------------------------------
           Trade                                $    353,862     $    352,524
           ScotSafe Limited                          719,703           78,000
           One, Three, Six, Inc.                     400,000          400,000
           State of Vermont                             -             850,000
           Interest                                     -             151,041
           Other                                     158,781          447,646
                                                ------------     ------------
                                                   1,632,346        2,279,211
             Allowance for doubtful accounts        (22,500)        (232,146)
                                                ------------      ------------
                                                  1,609,846         2,047,065
                Less current portion              1,158,677         2,047,065
                                                ------------      ------------
                        Long-term portion       $   451,169       $       -
                                                ============      ============

      Trade
       On July 31, 1995, the Company entered into a contract with Waste Management of Rhode Island, Inc. ("WMRI"). The contract requires WMRI to provide a fixed annual quantity of waste, approximately 95% of the available annual permitted capacity of the Fairhaven landfill for seven years. At December 31, 1996 and 1995, the balance due from WMRI was $4,500 and $130,500, or .1% and 45%, respectively, of the total trade accounts receivable balance. For the years ended December 31, 1996 and 1995, revenues from WMRI were approximately $387,800 and $586,000, or 26% and 44%, repectively of landfill revenues.

       ScotSafe Limited
       On February 9, 1996, the Company entered into a licensing and royalty agreement with ScotSafe Limited (ScotSafe), a Glasgow, Scotland based company, for the exclusive rights to use BioSafe's continuous flow auger ("CFA") medical waste processing technology in the British Isles and Ireland. On November 6, 1996 the Company and ScotSafe expanded their licensing agreement throughout Europe. The initial licensing agreement contemplated that ScotSafe would establish as many as nine CFA plants, each of which would result in additional licensing fees to BioSafe. In accordance with the agreement, BioSafe will provide technical assistance in connection with these facilities including facility design, installation, testing and training. In addition to royalty payments for each plant, ScotSafe has agreed to pay BioSafe for consulting and other services, and will reimburse the Company for its out-of-pocket expenses and disbursements in connection with these services. As of December 1996, the Company has completed two plants for ScotSafe under this agreement and has generated approximately $1,000,000 in gross revenues in 1996. The royalty per plant is payable on a monthly basis over a two year period.

       One, Three, Six, Inc.
       During 1994, BioSafe made a refundable deposit for the option to purchase
           80 percent of the common stock of Shred Pax Corporation (now known as One, Three, Six, Inc., ("OTS")), a manufacturer of shredding and grinding equipment. The option expired on March 31, 1994 but was extended by BioSafe under the option agreement which in turn resulted in the deposit being used to purchase 16 percent of OTS common stock. OTS sold substantially all of its assets to a third party on August 31, 1994, and adopted a plan of liquidation. Pursuant to the plan of liquidation, the Company had the right to receive its share of the net proceeds of liquidation upon completion of winding up the affairs of OTS. The Company recognized a gain of $222,728 in 1994 from this transaction. During 1996 the Company entered into litigation with OTS to settle on monies due the Company under OTS's plan of liquidation. See Note 13 - Commitments and Contingencies

       State of Vermont
       In connection with the acquisition of a landfill in Moretown, Vermont, the Company purchased the rights to certain funds held by the State for closure and post-closure costs which were set aside in escrow by the prior owner to obtain a landfill operating permit. The Company actually realized approximately $400,000 from this amount after the State of Vermont's Agency of Natural Resources and Department of Taxes offset claims against the previous bankrupt owner of the landfill.

       BioMedical Waste Systems, Inc.
       The Company had previously licensed its medical waste processing technology to BioMedical Waste Systems, Inc. ("BioMed"). As a result of the financial, legal and operating difficulties experienced by BioMed, BioMed did not pay the Company the outstanding amounts owed at July 31, 1995, and the Company elected to terminate the technology agreement with BioMed effective August 1, 1995. As a result of the termination, BioMed was no longer contractually obligated to repay the outstanding accounts receivable balance to the Company, and the outstanding March 31, 1995 balance of $2,575,000, as well as the outstanding note receivable balance of $400,000, was written off as of June 30, 1995. The Company recognized revenues under the technology agreement of $1,850,000 and $1,300,000 in the years ended December 31, 1994 and 1993, respectively, and $725,000 in the quarter ended March 31, 1995, and ceased accruing revenues thereafter. The Company's medical waste technology was then relicensed to ScotSafe in the European territory.

(4)    Restructuring of Operations and Assets Held for Sale

       On March 27, 1996, the Company announced its intention to take meaningful action to conserve cash and working capital, including the restructuring of the Company's operations to focus its resources and activities on its core business of landfill remodeling and operation. Also on that date Dr. Richard H. Rosen ("Rosen") resigned from the offices of Chairman of the Board of Directors, President, Chief Executive Officer and Treasurer of the Company and all of its subsidiaries and affiliates (See Note 5 - Due from Former Employee). The Board of Directors named Philip Strauss, Chief Operating Officer, to the additional positions of Chief Executive Officer, and President of the Company, and on June 24, 1996 the Company also named Philip Strauss, Chairman of the Board of Directors.

       Restructuring Charge
       During the year ended December 31, 1996, the Company recorded restructuring charges of $1,741,729 for costs associated with management's plan to focus on the core business of landfill remodeling and operation. These costs included accruals for employee severance, non-cancelable lease commitments, professional fees and litigation costs. The restructuring plan is expected to result in annual savings in excess of $1.0 million. As of December 31, 1996, a reserve of $175,000 has been recorded for additional estimated costs to complete the restructuring.


       Assets Held for Sale and Discontinued Operations

       On March 27, 1996, as part of the announced restructuring, the Company ceased operations at its technology center in Woburn, Massachusetts and discharged all employees and consultants previously engaged in developing technologies with potential application in activities including the manufacture of useful materials from tires and other recycled materials, contaminated soil cleanup and recycling, industrial sludge disposal, size reduction equipment design and manufacture (the "Ancillary Technologies"), and Major Sports Fantasies, Inc. ("MSF"), a business unrelated to the environmental industry. No substantial revenues were received from the technology center operations or MSF activities.

       The expenses associated with operating the Ancillary Technologies and MSF for all periods presented are reported in the accompanying reclassified consolidated statements of operations and cash flows under discontinued operations.

       During the fourth quarter of 1995, the Company recorded a non-recurring charge to 1995 earnings of approximately $1.3 million primarily related to the write-down of the assets of the discontinued operations to their then estimated net realizable value. During 1996 the Company recorded an additional charge of $2,260,963 to reduce the carrying value of the assets to their net realizable value and to complete the discontinuance of the Anciliary Technologies and MSF operations. No income tax expense or benefit was recognized due to the Company's net operating loss carryforwards. As a result of discontinuance of these operations, the Company expects annual savings in excess of $2.0 million. The Company expects to dispose of the remaining assets held for resale during 1997. As of December 31, 1996 a reserve of $125,000 has been recorded for additional estimated costs to complete the disposal of the Ancillary Technologies and MSF in 1997.


 (5)   Due From Former Employee

       In July 1996, the Company commenced arbitration proceedings against Rosen, former Chairman, Chief Executive Officer and President of the Company, seeking to recover amounts, excluding interest, which the Company believes it was owed by Rosen. This action was undertaken at the direction of the Board of Directors following its receipt of a report by a special committee which had been appointed to investigate Rosen's financial dealings with the Company. The Special Committee retained independent counsel in connection with its investigation. Rosen resigned from all offices with the Company on March 27, 1996. Amounts which the Company sought to recover included among other things, unreimbursed advances and amounts which the Company believed constituted improper expense reimbursements and payments of Company funds for personal benefit.

       An arbitration hearing was completed on October 25, 1996, and on January 2, 1997, the arbitrator issued the Award of Arbitration, directing Rosen to pay $780,160, excluding interest and litigation costs, for breaches by Rosen of his employment agreement with the Company "in failing to discharge in good faith the duties of his positions and failing to act under the direction of the Board of Directors" of the Company. On February 25, 1997 the Middlesex Superior Court in Cambridge, Massachusetts confirmed the arbitration award and entered the judgement against Rosen. No assurance can be given that the Company will be able to collect any amounts awarded in arbitration. The Company is carrying on its December 31, 1996 consolided balance sheet an amount of $500,000 due from Rosen, but the Company's other claims and additional advances have not been reflected on the balance sheet at this time.


(6)    Investment in Affiliate

       In December 1995, the Company entered an agreement to form BioSafe Europe PLC to introduce the Company's landfill remodeling technology throughout Europe and certain other territories. Subsequent to the restructuring announced by the Company on March 27, 1996, the Company determined it was best to terminate this agreement in order to focus all of its attention and resources on the successful completion of the restructuring of the Company's domestic operations.

(7)    Property and Equipment

       Property and equipment are stated at cost and consist of the following;

                                                            December 31,
                                                      1996               1995
                                                     --------------------------
       Construction in progress - landfills owned    $ 7,937,307   $  5,152,750
       Construction in progress - landfills operated         -        3,774,659
       Future landfill development projects               427,357       269,381
       Equipment used at landfills                      2,673,505     2,285,142
       Buildings, facilities and improvements             792,255       552,060
       Other property and equipment                       330,746       702,821
                                                     ------------   ------------
                                                       12,161,170    12,736,813
       Less accumulated depreciation and amortization    (455,458)     (233,722)
                                                     ------------   ------------

       Property and Equipment net                    $ 11,705,712  $ 12,503,091
                                                     ==========================

       Town of Fairhaven
       On July 24, 1994 BioSafe entered into a contract with the Town of Fairhaven, Massachusetts to remodel the Town's existing 26 acre landfill. On June 22, 1995, the Company commenced operations and began accepting waste at the landfill utilizing existing capacity. Since then, the Company has remodeled and constructed an initial cell at the landfill, and on August 12, 1996 the Company received final authorization from the Massachusetts Department of Environmental Protection to operate the cell under the Town's current existing permit at 150 TPD. On November 8, 1995 an action was brought against various parties including the Company relating to the Fairhaven landfill. See Note 13 - Commitments and Contingencies. On September 9, 1996, pursuant to the Massachusetts Administrative Procedures Act, the action was heard by a Bristol County Superior Court Judge. As of March 26, 1997, a ruling has not been issued. The Company, until the outcome of this litigation is determined, has ceased making additional capital investments in this project and has operated the landfill at a reduced capacity. Based on the extensive delays and additional operating costs to the project because of this litigation and other matters resulting in the current uncertainty of the long-term economical viability of the project, , the Company has decided to write-off its capital investment in the project through December 31, 1996 of $6,342,196. Included in the $6,342,196 is a reserve of $500,000 for additional litigation and ongoing site construction costs. When the litigation is resolved, the Company at that time will reassess the continued feasibility of the project.

       The contract requires the Company to pay a "Host Town Fee" of $2.00 per ton or 5% of the tipping fees for solid waste and $3.00 per ton to contribute to the Town's closure and post-closure costs, excluding waste from the Town and waste for "beneficial reuse."

       Acquisition of Landfill in Moretown, Vermont
       In May 1995, the Company submitted a successful bid through the Company's 80%-owned subsidiary, Waste Professionals of Vermont, Inc. ("WPV"), to purchase a landfill located in Moretown, Vermont, and certain related assets at an auction conducted by the United States Bankruptcy Court for the District of Vermont. On June 2, 1995, the Bankruptcy Court entered its order authorizing and directing the sale of this landfill and certain related assets to WPV, which transaction closed on July 5, 1995.

       On September 9, 1996 the Company received its Full Certification from the Vermont Department of Natural Resources (VDNR) to commence operations at the Moretown landfill using available capacity and to begin construction of Cell One, Phase II. The ACT 250 Land Use Permit was received on September 30, 1996 which enabled the Company to commence operations at an average of 350 tons of waste per day. The Company commenced operation at the landfill on October 7, 1996. Revenues from October 7, 1996 through December 31, 1996 were $338,225.

       In October of 1996 the Company signed a host town agreement with the town of Moretown, VT which requires the Company to pay a host town fee of $2.00 per ton plus an annual CPI increase.

       The Company's ownership of the landfill through its subsidiary, WPV involves a greater degree of exposure to potential environmental liabilities than is involved with landfills operated under a management contract. In conjunction with the acquisition, the Company recorded $1.5 million in estimated closure and post-closure costs based on engineering estimates of the current condition of the landfill. See Note 12.


(8)    Consulting Agreement

       On March 29, 1995, contemporaneous with the merger (see Note 15), the Company entered into a two year agreement with Liviakis Financial Communications, Inc. ("Liviakis"), whereby Liviakis would provide ongoing assistance and consultation to the Company on matters concerning mergers and acquisitions, corporate finance, investor relations and financial public relations. As compensation for services to be rendered by Liviakis, the Company issued Liviakis 890,000 shares of the Company's common stock. As a result, on March 29, 1995, the Company recorded a prepaid asset of $1,335,000 representing a 25% discount from the private placement share value since, under the agreement, the Liviakis shares are restricted and may not be sold or transferred without the Company's consent before March 29, 1997. Amortization of prepaid consulting fees for each of the years ended December 31, 1996 and 1995 was $500,625.

       On December 18, 1996, the Company terminated its Consulting Agreement with Liviakis. As a result, the Company expensed the remaining prepaid consulting fees in the amount of $333,750. As part of the termination agreement, the Company released all restrictions on the resale of the stock held by Liviakis.

(9)    Long-term Debt and Notes Payable

       Long-term debt and notes payable consists of:

                                                              December 31,
                                                          1996          1995
                                                   ----------------------------
        Capital leases and equipment notes payable   $ 1,589,989    $ 1,022,377
        FDIC                                             511,093        511,093
        Boston Private Bank                              150,733        211,065
        Mortgages                                        195,372        200,037
        One, Three, Six, Inc.                            400,000        400,000
        Other notes payable                              243,564         72,619
        Convertible subordinated debt                  8,525,000     11,375,000
                                                   -------------     ----------
                                                      11,615,751     13,792,191
        Less current portion                           2,165,378      1,526,188
                                                   -------------   ------------
          Long-term portion                          $ 9,450,373    $12,266,003
                                                   =============   ============

       Maturity of Long Term Debt and Notes Payable, Excluding Capital Leases and Equipment Notes Payable

       Scheduled maturities of long-term debt and notes payable are as follows:

       Payments due in the year ending December 31,
                    1997                           $  1,334,638
                    1998                                133,410
                    1999                                  7,309
                    2000                              8,382,964
                    2001                                  8,958
                    Thereafter                          158,483
                                                   ------------
                                                   $ 10,025,762
                                                   ============

       Capital Leases and Equipment Notes Payable
       The Company leases certain facilities, equipment and vehicles under agreements which are classified as capital leases. Leased capital assets included in property are as follows:

                                                          December 31,
                                                    1996               1995
                                              --------------------------------
           Buildings                                56,250              56,250
           Machinery and equipment               2,181,739           1,360,560
                                              ------------        ------------
                                                 2,237,989           1,416,810
           Accumulated amortization               (202,714)            (58,966)
                                              ------------        ------------
                                                 2,035,275          $1,357,844
                                              ============        ============

       Future minimum lease payments, by year and in the aggregate, under non-cancelable capital leases and operating leases with initial or remaining terms of one year or more at December 31, 1996 are as follows:



                                                         Capital     Operating
                                                          Leases       Leases
                                                     --------------------------
       Payments due in the year ending December 31,
               1997                                   $  1,028,972  $   76,116
               1998                                        320,194      74,102
               1999                                        317,089        -
               2000                                        219,604        -
                                                       -----------  -----------
          Total minimum lease payments                   1,885,859  $  150,218
                                                                    ===========
           Amounts representing interest                   295,870
                                                       -----------
           Present value of net minimum lease payments   1,589,989
           Less current portion                            830,740
                                                       -----------
           Long-term portion                          $    759,249
                                                       ===========

       The Company's rental expense for operating leases was $293,766, $292,492, and $66,648 for the years ended December 31, 1996, 1995 and 1994, respectively.

       The Company has reclassified approximately $380,785 and $582,000 of capitalized lease obligations to current since it was not in compliance with certain financial covenants at December 31, 1996 and 1995, respectively.


       Bank Debt
       During 1994, the Company renegotiated its existing FDIC line of credit and extended the due date on the note to May 1, 1997. Interest is due monthly at prime plus 1.5 (9.75% and 10.% at December 31, 1996 and 1995, respectively). The debt is secured by the Company's assets.

       During 1994, the Company entered into a term loan agreement with Boston
           Private Bank and borrowed $300,000. The note is payable in monthly installments of $6,667, plus interest at prime plus 2.0% (10.25% and 10.5% at December 31, 1996 and 1995, repectively) through June 6, 1998. The debt is secured by the Company's assets and the principal residence of Rosen and Marguerite Piret, wife of Rosen, See Note 5 Due From Former Employee.

       Mortgages
       Mortgage notes are secured by the respective assets, and are due in various amounts through 2015.

       One, Three, Six, Inc.
       In 1994, the Company received $400,000 in the form of a note as an advance against the initial distribution of proceeds from the sale of the assets of OTS. The note, which bears interest at 10% payable quarterly, was due in March, 1996. During 1996 the Company entered litigation to settle monies due the Company under OTS's plan of liquidation, See Note 13 - Commitments and Contingencies.


       Convertible Subordinated Debt
       The Company issued a three-year $150,000 Convertible Subordinated Note to an investor in August 1994. The note may be converted into common stock at the option of the holder at the rate of one share of common stock for each $2.44 in outstanding principal and interest.

       On October 6 and 12, and November 7, 1995, the Company closed a "Regulation S" offering of $11,225,000 in convertible subordinated notes and warrants to overseas investors, which resulted in net proceeds to the Company of $10,085,587. The offering consisted of 449 units. Each unit sold for $25,000, and consisted of one convertible subordinated note ("Note") along with Series F Warrants ("Warrants") to purchase shares of Common Stock at a price of $2.44. The Notes mature on September 30, 2000 and bear interest at 10%, payable quarterly. The Notes are convertible into Common Stock at $1.84 per share. The Notes are callable at the option of the Company at any time after October 6, 1996, if the closing sale price of the Common Stock has exceeded $10.00 per share for a period of 20 consecutive trading days prior to redemption notice. The Warrants expire on September 30, 1998. The Notes and Warrants have not been registered under the Securities Act and may not be sold in the United States without such registration or an applicable exemption from the requirement of registration. Under most circumstances, resales in the United States of Notes and shares of Common Stock acquired on conversion of Notes or exercise of Warrants is exempt from registration under prevailing interpretations of Regulation S. In connection with the offering, the Company issued to the Placement Agent warrants to purchase up to 701,563 shares of Common Stock at $10 per share. These warrants were subsequently exchanged into 350,000 warrants at $3.50 as part of a subsequent financing in June 1996, see Note 15 - Common Stock.

       Through December 31, 1996 $2,850,000 of notes plus $27,425 of accrued interest have been converted into 1,569,960 shares of common stock.

       Stockholders and Related Parties
       On March 31, 1995, all notes payable to stockholders and related parties were repaid. Interest expense on notes to stockholders and related parties for years ended December 31, 1995, and 1994 amounted to $2,701 and $16,733, respectively.

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


(10) Accrued Expenses

       Accrued expenses consisted of the following:
                                                               December 31,
                                                            1996         1995
                                                      -------------------------
           Interest                                   $   242,185  $   209,631
           Professional and consulting fees               237,399      421,500
           Fairhaven landfill reserve (See Note 7)        500,000         -
           Litigation settlement (See Note 13)            125,000         -
           Salaries and wages                                -          37,809
           Insurance                                         -          25,345
           Other                                          121,131        4,253
                                                      -----------  -----------
                                                      $ 1,225,715  $   698,538
                                                      ===========  ===========

(11) Income Taxes

       As discussed in Note 2, effective January 1, 1993, the Company became taxable as a C Corporation for Federal and State income tax purposes. The Company has adopted SFAS 109. The cumulative effect of this change in accounting for income taxes was not material.

       Income tax expense (benefit) consists of:

                                             Current      Deferred       Total
                                             -------      --------       -----
          Year ended December 31, 1996:
               Federal                  $       -             -             -
               State                        (23,456)          -         (23,456)
                                        ---------------------------------------
                                        $   (23,456)          -         (23,456)
                                        =======================================


        Year ended December 31, 1995:
              Federal                   $       -        (141,358)     (141,358)
              State                          75,535       (43,642)       31,893
                                        ---------------------------------------
                                        $    75,535      (185,000)     (109,465)
                                        =======================================



           Year ended December 31, 1994:
              Federal                   $       -         141,358       141,358
              State                             -          43,642        43,642
                                        ---------------------------------------
                                        $       -         185,000       185,000
                                        =======================================

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements



A reconciliation between federal income tax expense at the statutory rate and the Company's federal tax expense is as follows for the year ended December 31:
                                                      1996        1995      1994
                                                      ----        ----      ----

Statutory Federal income tax (benefit)         $4,717,894) $(2,708,925) $144,983
State taxes, net of Federal income tax benefit (1,210,466)    (704,604)   35,211
Valuation allowance                             5,898,245    3,294,764      --
Other                                               6,659        9,300     4,806
                                               ----------- ----------- ---------
                                               $  (23,456) $  (109,465)  185,000
                                               =========== =========== =========

The tax effects of temporary differences between financial statement and tax accounting that gave rise to significant portions of the Company's net deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below.

                                                          1996             1995
                                                          ----             ----

    Deferred tax assets:
         Accounts receivable                      $      9,788    $     116,001
         Inventories                                     -               80,899
         Long-term contracts                             -              191,559
         Property and equipment                        236,323           12,990
         Other accrued liabilities                       -              174,370
         Operating loss and credit carryforwards     8,946,898        2,953,174
                                                  -------------   -------------
                 Gross deferred tax assets           9,193,009       3,528,993
                 Less: valuation allowance          (9,193,009)     (3,294,764)
                                                  -------------   -------------
                 Net deferred tax assets                 -             234,229
                                                  -------------   -------------
    Deferred tax liabilities:
         Deferred income and capitalized costs           -             234,229
                                                  -------------   -------------
                 Total deferred tax liabilities          -             234,229
                                                  -------------   -------------
                 Net deferred tax liability       $      -        $      -
                                                  =============   =============

At December 31, 1996, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $21 million which are available to offset future federal taxable income, if any, and which expire through December 31, 2011. The Company's ability to utilize its existing net operating loss carryforwards may be limited if there is change in ownership of the Company of greater than 50% within a three-year period.



 (12) Landfill Closure and Post-Closure Costs

       Landfills are typically developed in a series of cells, each of which is constructed, filled, and capped in sequence over the operating life of the landfill. When the cell is filled and the operating life of the landfill is over, the final cell must be capped, the entire site must be closed and post-closure care and monitoring activities begin. The Company will have material financial obligations relating to the final closure and post-closure costs of each landfill the Company owns.

       The Company has estimated as of December 31, 1996 that the total costs for final closure and post-closure of Cell I at the Moretown, Vermont landfill, including capping costs, cap maintenance, groundwater monitoring, methane gas monitoring, and leachate treatment and disposal for up to 30 years after closure, is approximately $2.1 million. Based upon the capacity of Cell I under the current permit and existing conditions of the landfill at acquisition, approximately $1.5 million has been accrued for at December 31, 1996.

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

       The determination of airspace usage and remaining airspace capacity is an essential component in the calculation of closure and post-closure accruals. See Note 2, significant accounting policies.



(13) Commitments and Contingencies

       Landfill related activities
       In the normal course of its business, and as a result of the extensive governmental regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings involving federal, state or local agencies. In these proceedings, the agency may seek to impose fines on the Company or to revoke or deny renewal of an operating permit held by the Company. From time to time, the Company also may be subjected to actions brought by citizens' groups in connection with the permitting of its landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. Certain federal and state environmental laws impose strict liability on the Company for such matters as contamination of water supplies or the improper disposal of hazardous waste. The Company's operation of landfills subjects it to certain operational, monitoring, site maintenance, closure and post-closure obligations which could give rise to increased costs for monitoring and corrective measures. See
           Note 12 - Landfill Closure and Post Closure Costs.

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


       The Company has obtained environmental impairment liability insurance covering claims for sudden or gradual onset of environmental damage. If the Company were to incur liability for environmental damage in excess of its insurance limits, its financial condition could be adversely affected. The Company carries a comprehensive general liability insurance policy which management considers adequate at this time to protect its assets and operations from other risks.

       None of the Company's landfills are currently connected with Superfund
           National Priority Lists or potentially responsible party issues.

       Employment Contracts
       The Company has entered into an employment agreement with one of its senior executives. The agreement provides for employment until terminated by either party at an annual salary of $150,000.

       Legal Matters
       The Company is party to pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's management, after consultation with outside legal counsel, is of the opinion that the expected final outcome should not have a material adverse effect on the Company's financial position, results of operations or liquidity with the exception of certain litigation brought against the Company related to the Fairhaven Landfill, and are summarized as follows:

       a) In July 1996, the Company commenced arbitration proceedings against Dr. Richard Rosen(Rosen), former Chairman, Chief Executive Officer and President of the Company, seeking to recover amounts, excluding interest, which the Company believes it was owed by Rosen. This action was undertaken at the direction of the Board of Directors following its receipt of a report by a special committee which had been appointed to investigate Rosen's financial dealings with the Company. The Special Committee retained independent counsel in connection with its investigation. Rosen resigned from all offices with the Company on March 27, 1996. Amounts which the Company sought to recover included unreimbursed advances and amounts which the Company believed constituted improper expense reimbursements and payments of Company funds for personal benefit.

       An arbitration hearing was completed on October 25, 1996, On January 2, 1997, the arbitrator issued the Award of Arbitrator, directing Rosen to pay $780,160, excluding interest and litigation costs, for breaches by Rosen of his employment agreement with the Company "in failing to discharge in good faith the duties of his positions and failing to act under the direction of the Board of Directors of the Company. On February 21, 1997 the Middlesex Superior Court in Cambridge, Massachusetts confirmed the arbitration award and entered the judgment against Rosen on February 25, 1997. No assurance can be given that the Company will be able to collect any amounts awarded in arbitration. The Company is carrying on its December 31, 1996 balance sheet an amount of $500,000 in unreimbursed advances due from Rosen, but the Company's other claims and additional advances have not been reflected on the balance sheet at this time.

       b) Susan Allua, et al. v. Massachusetts Department of Environmental Protection, Town of Fairhaven and BioSafe, Inc. Two cases involving the same parties were brought in Bristol Superior Court by sixteen residents of Fairhaven, Massachusetts who reside in the vicinity of the landfill owned by the Town of Fairhaven (the "Landfill") which is being remodeled and operated by the Company. The first case commenced on November 8, 1995. In that case, Plaintiffs appealed a permit issued by the Massachusetts Department of Environmental Protection (the "DEP") authorizing the construction of a component of the remodeling project (the "Authorization to Construct" or "ATC"). Plaintiffs also have brought claims alleging that the DEP violated the Massachusetts Environmental Policy Act in issuing the ATO (the "MEPA Claim"). Further, Plaintiffs have brought common law claims against the Company for nuisance, trespass and strict liability based principally on allege dust and odor conditions resulting from the Company's excavation activities at the Landfill. The Company is contesting all claims, and is receiving the cooperation of the Town of Fairhaven and the DEP in opposing the claims in which those parties are involved. Pursuant to the Massachusetts Administrative Procedures Act, the ATO Appeal was heard by a Bristol County Superior Court Judge. The Court had a hearing on the Permit Appeal on September 5, 1996, but has not yet announced its findings.

       The Company believes that the Plaintiffs' stated grounds in the ATC appeal are without merit and that the ATC will be upheld as a result of the hearing. However, if the DEP's granting of the permit were reversed the Company's plans with respect to the Fairhaven landfill project would be materially adversely affected. The ATC permit remains in effect during the pendency of the appeal.

       Previously on January 12, 1996, the Company filed a motion to dismiss the MEPA Claims. The Town and DEP have filed a similar motion. The Court heard oral argument on the motions to dismiss on April 9, 1996. On May 1, 1996, the Court issued a decision on the motions to dismiss in favor of BioSafe and the Town, dismissing the MEPA claims in their entirety.

       Plaintiffs' common law claims for nuisance, trespass and strict liability are based principally on allege dust and odor conditions resulting from the Company's excavation activities at the Fairhaven Landfill during the summer and early fall of 1995. The Company is pursuing factual discovery with regards to these claims. If the Plaintiffs pursue these claims after disposition of the ATC appeal, a period of additional discovery and other pre-trial proceedings would take place prior to trial on the merits.

       The second case was commenced September 9, 1996. In that case, the same
           Plaintiffs appealed a permit issued by the DEP authorizing the operation of a component of the remodeled landfill (the "Authorization to Operate" or "ATO"). The plaintiffs challenge to the ATO raises issues similar, and in some instances identical, to those raised in the ATC appeal. Accordingly, as a legal or practical matter, a decision in the ATC appeal may resolve the ATO appeal, and this case is essentially on hold pending the outcome of the ATC appeal. As with the ATC permit, the ATO permit remains in effect during the pendency of the appeal.

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


       c) During 1994, the Company made a refundable deposit for the option to purchase 80 percent of the common stock of Shred Pax Corporation (now known as One, Three, Six, Inc.)(OTS), a manufacturer of shredding and grinding equipment. The option expired on March 31, 1994 but was extended by the Company under the option agreement which in turn resulted in the deposit being used to purchase 16 percent of OTS common stock. OTS sold substantially all of its assets to a third party on August 31, 1994, and adopted a plan to liquidate OTS. Pursuant to the plan of liquidation, the Company had the right to receive its share of the net proceeds of liquidation upon completion of winding up the affairs of OTS.

       In December 1994, the Company received $400,000 in the form of a note as a advance against the initial distribution of proceeds from the sale of the assets of OTS. In September 1996, OTS filed a lawsuit against the Company in the Circuit Court of DuPage County, Illinois, seeking recovery of $433,000 in principal and interest allegedly due under the promissory note. Pursuant to a confession-of-judgment provision in the promissory note, on or about September 26, 1996, OTS obtained an order of judgment in its favor for the amount at issue plus costs. The Company contended that OTS obtained the promissory note by misrepresentations and had violated the Company's rights as a minority stockholder. The Company filed the necessary paperwork to re-open the judgment and to assert its affirmative defenses and counterclaims. By a Complaint filed October 17, 1996 in Massachusetts Superior Court, OTS commenced proceedings to enforce the judgment entered by the Illinois Court.

       In early March 1997, the parties entered into an agreement to settle both the Illinois and Massachusetts actions, and they have both been dismissed with prejudice. As part of the settlement, in addition to general releases, the Company exchanged its 16% interest in OTS for all claims under the note.

       d) On or about August 1, 1996, the Company became aware that it had been joined as a defendant in a lawsuit pending in the State of Vermont in Washington Superior Court, Docket No. 579-10-95 Wncv, Caption Stuart Savage, John Savage, Adelle Savage and Andrew R Field, Trustee v. Major Sport Fantasies, Inc. a Vermont Corporation, Robert Dowdell, Jr. BioSafe, Inc. and Major Sports Fantasies, Inc., a Delaware Corporation, (the "Vermont Litigation"). The Plaintiff sought damages in an amount in excess of $480,000, plus punitive damages, attorneys' fees and court costs. On or about August 1, 1996, the Company also learned that the Plaintiffs had obtained an attachment , in the amount of $850,000, on the Company's property known as the WPV Solid Waste Facility, located on Route 2, Moretown, Vermont (the "Attachment").

       On March 26, 1997, the Company settled the Vermont Litigation on the following terms: The Company will deliver to the Plaintiffs (a) $35,000, (b) A note in the amount of 225,000 and (c) general releases of, and covenants not to sue, the Plaintiffs; in exchange, the Company received (a) general release and covenants not to sue by the plaintiffs, (b) discharge of the Attachment, and (c) dismissal of the Vermont Litigation.

       e) The Company currently has ongoing 4 complaints with the Massachusetts Commission Against Discrimination, principally as the result of actions of the Company's ex-operator of the Fairhaven landfill, Gary Rodgers. The Company is not in a position to evaluate the likelihood that damages or other relief will be awarded, or that the amount of damages awarded could be material. The Company has set up an estimated reserve of $125,000 for litigation costs for these matters as of December 31, 1996.


 (14) Preferred Stock

       In 1993, the Company issued 7,750 shares of newly created Series A 8% preferred stock to related and unrelated parties, in exchange for the retirement of $775,000 of debt.

       During 1994, the Company redeemed from a principal stockholder 3,000 shares of preferred stock for a purchase price of $300,000.

       On March 29, 1995 all outstanding shares of preferred stock were converted into 237,500 shares of common stock.

(15) Common Stock

       During 1993, the Company issued 280,000 shares and received gross proceeds of $420,000.

       During 1994, the Company circulated a private placement memorandum that raised gross proceeds of $1,025,000 through the issuance of 256,250 shares of common stock at a price of $4.00 per share (before adjustment for the 1.75 to 1 stock split).

       On December 1, 1994, the Company converted $240,000 of subordinated notes payable and $5,952 accrued interest into 61,488 shares of common stock.

       During 1991, 1992, 1993 and 1994, the Company issued 270,750, 1,075,125,
           62,310 and 20,000 shares of common stock, respectively, in exchange for various investment considerations and consulting services. No value was assigned by the Company to the shares that were issued in 1991, 1992 and 1993 since, at the time of issuance, the Company had not sold any stock since inception and the Company had a substantial stockholders' deficit. The 1994 shares were recorded at a current value of $4.00 per share (before adjustment for the 1.75-to-1 stock split).


       From January 1 through March 29, 1995, the Company issued 2,450 shares for employee bonuses, 31,500 shares in exchange for Directors' fees and 11,250 shares for consulting services at $4.00 per share (before adjustment for the 1.75 to 1 stock split).

       On February 1, 1995, BioSafe closed a private placement of 1,100 units with net proceeds of $997,250. Each unit consisted of a $1,000 face amount 10% convertible subordinated note, a Series C Warrant to purchase 500 shares of Common Stock at $2.00 per share and a Series D Warrant to purchase 500 shares of Common Stock at $4.75 per share. The convertible notes and all accrued interest were then converted into 558,578 shares of the Company's Common Stock on March 29, 1995 as part of the merger transaction described below.

       On February 17, 1995, BioSafe began offering units consisting of four shares of Common Stock with a Series D Warrant to purchase two shares of Common Stock at $4.75 a share. Contemporaneous with the merger on March 29, 1995 described below, BioSafe completed an initial closing of its private placement with gross proceeds of $4.0 million from the sale of 500,000 units at $8.00 per unit. After the merger, on April 18, 1995 and April 24, 1995, the Company closed an aggregate of $5,000,000 in additional gross proceeds with respect to the private placement from the sale of 625,000 units at $8.00 per unit.

       In March, 1995, the Company issued warrants to purchase 114,625 shares at $2.29 per share and 50,000 shares at $3.50 per share to certain investors for investment considerations and professional services rendered.

       On March 29, 1995, the Company acquired BioSafe in a merger accounted for as a reverse recapitalization. The acquisition was consummated through an exchange of shares of the Company for an equal number of shares of BioSafe. To accomplish this, the stockholders of the Company approved a 1 for 73.083 reverse stock split while the stockholders of BioSafe approved a 1.75 to 1 forward stock split. Since stockholders of BioSafe received the majority stock of the resulting combined enterprise, management of BioSafe became management of the combined enterprise. The name of the Company was then changed from Zoe Capital Corp. to BioSafe International, Inc. The financial statements presented treat BioSafe as the surviving entity in the combination. The financial statements for December 31, 1994 and prior periods exclude BioSafe International, Inc. since such financial statements are not material.

       As part of the merger agreement, all of the outstanding shares of BioSafe's Preferred Stock (total of 4,750 shares with $100 par value) were converted into 237,500 shares of Common Stock of the Company. On March 29, 1995, the Company also issued to the existing BioSafe stockholders Series E Warrants on a pro-rata basis to purchase an aggregate of 500,000 shares of the Company's Common Stock at $3.50 a share.

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


       The Company has the right to accelerate the expiration of the Warrants in the event that the average market price of the Common Stock for 20 consecutive trading days exceeds $4.625 per share in the case of Series A Warrants and $5.75 per share in the case of Series C Warrants, Series D Warrants and Series E Warrants. In the event that the Company accelerates the expiration of any Warrants, the holders of such Warrants would be permitted to exercise the Warrants during a period of not less than 20 days following notice of such event.

       On March 30, 1995, the Company issued three-year non-callable Warrants to purchase 720,000 shares of the Company's Common Stock at $2.30 per share and 200,000 shares of Common Stock, issued and charged to stockholder's equity at $2.00 per share, to Capital Growth International, Inc. ("Capital Growth") as compensation for investment banking services rendered in connection with the private placement and the merger.

       On March 30, 1995, the Company issued 890,000 shares of Common Stock and recorded the issuance as prepaid consulting expense at $1.50 per share, to Liviakis Financial Communications, Inc. in conjunction with the two year consulting agreement described more fully in Note 8 to these consolidated financial statements.

       The Company used a portion of the proceeds from the merger and private placement to repay notes payable, notes payable to stockholders and related parties and subordinated notes payable.

       On November 6, 1995, the SEC declared effective the Company's registration Statement on Form S-1 relating to the resale by certain security holders of up to 16,606,356 shares of Common Stock, 122,719 Series A Warrants and 550,000 Series C Warrants, 2,800,000 Series D Warrants, and 500,000 Series E Warrants. The Company did not receive any proceeds from the sale of shares of Common Stock or Warrants from the selling security holders. The Company will receive proceeds from the issuance of Secondary Warrant Stock when, and if, any of the Warrants are exercised by the warrant holders.

       On June 28, 1996 the Company closed an offering to overseas investors under Regulation S of the Securities Act of approximately 3.3 million shares of common stock at approximately $2.00 per share raising net proceeds of approxiamately $5.9 million. The purchasers were all non U.S. persons and were primarily existing institutional BioSafe shareholders and internationally recognized environmental mutual funds. These shares have not been registered under the Securities Act and may not be sold in the United States without such registration or an applicable exemption from the requirement of regitration.


       In 1996 and 1995 the Company issued additional warrants to purchase common stock in connection with various financing transactions.

(16) Stock Options

       Employee Stock Option Plan

       On March 27, 1995 the BioSafe 1993 Stock Option Plan was assumed by the Company, adjusted to reflect the 1.75 to 1 stock split. The Plan provides for the issuance of options to purchase up to 1,500,000 shares of Common Stock to employees, directors, and consultants of the Company. Options granted under the Plan may be either Incentive Stock options or Non-Qualified Stock Options for purposes of federal income tax law. Options are generally subject to vesting over a period of four years from the date of grant and are exercisable only to the extent vested from time to time, although certain options have provided for earlier vesting. The selection of individuals to receive awards of options under the Plan and the amount and terms of such awards may be determined by the Board of Directors of the Company or an Administering Committee appointed by the Board of Directors.

       As of December 31, 1996, options to purchase 806,000 shares of Common Stock had been granted and options to purchase up to an additional 694,000 shares remained available for grant. The per share weighted average fair value of stock options granted during 1996 and 1995 was approximately $.82 and $2.15, respectively, using the Black Scholes option-price model with the following weighted average assumptions: volativity, 30%; expected dividend yield, 0%; risk free interest rate, 5.3%; and expected life, 5 years.

       The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation cost has been recorded in the financial statements. If the Company had determined compensation costs based on the fair value of its stock options at their grant date under SFAS No. 123, the Company's net losses in 1996 and 1995 would have increased to the amounts shown below.


                                                    1996                1995
                                                    ----                ----
               Net loss - as reported          $ (13,889,772)      $ (7,870,999)
                        - pro forma              (14,334,772)        (8,303,479)

               Net loss per share - as reported     $ (0.98)            $ (0.82)

                                  - Pro forma       $ (1.01)            $ (0.86)

       Pro forma net income reflects only the effects of options granted in 1996 and 1995. Therefore, it does not reflect the full effect of calculating the cost of stock options under SFAS No. 123 because the cost of options issued prior to January 1, 1995 is not considered. As a result, it may not be representative of the pro forma effects on operating results that will be disclosed in future years.




Changes in options and option shares under the plan during the respective years were as follows:




                                                1996               1995
                                          ---------------     ---------------
                                          Weighted            Weighted
                                          avg.                avg.
                                          exercise   Number   exercise   Number
                                          price per  of       price per  of
                                          share      Shares   share      Shares
                                          -------- ---------  -------- ---------
   Options outstanding, beginning of year  $6.19     619,125   $2.00     555,625
   Options granted                         $2.25     741,250   $5.50     287,500
   Options exercised                       $2.00       6,562                --
   Options canceled                        $3.83     547,813   $2.00     224,000
                                                   ---------           ---------
   Options outstanding, end of year        $2.23     806,000   $6.19     619,125
   Shares reserved for future grants                 694,000             880,875
                                                   ---------           ---------

   Total options in the plan                       1,500,000           1,500,000
                                                   =========           =========
Options exercisable, end of year           $2.23     511,125   $2.00     147,656
                                                   =========           =========

    Options outstanding at December 31, 1996 and market value at date of grant were as follows:

                                   Number             Price
                                  of shares         per share             Amount
                                  ---------         ---------             ------
           Year of grant:
                1994                 47,250          $ 2.00        $     94,500
                1995                 17,500            2.00              35,000
                1996                741,250            2.25           1,667,813
                                  ---------                         -----------
                                    806,000                         $ 1,797,313
                                  =========                         ===========

       Non - Employee Directors Stock Option Plan

       On June 24, 1996, BioSafe adopted the 1995 Stock Option Plan for Non Employee Directors. The plan entitles each Director to receive a grant of Non Qualified Options to purchase 10,000 shares of the Company's Common Stock for each calendar year of service as a director of the Company commencing January 1, 1996. Each such option is subject to vesting at a rate of 2,500 shares for each year that the holder remains a Director of the Company.

       In 1994 options to purchase 43,750 shares of Common Stock were granted outside of the Option Plan to a director. Fifty percent of these are exercisable at $2.00 per share at December 31, 1996


Changes in options and option shares under the plan during the respective years were as follows:




                                                1996               1995
                                          ---------------     ---------------
                                          Weighted            Weighted
                                          avg.                avg.
                                          exercise   Number   exercise   Number
                                          price per  of       price per  of
                                          share      Shares   share      Shares
                                          -------- ---------  -------- ---------
Options outstanding, beginning of year     $2.00      43,750   $2.00      43,750
   Options granted                         $3.56      53,334      -         -
   Options exercised                         -           -        -         -
   Options canceled                          -           -        -         -
                                                   ---------           ---------
   Options outstanding, end of year        $2.86      97,084   $2.00      43,750
                                                   =========           =========
   Options exercisable, end of year        $2.59      35,208   $2.00      10,937
                                                   =========           =========

    Options outstanding at December 31, 1996 and market value at date of grant were as follows:

                                   Number             Price
                                  of shares         per share             Amount
                                  ---------         ---------             ------
            Year of grant:
                1994                 43,750          $ 2.00        $     87,500
                1996                 40,000            3.91             156,400
                1996                 13,334            2.56              34,135
                                  ---------                         -----------
                                     97,084                         $   278,035
                                  =========                         ===========

 (17) Related Party Transactions

       During the years ended December 31, 1996, 1995 and 1994 the Company paid and accrued investment advisory fees of $29,430, $45,936 and $45,740, respectively, to Newbury, Piret & Company, Inc., a Company owned by Marguerite A. Piret, a stockholder, ex-director of the Company and the wife of Rosen, See Note 5 - Due From Former Employee.

       As part of the merger discussed in Note 15, the Company entered into a one-year investment banking agreement with Capital Growth International, Inc. at $4,500 per month, which expired in March, 1996.

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements



(18)   Subsequent Events


       In January 1997 the Company closed a private placement of 860,000 shares of common stock at $.50 per share with net proceeds of $430,000. These shares have not been registered under the Securities Act and may not be sold in the United States without such registration or an applicable exemption from the requirement of registration.

       On on about March 31, 1997 the Company's subsidiary, Waste Professionals of Vermont, Inc.(WPV) expects to close a $1 million term loan with The Howard Bank of Burlington, Vermont. The term of the loan is for 36 months with an initial rate of 15%. The initial rate shall be reduced when the Company raises additional equity as outlined in the agreement. The loan is primarily secured by a first mortgage on WPV's landfill and the royalties due the Company under its licensing agreement with ScotSafe, and is guranteed by the Company.

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements




Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure

           None


PART III

Item 10.  Directors and Executive Officers

           Incorporated herein by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.  Executive Compensation

           Incorporated herein by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

           Incorporated herein by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions

           Incorporated herein by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits

  Exhibit No.      Description

    3(i).1 Articles of Incorporation of the Company. (Incorporated by reference to Exhibit No. 3(i).1 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
    3(i).2 Articles of Amendment to Articles of Incorporation of the Company. (Incorporated by reference to Exhibit No. 3(i).2 to the Registration Statement on Form S-1 of BioSafe International,
              Inc., No. 33-93966.)
    3(i).3 Certificate of Incorporation of BioSafe, Inc., as amended. (Incorporated by reference to Exhibit No. 3(i).3 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
    3(ii).1 Bylaws of the Company, as amended on March 26, 1996. (Incorporated by reference to Exhibit No. 3(ii).1 to Form 10-K For the Fiscal Year Ended December 31, 1995 of BioSafe International, Inc.)
    3(ii).2   Bylaws of BioSafe, Inc.   (Incorporated by reference to Exhibit
              No. 3(ii).2 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)

    4.1       Form of Series A Warrant Certificate.   (Incorporated by reference
              to Exhibit No. 4.1 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
    4.2       Series A Warrant Agreement.   (Incorporated by reference to
              Exhibit No. 4.2 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
    4.3       Form of Series C Warrant Certificate.   (Incorporated by reference
              to Exhibit No. 4.3 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
    4.4       Series C and Series D Warrant Agreement.   (Incorporated by
              reference to Exhibit No. 4.4 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
    4.5       Form of Series D Warrant Certificate.   (Incorporated by reference
              to Exhibit No. 4.5 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
    4.6       Series D Warrant Agreement.   (Incorporated by reference to
              Exhibit No. 4.6 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
    4.7       Form of Series E Warrant Certificate.   (Incorporated by reference
              to Exhibit No. 4.7 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
    4.8 Series E Warrant Agreement. (Incorporated by reference to Exhibit No. 4.8 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
    4.9       Form of Placement Agent Warrant.   (Incorporated by reference to
              Exhibit No. 4.9 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
    4.10 Form of Series F Warrant Certificate. (Incorporated by reference to Exhibit No. 4.10 to Form 10-K For the Fiscal Year Ended December 31, 1995 of BioSafe International, Inc.)
    4.11 Series F Warrant Agreement. (Incorporated by reference to Exhibit No. 4.10 to Form 10-K For the Fiscal Year Ended December 31, 1995 of BioSafe International, Inc.)
    10.1 Amended and Restated Joint Venture Agreement between BioSafe, Inc. and BioMed Environmental Systems, Inc., dated December 24, 1992. (Incorporated by reference to Exhibit No. 10.1 to the Registration Statement on Form S-1 of BioSafe International, Inc. No.33-93966.)
    10.2      Agreement between BioSafe, Inc. and the Town of Fairhaven,
              Massachusetts, dated July 24, 1995.   (Incorporated by reference
              to Exhibit No. 10.2 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
    10.3 Letter Agreement from the Town of Fairhaven to the Company, dated June 20,1995. (Incorporated by reference to Exhibit No. 10.3 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
    10.4 Agreement and Plan of Merger dated as of March 17, 1995, among the Company, Zoe Resources, Inc., certain stockholders of the Company and BioSafe, Inc. (Incorporated by Reference to Exhibit
              2.1 of the Company's  Current Report on Form 8-K, dated
              March 29, 1995.)
    10.5 1995 Stock Option Plan (Incorporated by Reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated March 29, 1995)

    10.6 Employment Agreement between S. Russell Sylva and the Company. (Incorporated by reference to Exhibit No. 10.7 to the Registration Statement on Form S-1 of BioSafe International, Inc. No. 33-93966)
    10.7 Employment Agreement between Robert Rivkin and the Company. (Incorporated by reference to Exhibit No. 10.8 to the Registratio Statement on Form S-1 of BioSafe International, Inc. No. 33-93966)
    10.8 Selling Agreement between the Company and U.S. Sachem Financial Consultants, LP, dated March 29, 1995. (Incorporated by reference to Exhibit No. 10.9 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
    10.9      Consulting Agreement between the Company and Liviakis Financial
              Communications, Inc., dated February 1, 1995.   (Incorporated by
              reference to Exhibit No. 10.10 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
    10.10     Agreement between BioSafe, Inc. and Waste Management of Rhode
              Island, Inc., dated July 31, 1995.   (Incorporated by reference to
              Exhibit No. 10.11 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
    10.11     Agreement between BioSafe, Inc. and the Town of South Hadley,
              Massachusetts, dated August 22, 1995.   (Incorporated by reference
              to Exhibit No. 10.12 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
    10.12     Agreement between BioSafe, Inc. and Janos Szombathy, dated
              April 4, 1995. (Incorporated by reference to Exhibit No. 10.13 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
    10.13     USA Tire Recycling, LLC Pre-Formation Agreement between Michael A.
              Bowers and BioSafe, Inc., dated April 3, 1995.   (Incorporated by
              reference to Exhibit No. 10.13 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
    10.14 Asset Purchase and Stockholders' Agreement among BioSafe International, Inc., BioSafe Landfill Technology, Inc., Cairns Associates, Inc. and Benjamin F. Cairns, dated December 28, 1995. (Incorporated by reference to Exhibit No. 10.14 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
    10.15 Form of 10% Convertible, Redeemable, Subordinated Note Due 2000. (Incorporated by reference to Exhibit No. 10.15 to the Registration Statement on Form S-1 of BioSafe International,
              Inc., No. 33-93966.)
    10.16 Venture Agreement and Engineering Services and License Agreement relating to BioSafe Europe, plc. (Incorporated by reference to Exhibit No. 10.16 to the Registration Statement on form S-1 of BioSafe International, Inc., No. 33-93966.)
    10.17 Agreement between Biosafe International Inc. and Scotsafe Limited dated February 6, 1996.
    10.18 Agreement between Biosafe International Inc. and Scotsafe Limited dated November 15, 1996.
    10.19 Indemnification Agreement between Biosafe International Inc. and Richard Golob dated May 8, 1996.
    10.20 Indemnification Agreement between Biosafe International Inc. and William Philipbar dated May 8, 1996.
    16.1 Letter regarding change in certifying accountant. (Incorporated by reference to Exhibit A to the Current Report on Form
              8-K/A  of  BioSafe International, Inc., dated July 31, 1995.)
    21.1      Schedule of Subsidiaries.

    23.1 Consent of KPMG Peat Marwick LLP. (Incorporated by reference to Exhibit No. 10.16 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)


(b)      Financial Statement Schedules

                  None.



(c)      Reports on Form 8-K

                  None.

                               SIGNATURES
                               ----------
           Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        BIOSAFE INTERNATIONAL, INC.
                        ---------------------------



   Date:      --------------------        By:  --------------------------------
                                               Philip Strauss
                                               Chairman, Chief Executive
                                               Officer and President

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



   Date:      --------------------        By:  --------------------------------
                                               Philip Strauss
                                               Chairman, Chief Executive
                                               Officer and President
                                               (Principal Executive Officer)




   Date:      --------------------        By:  --------------------------------
                                               Robert Rivkin
                                               Vice President, Chief Financial
                                               Officer, Treasurer and Secretary
                                               (Principal Financial and
                                               Accounting Officer)



   Date:      --------------------        By:  --------------------------------
                                               Richard Golob, Director

   Date:      --------------------        By:  --------------------------------
                                               Jay Matulich, Director

   Date:      --------------------        By:  --------------------------------
                                               William Philipbar, Director

   Date:      --------------------        By:  --------------------------------
                                               DAniel J. Shannon, Director

   Date:      --------------------        By:  --------------------------------
                                               Dr. Barry Simmons, Director

   Date:      --------------------        By:  --------------------------------
                                               Bill G. Taylor, Director

                      LICENSE AND SERVICES AGREEMENT
                      ------------------------------


                                  LICENSE and SERVICES
                                  AGREEMENT

                                  between

                                  BIOSAFE INTERNATIONAL INC.,
                                  having an office and place of business at 10
                                  Fawcett Street,  Cambridge, MA  02138
                                  (`BioSafe," which reference shall be deemed, in the context of this agreement, with the exception of section 6.2 Hereof) to include Biosafe International Inc. and its direct and indirect subsidiaries, collectively,

                                  and

                                  SCOTSAFE LIMITED, a company
                                  incorporated under the Companies Acts with registered number SC0146908 and having its registered office at 4 Fitzroy Place, Glasgow, G37RH ("ScotSafe")


           WHEREAS, BioSafe is the owner of certain intellectual property rights, including but not limited to certain patent rights, unpatented technology, trade secrets, and proprietary and other know-how relating to the disposal of infectious medical waste by means of a process incorporating continuous flow augur technology; and

           WHEREAS, ScotSafe wishes to obtain a license to use the continuous flow auger technology solely for the purpose of constructing and operating a continuous flow auger at the Sites (as hereinafter defined); and

           WHEREAS, BioSafe and ScotSafe desire that BioSafe license the continuous flow auger technology to ScotSafe and provide ScotSafe with certain engineering services in consideration for which ScotSafe will pay royalties and consulting fees as set forth herein.

           THEREFORE, IT IS AGREED as follows:

SECTION 1. DEFINITIONS

                     In this Agreement words importing the singular shall include the plural unless otherwise required by the context. In addition, the following terms shall have the meanings as defined herein:

                     "Agreement" shall mean this Agreement and any modification, alteration, addition or deletion hereto made in writing and after the date of execution of this Agreement.

                     "Applicable Environmental Laws" shall mean any provisions, statutory or otherwise, of United Kingdom, international or local law in the jurisdiction where the CFA Unit (as hereinafter defined) is located and the regulations thereunder and any other United Kingdom, international or local laws or regulations that govern:

                                          (a)       the existence, assessment,
                                                    cleanup or remedy of
                                                    contamination of any kind of
                                                    Hazardous Materials at, on
                                                    or under the Site (as
                                                    hereinafter defined);

                                          (b)       the protection of the
                                                    environment or of public
                                                    health or safety from a
                                                    release, spill, deposit or
                                                    otherwise emplaced
                                                    contamination of Hazardous
                                                    Materials;

                                          (c)       the control and containment
                                                    of Hazardous Materials;
                                 or

                                          (d)       the  use,  generation,
                                                    transport,  treatment,
                                                    storage, disposal,  removal,
                                                    containment  or recovery of
                                                    Hazardous Materials,
                                                    including, without
                                                    limitation, building
                                                    materials.

           Applicable Environmental Laws shall include all such environmental laws, provisions and regulations, statutory or otherwise, now existing or from time to time enacted during the term of this Agreement in respect of which ScotSafe notifies BioSafe promptly after enactment thereof and shall include without limitation or prejudice to the foregoing generality, the Environmental Protection Act of 1990, the Control of Pollution Act of 1974, the Control of Pollution (Special Waste) Regulations of 1980 the Sewerage (Scotland) Act 1968, such provisions of the Environment Act of 1995 as may be in force during the term of this Agreement, and EC Directives, Regulations and Conventions (to the extent such laws are applicable to the Sites).

                     "CFA" shall mean the continuous flow auger developed by BioSafe and conforming to the description contained in Schedule A attached hereto.

                     "CFA Technology" shall mean all of the intellectual property rights including, but not limited to, patent rights, unpatented technology, trade secrets and proprietary or other know-how which BioSafe now owns, or which it may own, which directly relate to (a) the continuous flow auger technology covered by the Patents (as hereinafter defined), and (b) all trade secrets, know-how, and other proprietary and confidential information possessed by BioSafe directly relating to the use of the CFA in the disposal of clinical infectious waste ("CIW").

                     "CFA Units" shall mean continuous flow augers installed at the Sites which embody the CFA Technology.

                     "CIW" shall mean Clinical Infectious Waste, excluding Hazardous Material, human and animal tissue, chemotherapeutic and radioactive waste.

                     "Hazardous Material" shall mean any substance which as of the date of this Agreement shall be identified as "hazardous" or "toxic" or otherwise regulated under Applicable Environmental Laws or which has been or shall be determined at any time by any agency or court to be a hazardous or toxic substance under Applicable Environmental Laws. The term "Hazardous Material" shall also include, without limitation, raw materials, building components, the products of any manufacturing or other activities on the properties, wastes, petroleum, and source, special nuclear or by-product material.

                     "Facilities" shall mean the processing facilities operated by ScotSafe located at the Sites and incorporating the CFA Unit.

                     "Medical Waste" shall mean medical waste as defined under laws and regulations applicable to the Sites and shall include any modifications of such term as used from time to time in such laws and regulations.

                     "Patents" shall mean the patents throughout the world covering the continuous flow auger technology developed by BioSafe, including without limitation U.S. Patent No. 5,277,136, captioned "Processing Facility for Disposing of Infectious Wastes."

                     "Sites" shall mean the sites at which the CFA Units will operate, the respective location of which are set forth on Schedule B attached hereto.

                     "Territory" shall mean the British Isles.




SECTION 2. LICENSE OF CFA TECHNOLOGY

           2.1 License of CFA Technology. In consideration for the Royalties (as hereinafter defined in Section 5.1 hereof) to be paid by ScotSafe to BioSafe hereunder, BioSafe hereby grants an exclusive license to ScotSafe in respect of the Territory, under and relative to the Patents, to make and have made, and to use, the CFA Technology solely in the construction and operation of the CFA Units at the Sites. ScotSafe shall have no right to sublicense the CFA

Technology. ScotSafe may call on the CFA Technology and BioSafe's services elsewhere in Europe on terms to be mutually agreed by BioSafe and ScotSafe.

           2.2 Term of License. The term of the license granted pursuant to Sections 2.1 hereof for the CFA Technology which is protected by the Patents shall be for the duration of the Patents, plus any renewals permitted by law. The term of the license for the CFA Technology which is not protected by the Patents shall be the term of this Agreement.

           2.3 Proprietary Rights. All proprietary rights in and to the CFA Technology, including, without limitation, all rights with respect to patents, copyrights and trademarks, including, without limitation, the "BioSafe" mark, and rights under the trade secret laws of any jurisdiction, shall be and remain the sole property of BioSafe. ScotSafe shall have no right, title or interest therein except as expressly provided herein. ScotSafe agrees to display all appropriate notices of any patent registration or application of which it is given notice by BioSafe, in accordance with BioSafe's reasonable instructions as to the content of such notices, and shall promptly notify BioSafe of any infringement of BioSafe's proprietary rights of which it has knowledge.

           2.4 Substitute Technology. BioSafe in consultation with ScotSafe shall have the right to substitute other proprietary technologies of BioSafe in place of the CFA Technology in the event that BioSafe determines that such other technologies are preferable and can be provided on a cost-effective basis, in which event all references herein to "CFA" or the "CFA Technology" or the "CFA Unit" shall be deemed to refer to such substitute technology.

           2.5 Developments by ScotSafe. In the event that ScotSafe shall develop any improvements to the CFA Technology or any other patented or unpatented technology for processing medical waste during the term of this Agreement, either alone or jointly with BioSafe, ScotSafe shall promptly disclose such improvements or new technology to BioSafe. All rights in any such improvements or new technology developed by ScotSafe shall be the property of BioSafe and shall be deemed for all purposes of this Agreement to constitute a part of the CFA Technology. ScotSafe hereby assigns to BioSafe all of its rights in any such improvements or new technology, and shall execute any documents or instruments required to confirm such assignment. In the event that BioSafe shall decide to seek patent protection for any such improvements or new technology, ScotSafe shall cooperate, at BioSafe's expense, in BioSafe's efforts in seeking such patent protection, and in connection therewith shall execute, and cause its employees to execute, any patent applications, assignments, or other documents required in connection therewith.

SECTION 3. SERVICES

           3.1 Purchase and Delivery of the CFA Unit. ScotSafe shall have responsibility for arranging the manufacture, purchase and delivery of the CFA Unit and the shipping of the CFA Unit to the Site; provided that BioSafe will co-operate fully with ScotSafe in arranging, at ScotSafe's expense, for such manufacture, as well as all necessary insurance, shipping instructions, insurance, import licenses, permits, and other necessary documents for the shipment and delivery of the CFA Units to the Sites.

           3.2 BioSafe Services. ScotSafe shall retain BioSafe to provide the services listed in subsections (a) through (c) below, for which services BioSafe will be paid Consulting Fees as set forth in Section 5.2 hereof:

                     (a) BioSafe shall have responsibility for overseeing and managing the installation and commissioning of the CFA Units at the Sites, including:

                                  (i)   planning and design of each Facility,
                                        including CFA, recycling, sharps
                                        programme, and residue disposal;

                                  (ii)  equipment specification and procurement;

                                  (iii) installation and acceptance testing (as
                                        further described in Section 4 hereof),
                                        provided that BioSafe will have approval authority on all vendor equipment and contractors associated with the installation of each CFA Unit;

                                  (iv)  testing for required permits and
                                        approvals; and

                                  (v)   the provision of written materials and
                                        protocols for the operation of each CFA
                                        Unit.

           BioSafe acknowledges and understands that during the course of this Agreement ScotSafe may want to assume responsibility for some of the services provided by BioSafe under this Section 3.2(a); therefore, BioSafe agrees to negotiate in good faith with ScotSafe with respect to any reasonable reduction in the services provided by BioSafe hereunder.

                     (b) BioSafe shall provide reasonable operations training and technical support for the employees of ScotSafe required for operation of the CFA Units at the Sites as deemed necessary by both parties. This training and technical support may involve reasonable travel by BioSafe personnel, at ScotSafe's expense, to the office of ScotSafe and to the Sites.

                     (c) BioSafe will provide assistance to ScotSafe in preparing, submitting, negotiating and all other similar actions relating to any patent applications, patent renewal applications, applications to register trademarks and any and all other similar governmental filings which ScotSafe may be required to make during the term of this Agreement in the United Kingdom in order to protect ScotSafe's interest in the CFA Technology. ScotSafe will provide similar assistance to BioSafe to protect BioSafe's interest in the CFA Technology.

           3.3 ScotSafe Responsibilities. ScotSafe, at its expense, will be responsible for developing each Site, including without limitation:

                     (a) preparing the structure at each Site to house the CFA Unit at that Site in accordance with requirements specified by BioSafe;

                     (b) providing water, power and gas utilities at each Site sufficient to operate the CFA Unit at that Site in accordance with requirements specified by BioSafe;

                     (c) obtaining all required licenses and permits to install and operate the CFA Unit at each Site subject to such CFA Unit satisfying the Acceptance Tests; and

                     (d) providing CIW and any other test and maintenance materials as required by BioSafe in a timely manner and in adequate amounts to conduct process testing and the Acceptance Tests.

           3.4 Initiation Notice. ScotSafe shall provide written notification to BioSafe upon the initiation of any purchase order or contractual agreement or understanding relating to the design, fabrication or installation of each CFA Unit, with the exception of the first two CFA Units commissioned hereunder (such notification referred to herein as an "Initiation Notice").

SECTION 4. ACCEPTANCE OF CFA UNITS

           4.1 Acceptance Tests. The acceptance test standards for evaluation of the CFA Units at the Sites are set forth on Schedule C attached hereto (collectively, the "Acceptance Tests").

           4.2 Completion of Acceptance Tests. No later than one month after the installation of the CFA Unit at each Site has been completed in accordance with BioSafe's specifications, the Acceptance Tests shall commence. Acceptance Testing will be conducted under the joint supervision of BioSafe and ScotSafe. ScotSafe will be responsible for determining the local codes and regulations that must be satisfied, and provide copies of all relevant requirements to BioSafe prior to commencing installation of the CFA Unit at each Site. The results of all testing completed by outside contractors and consultants will be transmitted simultaneously to BioSafe and ScotSafe. Upon completion of the Acceptance Tests, BioSafe shall submit to ScotSafe a report which summarizes commissioning and acceptance testing activities, including the results of the Acceptance Tests ("the Acceptance Test Results"). The date of the ScotSafe's receipt of the Acceptance Test Results shall be deemed the Acceptance Date unless, within fourteen (14) days of receipt, ScotSafe delivers to BioSafe written notification detailing each acceptance standard which ScotSafe asserts has not been satisfied. BioSafe shall make such modifications and repeat tests with the co-operation of ScotSafe as necessary to satisfy the Acceptance Tests. In the event that the CFA Unit does not satisfy the agreed Acceptance Tests within six (6) months from BioSafe's delivery of a certificate of mechanical completion of the installation of the CFA Unit at each Site, BioSafe will use its reasonable efforts to correct the deficiency within such period of time as is mutually agreed between ScotSafe and BioSafe, and if this is not possible then BioSafe will cooperate with, and provide to ScotSafe appropriate assistance to remedy such deficiency, subject to the limitations on BioSafe liability contained in Section 8.2 hereof.

           4.3 Disputes Regarding Acceptance. In the event that there is a disagreement regarding whether a particular CFA Unit has satisfied the Acceptance Tests, the matter shall be referred for final settlement to an independent third party acting as an expert and not as an arbiter, nominated jointly by BioSafe and ScotSafe. Failing such joint nomination, an independent third party shall be nominated on the application of either party by the then current Secretary of the Association of Consulting Engineers, London. The decision of such third party shall be final and binding on BioSafe and ScotSafe.

SECTION 5. ROYALTIES AND CONSULTING FEES

           5.1 Royalties. In consideration of the license granted by BioSafe herein, ScotSafe shall pay BioSafe royalties for each CFA Unit in the amounts set forth in Schedule D attached hereto (the "Royalties"). The Royalties shall be payable in twenty-four equal monthly payments, until paid in full, on the following terms. The first Royalty payment for each of the first two (2) CFA Units shall be due on the date Acceptance Tests for such CFA Unit has commenced in accordance with Section 4.2 hereof, and subsequent Royalty payments shall be due monthly thereafter. The first Royalty payment for each additional CFA Unit shall be due upon, and enclosed with, delivery to BioSafe of an Initiation Notice (as defined in Section 3.4 hereof) with respect to each such CFA Unit, and subsequent Royalty payments for each such CFA Unit shall be due monthly thereafter.

           5.2 Consulting Fees. ScotSafe shall pay BioSafe compensation for the services rendered by BioSafe to ScotSafe under Sections 3.2 and 4.2 or otherwise. Payment shall be on a time-and-materials basis, for which purpose the services of BioSafe personnel will be charged at reasonable hourly rates no higher than the rates then customarily charged by BioSafe for such personnel or personnel of comparable skills and experience. Rates for BioSafe personnel as of the date of execution of this Agreement are set forth in Schedule E attached hereto, provided, however, that BioSafe reserves the right to change these rates at any time. BioSafe shall submit invoices for such services and any related disbursements reimbursable under Section 5.3 hereof on a regular basis, and ScotSafe shall pay all charges reflected on such invoices within thirty (30) days after presentation.

           5.3 Expenses. ScotSafe will reimburse BioSafe for reasonable expenses incurred by BioSafe in the performance of its obligations hereunder, including, without limitation, coach-class air travel, lodging and meals, when these expenses are supported by receipts.

           5.4 Currency. Royalties and Consulting Fees payable hereunder shall be paid in U.S. dollars, and any conversion from foreign currencies shall be calculated at the exchange rates prevailing on the last day of the month in which such Royalties or Consulting Fees accrue.

           5.5 Interest. Any amounts not paid when due hereunder shall accrue interest at a rate per annum equal to two percent (2%) over the Prime Rate quoted from time to time in the Wall Street Journal.

SECTION 6. TERM; TERMINATION

           6.1 Term of the Agreement. This Agreement shall commence on the last date of execution of this Agreement and shall expire on 30 November, 2020, except as earlier terminated in accordance with the terms of this Agreement, or by mutual agreement of the parties hereto.

           6.2       Termination.

                     (a) BioSafe may terminate this Agreement in the event ScotSafe fails to pay any amount owed to BioSafe hereunder when due, which failure has not been cured within thirty (30) days.

                     (b) Either party may terminate this Agreement in the event of a material breach of this Agreement, which breach has not been cured within thirty (30) days of receipt of written notice thereof.

                     (c) ScotSafe may terminate this Agreement immediately by written notice to BioSafe upon the occurrence of (i) the adjudication of BioSafe bankruptcy or insolvency of BioSafe International, Inc. pursuant to the provisions of any United States federal or state bankruptcy or insolvency act,
(ii) the appointment of a receiver or trustee of all, or substantially all, of the property or assets of BioSafe, (iii) the filing of a petition by, or of an involuntary petition against, BioSafe under the provisions of any federal or state bankruptcy or insolvency act, (iv) the making by BioSafe of an assignment for the benefit of creditors or (v) the dissolution of BioSafe. BioSafe shall have the same rights to terminate in the event ScotSafe shall suffer any of the occurrences listed in clauses (i) - (v) above under applicable United Kingdom bankruptcy or insolvency laws. Upon termination of this Agreement for any reason ScotSafe shall cease all use and exploitation of the CFA Technology, and each party shall return to the other any and all documents or other materials containing Confidential Information of the other (as defined herein).

           6.3 Survival of Obligations. Upon any termination of this Agreement, all rights and obligations of the parties under this Agreement shall cease except for (a) ScotSafe's obligations to make any payment which was due and payable on or prior to the date of termination, (b) the parties' obligations of confidentiality under Section 7 of this Agreement, and (c) the obligations of the parties under this Section 6.3.

SECTION 7. CONFIDENTIALITY

           7.1       General.

                     (a) Both parties shall maintain in strictest confidence and shall cause their directors, officers, employees, agents, counsel and representatives to maintain in strictest confidence, all proprietary and confidential information and materials (whether or not patentable), including, without limitation, equipment, processes, methods, data, software, reports, know-how, sources of supply, customer lists, patent positions and business plans which are communicated to, learned of, developed or otherwise acquired by any party pursuant to this Agreement and any other information designated by the disclosing party as confidential or proprietary in relation to the subject matter of this Agreement, which information is provided by one party to the other either directly or indirectly ("Confidential Information").

                     (b) ScotSafe will ensure that any agents of ScotSafe who have access to the CFA Technology execute a confidentiality and proprietary information agreement in a form reasonably acceptable to BioSafe and ScotSafe, which agreement shall require such agent to perform the obligations required to be performed by ScotSafe in Section 2.5 hereof.

           7.2 Exceptions. Confidential Information shall not include any information that (i) becomes known to the general public without the fault or breach (including simple negligence) of the receiving party; or (ii) was already known to or by the recipient as evidenced by prior written documents in its possession; or (iii) is disclosed to the recipient by a third party who is not in default of any confidentiality obligations to the disclosing party hereunder; or (iv) is developed by or on behalf of the receiving party, without reliance on confidential information received hereunder. Each party shall be entitled, in addition to any other right or remedy it may have, at law or in equity, to an injunction, without the posting of any bond or other security, enjoining or restraining the other party from any violation or threatened violation of this Section.

           7.3 Employees. ScotSafe agrees that if any of its directors, officers, key employees or other employees, who could reasonably be expected to possess Confidential Information the disclosure of which could be harmful to

BioSafe's interest, shall leave the employment of ScotSafe, then ScotSafe will use reasonable efforts to obtain from such departing person an agreement not to disclose to any third party at any time such Confidential Information in such person's possession, and to cause such person to deliver to ScotSafe and not take with him or retain, any such Confidential Information, and to provide written certification to ScotSafe that all such materials have been so delivered to ScotSafe prior to departure from employment.

           7.4       Survival.  The obligations of the parties under this
Section 7 shall survive any termination of this Agreement for any reason.


SECTION 8. RISK; INDEMNIFICATION

           8.1 Disclaimer of Warranties. EXCEPT AS EXPRESSLY SET FORTH HEREIN, BIOSAFE DISCLAIMS ALL WARRANTIES, EXPRESS OR IMPLIED, INCLUDING, WITHOUT LIMITATION ANY WARRANTIES AS TO THE SUITABILITY OR MERCHANTABILITY OR FITNESS FOR ANY PARTICULAR PURPOSE OF THE CFA TECHNOLOGY, THE CFA UNIT OR ANY SERVICES FURNISHED HEREUNDER. NEITHER BIOSAFE, NOR ITS EMPLOYEES, AGENTS OR SUBCONTRACTORS SHALL BE LIABLE FOR ANY LOST OR ANTICIPATED PROFITS, OR ANY INCIDENTAL, INDIRECT EXEMPLARY, SPECIAL OR CONSEQUENTIAL DAMAGES, LOSS BY REASON OF PLANT OR FACILITY SHUT DOWN OR NON-OPERATION; INCREASED EXPENSE OF OPERATION OF ANY FACILITY OR EQUIPMENT; DAMAGE OR INJURY TO THE ENVIRONMENT (INCLUDING WITHOUT LIMITATION, POLLUTION, ECOLOGY AND LIKE MATTERS); OR ANY OTHER SPECIAL OR CONSEQUENTIAL LOSS OR DAMAGE, WHETHER ARISING IN CONTRACT, TORT OR OTHERWISE, REGARDLESS OF WHETHER BIOSAFE WAS ADVISED OF THE POSSIBILITY OF SUCH DAMAGES.

           8.2 Defects. In the event the CFA Unit fails to meet specifications due to a defect in materials or workmanship of a CFA Unit, BioSafe shall cooperate with the manufacturer of such CFA Unit in order to rectify such defects, for which cooperation ScotSafe shall pay BioSafe Consulting Fees as described in Section 5.2 hereof. In the event that a CFA Unit fails to meet specifications due to a defect in the CFA Technology, BioSafe's liability hereunder shall be limited to, at BioSafe's sole option (after discussion with ScotSafe), repair of such defects or refund of the Royalties paid to BioSafe hereunder with respect to such CFA Unit.

           8.3 Loss or Damage. Each party agrees to indemnify and defend the other and hold them harmless from and against any claims for personal injury or property damage arising out of the negligence or misconduct of the employees or agents of such party; provided however, that neither party shall be responsible for indirect, special or consequential damages.

            8.4 Infringement. BioSafe represents and warrants that, to the best knowledge and belief of BioSafe, the CFA Technology does not infringe upon any valid patent of any third party in the United States and the United Kingdom, and BioSafe is not aware of any claim by any third party that such infringement exists. BioSafe agrees to defend, at its own expense, and to pay all costs and damages awarded against ScotSafe based on, any and all claims by third parties arising from actual or alleged infringement by the CFA Technology of any such patent if it is shown that BioSafe knew of such infringement or possible claim of infringement; provided that BioSafe's obligation to pay such costs and damages under this Section 8.4 shall not apply to the extent that such actual or alleged infringement arises out of modifications to the CFA Technology made by ScotSafe; and provided that BioSafe's obligation to pay such costs and damages shall be subject to and limited by the following provisions of this Section 8.4. In the event that ScotSafe receives a claim or notice of a claim that is or may be subject to indemnification hereunder, ScotSafe shall (i) give BioSafe prompt written notice of such claim or notice of claim, (ii) cooperation with BioSafe at BioSafe's expense in every reasonable manner in the defense of such claim, and (iii) permit BioSafe to assume and control the defense thereof at BioSafe's cost and expense, provided that ScotSafe shall have the right, at its option and at its expense, to participate in the defense of such claim through counsel of its own choosing. If infringement is held to exist, or if a finding of infringement is likely, BioSafe may, at its option, revise the infringing material so as to make it non-infringing, or arrange to procure for ScotSafe the right to continue using the infringing material to the extent permitted by this Agreement.

           8.5 Indemnification by ScotSafe. ScotSafe agrees to indemnify and defend BioSafe and hold it harmless from and against any claims arising out of the activities of ScotSafe or its employees or agents under the license conferred hereby, including without limitation, any such claims alleging loss or damage arising from the use of the CFA Technology or the construction or operation by ScotSafe of any or all of the CFA Units.

           8.6 Indemnification by BioSafe. BioSafe agrees to indemnify and defend ScotSafe and hold it harmless from and against any claims arising out of the activities of BioSafe or its employees or agents under the license conferred hereby, including without limitation any such claims alleging loss or damage arising from the services as set out herein provided by BioSafe in respect of any or all of the CFA Units.

SECTION 9. GOVERNING LAW

           9.1 Governing Law. This Agreement shall be governed by and construed in accordance with the law of Scotland. In the event that there is a dispute under this Agreement (with the exception of disputes arising under Section 4.3 hereof), the parties hereto shall submit to binding arbitration at the International Court of Arbitration at Paris, France or otherwise to such arbitral or judicial proceeding, governed by the law of Scotland, as the parties may mutually agree.


SECTION 10.  MISCELLANEOUS

           10.1 Force Majeure. For the purposes of this Agreement, Force Majeure Event means any circumstances beyond the control of either party to this Agreement (including without limitation acts of war or civil unrest, strikes, lockouts or other industrial action, storm, explosion, Act of God, accident or prohibitive government regulations) provided, however, the parties shall make diligent good faith efforts to perform their respective obligations hereunder. If due to any Force Majeure Event either party is unable to a material extent to fulfill its obligations under this Agreement the party so unable shall not be liable to the other for any delay or non-performance.

           10.2 Notices. Any notice or other communication to be given or served hereunder shall be sufficiently given or serviced if it is delivered to the party to whom such notice was addressed personally or if sent by first class mail, postage prepaid, or if sent by telex or facsimile transmission to that party at the address stated below:

           If to BioSafe:

                                                         Richard H. Rosen, Ph.D.
                                          BioSafe International, Inc.
                                          10 Fawcett Street
                                          Cambridge, MA 02138

           with copies to:     Jeffrie Bettinger
                                          BioSafe International, Inc.
                                          10 Fawcett Street
                                          Cambridge, MA 02138

                                          Thomas P. Storer, P.C.
                                          Goodwin, Procter & Hoar
                                          Exchange Place
                                          Boston, MA 02109-2881

           If to ScotSafe:
                                          ScotSafe Limited
                                          4 Fitzroy Place
                                          Glasgow, G3 7RH
           with copies to:

                                          John (known as Ian) Reynolds
                                          14 Argyll Gardens, Larkhall,
                                          Strathclyde ML 9 2EN

                                          George Bonnar Weir
                                          6 Kirkdene Crescent, Newton Mearns,
                                          Glasgow, G77 5RP

                                          Kevin Sweeney
                                          McGrigor Donald, Solicitors
                                          Pacific House
                                          70 Wellington Street
                                          Glasgow, G2 6SB

or at such other address which the recipient most recently has notified the other for the purpose of this Section. Any document sent by first class mail shall be deemed to be received ten (10) days after the same shall have been sent. Any notice sent by telex or facsimile shall be deemed given when received, answer back confirmed.

           10.3 Assignment. The rights and liabilities conferred by this Agreement are personal to the parties hereto and may not be assigned or transferred to any other party hereto without the prior consent in writing of the other party; except that either party may assign its rights and obligations hereunder to any of its direct or indirect subsidiaries or to a corporation or other entity which may acquire all or substantially all of the assets or business of that party, provided that in such event the assigning party shall not be relieved of its obligations hereunder.

           10.4 Effect of Waiver. No delay or omission or any party in exercising any right, power, privilege or remedy in respect of this Agreement shall impair such right, power, privileged or remedy or be construed as a waiver thereof nor shall any single or partial exercise of such right, power, privileged or remedy preclude any further exercise of any right, power, privilege or remedy. The rights, powers, privileges and remedies herein provided are cumulative and not exclusive of any rights, powers, privileges or remedies provided by law.

           10.5 Amendments. This Agreement may only be amended or supplemented by a writing that refers expressly to this Agreement and that is signed by both of the parties.

           10.6 Severability. If at any time any of the provisions of this Agreement is or becomes invalid, illegal or unenforceable in any respect under the law of any jurisdiction, neither the validity, legality or enforceability of the remaining provisions nor the validity, legality or enforceability of such provision under the law of any other jurisdiction shall in any way be affected or impaired thereby.

           10.7 Entire Agreement. This Agreement constitutes the entire agreement between the parties with respect to the matters dealt with herein and supersedes any previous agreement between the parties hereto in relation to such matters. Each of the parties acknowledges that in entering into this Agreement, it has not relied on any representation or warranty save as expressly set out herein or in any document referred to herein. No variation of this Agreement shall be valid or effective unless made by one or more instruments in writing and signed by such of the parties which would be affected by such variation.

           10.8 Costs and Attorneys' Fees. Each party will pay its own costs and attorneys' fees incident to this Agreement and the transaction contemplated hereby (except as may be specifically provided for herein) whether or not this transaction shall be consummated.

           10.9 Public Announcements. Neither of the parties hereto shall issue any press release or otherwise publicize this Agreement or the transactions contemplated herein without the approval of the other party, which approval shall not be unreasonably withheld. ScotSafe recognizes that BioSafe is a public company subject to disclosure requirements under applicable law. The approval of a specific press release or other form of publicity shall not constitute approval of subsequent press releases or publicity.

           10.10 No Joint Venture. The parties acknowledge and agree that each is an independent contractor and not an agent, joint venturer or partner of the other party. This Agreement shall not be construed as constituting either party as a partner of the other party or


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK] to create a joint venture or any other form of legal association that would impose liability upon one party of the act or failure to act of the other party or as providing either party with the right, power or authority (express or implied) to create any duty or obligation on behalf of the other party.

SUBSCRIBED for and on behalf of

BIOSAFE at ______________________________

on_______________________________________

by_______________________________________
being a Director/the Secretary/or an
Authorized Signatory of BioSafe in
the presence of:

Witness___________________________
Name_____________________________
Address___________________________
Occupation_________________________

SUBSCRIBED for and on behalf of

SCOTSAFE at______________________

on________________________________

by________________________________
being Director/the Secretary/or an
Authorized Signatory of SCOTSAFE in
the presence of:

Witness__________________________
Name___________________________
Address_________________________
Occupation_______________________

                                   Schedule A

                               CFA COMPONENT LIST



Dryers
Shredders
Oil Heater
Computer Control
Condenser/Cooling Tower
Air Filtration
Auxiliary Conveyors
Control and Monitoring Systems and other minor components

                                   Schedule B

                              Location of the Site

Location of the Site: Newcastle, England and other sites in the Territory to be determined by mutual agreement of ScotSafe and BioSafe.

                                   Schedule C

                            Acceptance Test Standards


           The Acceptance Test Standards for the CFA Units are as follows:

           1.  Description of Microbiological Efficacy Test.  The
Microbiological Efficacy Test will be determined by mutual agreement of BioSafe and ScotSafe.

           2. Other Acceptance Test Standards. Other acceptance standards include those standards required to satisfy the applicable local authorities at each Site with respect to:

                               (i)        environmental health;

                               (ii)       health and safety;

                                          (iii)     the suitability of the CFA
                                          Unit at the Site for use in treating
                                          and disposing CIW;

                                          (iv)      any aspects of planning to
                                          the extent that they are dependent on
                                          sub-clauses (i) and (ii) above;

                                          (v)       the waste residue generated
                                          by the CFA Unit at the Site being
                                          microbiologically accepted for
                                          landfill; and

                                          (vi) such other standards as are
                                          mutually agreed to by BioSafe and
                                          ScotSafe in writing (collectively
                                          "the Acceptance Tests").

                                   Schedule D

                                   Royalties

$400 x 1,500 pounds per hour = $600,000 in respect of the first CFA Unit and, thereafter, in respect of each additional CFA Unit as follows:

           CFA Unit 2$200      x          1,500 pounds per hour = $300,000
           CFA Unit 3$300      x          1,500 pounds per hour = $450,000
           CFA Unit 4$150      x          1,500 pounds per hour = $225,000
           CFA Unit 5$50       x          1,500 pounds per hour = $75,000
           CFA Unit 6$50       x          1,500 pounds per hour = $75,000
           CFA Unit 7$50       x          1,500 pounds per hour = $75,000
           CFA Unit 8$50       x          1,500 pounds per hour = $75,000
           CFA Unit 9$50       x          1,500 pounds per hour = $75,000

Each CFA Units installed in the Territory after the ninth CFA Unit shall be subject to a royalty of $50 per pound per hour of actual nameplate capacity for such CFA Unit.

It is understood that the 1,500 pounds per hour figure is a warranted minimum capacity, and that it is the intention of BioSafe that each Facility will be constructed to achieve a targeted maximum of 3,000 pounds per hour under ideal conditions.

                                   Schedule E

                         Current BioSafe Personnel Rates


           Category/Title                                           Daily Rate

President                                                              $2097
Director of Process Technology                                          $932
Senior Engineer                                                         $700
Engineer                                                                $526
Engineering Associate                                                   $468
Process Technician                                                      $351


Rates shown above are in U.S. Dollars and are typical billing rates for CY 1996 subject to change based on actual personnel and inflation. BioSafe will charge the actual rate for personnel engaged in the work at our then current multiplier for overheads. The daily rate includes all overheads and fees including profit at 15%. All expenses incurred in the conduct of the work including travel, lodging and meals, are billed as direct costs.



241836.c5

                LICENSE AND SERVICES AGREEMENT - EUROPEAN LICENSE


                                  LICENSE and SERVICES
                                  AGREEMENT - EUROPEAN LICENSE

                                  between

                                  BIOSAFE INTERNATIONAL INC.,
                                  having an office and place of business at 10
                                  Fawcett Street,  Cambridge, MA  02138
                                  (`BioSafe," which reference shall be deemed, in the context of this agreement, with the exception of section 6.2 Hereof) to include Biosafe International Inc. and its direct and indirect subsidiaries, collectively,

                                  and

                                  SCOTSAFE LIMITED, a company
                                  incorporated under the Companies Acts with registered number SC0146908 and having its registered office at 4 Fitzroy Place, Glasgow, G37RH ("ScotSafe")





           WHEREAS, BioSafe is the owner of certain intellectual property rights, including but not limited to certain patent rights, unpatented technology, trade secrets, and proprietary and other know-how relating to the disposal of infectious medical waste by means of a process incorporating continuous flow augur technology; and

           WHEREAS, ScotSafe wishes to obtain a license to use the continuous flow auger technology solely for the purpose of constructing and operating a continuous flow auger at the Sites (as hereinafter defined); and

           WHEREAS, BioSafe and ScotSafe desire that BioSafe license the continuous flow auger technology to ScotSafe and provide ScotSafe with certain engineering services in consideration for which ScotSafe will pay royalties and consulting fees as set forth herein.

           THEREFORE, IT IS AGREED as follows:

SECTION 1. DEFINITIONS

                     In this Agreement words importing the singular shall include the plural unless otherwise required by the context and a reference to a Schedule with an alphabetic designation shall be a reference to the Schedule bearing that alphabetic designation annexed hereto. In addition, the following terms shall have the meanings as defined herein:

                     "Agreement" shall mean this Agreement and any modification, alteration, addition or deletion hereto made in writing and after the date of execution of this Agreement.

                     "Applicable Environmental Laws" shall mean any provisions, statutory or otherwise, of international, national or local law in the jurisdiction where the CFA Unit (as hereinafter defined) islocated and the regulations thereunder and any other international, national or local laws or regulations that govern:

                                (a) the existence, assessment, cleanup or remedy of contamination of any kind of Hazardous Materials at, on or under the Site
                                (as hereinafter defined);

                                (b) the protection of the environment or of public health or safety from a release, spill, deposit or otherwise emplaced contamination of Hazardous Materials;

                                (c)       the control and containment of
                                Hazardous Materials;
                           or

                                (d) the  use,  generation,  transport,
                                treatment, storage, disposal, removal,
                                containment or recovery of Hazardous Materials, including, without limitation, building materials.

           Applicable Environmental Laws shall include all such environmental laws, provisions and regulations, statutory or otherwise, now existing or from time to time enacted during the term of this Agreement in respect of which ScotSafe notifies BioSafe promptly after enactment thereof.

                     "CFA" shall mean the continuous flow auger developed by BioSafe and conforming to the description contained in Schedule A attached hereto.

                     "CFA Technology" shall mean all of the intellectual property rights including, but not limited to, patent rights, unpatented technology, trade secrets and proprietary or other know-how which BioSafe now owns, or which it may own, which directly relate to (a) the continuous flow auger technology covered by the Patents (as hereinafter defined), and (b) all trade secrets, know-how, and other proprietary and confidential information possessed by BioSafe directly relating to the use of the CFA in the disposal of clinical infectious waste ("CIW).

                     "CFA Units" shall mean continuous flow augers installed at the Sites which embody the CFA Technology.

                     "CIW" shall mean Clinical Infectious Waste, excluding Hazardous Material, human and animal tissue, chemotherapeutic and radioactive waste.

                     "Hazardous Material" shall mean any substance which as of the date of this Agreement shall be identified as "hazardous" or "toxic" or otherwise regulated under Applicable Environmental Laws or which has been or shall be determined at any time by any agency or court to be a hazardous or toxic substance under Applicable Environmental Laws. The term "Hazardous Material" shall also include, without limitation, raw materials, building components, the products of any manufacturing or other activities on the properties, wastes, petroleum, and source, special nuclear or by-product material.

                     "Facilities" shall mean the processing facilities operated by ScotSafe located at the Sites and incorporating the CFA Unit.

                     "Medical Waste" shall mean medical waste as defined under laws and regulations applicable to the Sites and shall include any modifications of such term as used from time to time in such laws and regulations.

                     "Patents" shall mean the patents throughout the world covering the continuous flow auger technology developed by BioSafe, including without limitation U.S. Patent No. 5,277,136, captioned "Processing Facility for Disposing of Infectious Wastes."

                     "Sites" shall mean the sites at which the CFA Units will operate, the respective location of which are set forth on Schedule B attached hereto.

                     "Territory" shall mean Austria, Belgium, Denmark, Finland, France, Germany, Italy, the Netherlands, Norway, Portugal, Spain, Sweden and Switzerland.

SECTION 2. LICENSE OF CFA TECHNOLOGY

           2.1 License of CFA Technology. In consideration for the Royalties (as hereinafter defined in Section 5.1 hereof) to be paid by ScotSafe to BioSafe hereunder, BioSafe hereby grants an exclusive (subject to Section 5.1 hereof) license to ScotSafe in respect of the Territory, under and relative to the Patents, to make and have made, and to use, the CFA Technology solely in the construction and operation of the CFA Units at the Sites. ScotSafe shall have no right to subcontract or to sublicense the CFA Technology without the express prior written approval of BioSafe, which approval BioSafe may withhold in its sole discretion. In the event that BioSafe grants to ScotSafe the right to subcontract or to sublicense the CFA Technology, such sublicense shall be on terms to be mutually agreed on by BioSafe and ScotSafe.

           2.2 Term of License. The term of the license granted pursuant to
Section 2.1 hereof for the CFA Technology which is protected by the Patents shall be for the duration of the Patents, plus any renewals permitted by law. The term of the license for the CFA Technology which is not protected by the Patents shall be the term of this Agreement.

           2.3 Proprietary Rights. All proprietary rights in and to the CFA Technology, including, without limitation, all rights with respect to patents, copyrights and trademarks, including, without limitation, the "BioSafe" mark, and rights under the trade secret laws of any jurisdiction, shall be and remain the sole property of BioSafe. ScotSafe shall have no right, title or interest therein except as expressly provided herein. ScotSafe agrees to display all appropriate notices of any patent registration or application of which it is given notice by BioSafe, in accordance with BioSafe's reasonable instructions as to the content of such notices, and shall promptly notify BioSafe of any infringement of BioSafe's proprietary rights of which it has knowledge.

           2.4 Substitute Technology. BioSafe in consultation with ScotSafe shall have the right to substitute other proprietary technologies of BioSafe in place of the CFA Technology in the event that BioSafe determines that such other technologies are preferable and can be provided on a cost-effective basis, in which event all references herein to "CFA" or the "CFA Technology" or the "CFA Unit" shall be deemed to refer to such substitute technology.

           2.5 Developments by ScotSafe. In the event that ScotSafe shall develop any improvements to the CFA Technology or any other patented or unpatented technology for processing medical waste during the term of this Agreement, either alone or jointly with BioSafe, ScotSafe shall promptly disclose such improvements or new technology to BioSafe. All rights in any such improvements or new technology developed by ScotSafe shall be the property of BioSafe and shall be deemed for all purposes of this Agreement to constitute a part of the CFA Technology. ScotSafe hereby assigns to BioSafe all of its rights in any such improvements or new technology, and shall execute any documents or instruments required to confirm such assignment. In the event that BioSafe shall decide to seek patent protection for any such improvements or new technology, ScotSafe shall cooperate, at BioSafe's expense, in BioSafe's efforts in seeking such patent protection, and in connection therewith shall execute, and cause its employees to execute, any patent applications, assignments, or other documents required in connection therewith.

SECTION 3. SERVICES

           3.1 Purchase and Delivery of the CFA Unit. ScotSafe shall have responsibility for arranging the manufacture, purchase and delivery of the CFA Unit and the shipping of the CFA Unit to the Site; provided that BioSafe will co-operate fully with ScotSafe in arranging, at ScotSafe's expense, for such manufacture, as well as all necessary insurance, shipping instructions, insurance, import licenses, permits, and other necessary documents for the shipment and delivery of the CFA Units to the Sites.

           3.2 BioSafe Services. ScotSafe shall retain BioSafe to provide the services listed in subsections (a) through (c) below, for which services BioSafe will be paid Consulting Fees as set forth in Section 5.2 hereof:

                     (a) BioSafe shall have responsibility for overseeing and managing the installation and commissioning of the CFA Units at the Sites, including:

                                (i) planning and design of each Facility, including CFA, recycling, sharps programme, and residue disposal;

                                (ii)    equipment specification and procurement;

                                (iii)   installation and acceptance testing
                                        (as further described in Section 4
                                        hereof), provided that BioSafe will have approval authority on all vendor equipment and contractors associated with the installation of each CFA Unit;

                                (iv)    testing for required permits and
                                        approvals; and

                                (v) the provision of written materials and protocols for the operation of each CFA Unit.

           BioSafe acknowledges and understands that during the course of this Agreement ScotSafe may want to assume responsibility for some of the services provided by BioSafe under this Section 3.2(a); therefore, BioSafe agrees to negotiate in good faith with ScotSafe with respect to any reasonable reduction in the services provided by BioSafe hereunder.

                    (b) BioSafe shall provide reasonable operations training and technical support for the employees of ScotSafe required for operation of the CFA Units at the Sites as deemed necessary by both parties. This training and technical support may involve reasonable travel by BioSafe personnel, at ScotSafe's expense, to the office of ScotSafe and to the Sites.

                     (c) BioSafe will provide assistance to ScotSafe in preparing, submitting, negotiating and all other similar actions relating to any patent applications, patent renewal applications, applications to register trademarks and any and all other similar governmental filings which ScotSafe may be required to make during the term of this Agreement in order to protect ScotSafe's interest in the CFA Technology. ScotSafe will provide similar assistance to BioSafe to protect BioSafe's interest in the CFA Technology.

           3.3 ScotSafe Responsibilities. ScotSafe, at its expense, will be responsible for developing each Site, including without limitation:

                     (a) preparing the structure at each Site to house the CFA Unit at that Site in accordance with requirements specified by BioSafe;

                     (b) providing water, power and gas utilities at each Site sufficient to operate the CFA Unit at that Site in accordance with requirements specified by BioSafe;

                     (c) obtaining all required licenses and permits to install and operate the CFA Unit at each Site subject to such CFA Unit satisfying the Acceptance Tests; and

                     (d) providing CIW and any other test and maintenance materials as required by BioSafe in a timely manner and in adequate amounts to conduct process testing and the Acceptance Tests.

           3.4 Initiation Notice. ScotSafe shall provide written notification to BioSafe upon the initiation of any purchase order or contractual agreement or understanding relating to the design, fabrication or installation of each CFA Unit (such notification referred to herein as an "Initiation Notice").

SECTION 4. ACCEPTANCE OF CFA UNITS

           4.1 Acceptance Tests. The acceptance test standards for evaluation of the CFA Units at the Sites are set forth on Schedule C attached hereto (collectively, the "Acceptance Tests").

           4.2 Completion of Acceptance Tests. No later than one month after the installation of the CFA Unit at each Site has been completed in accordance with BioSafe's specifications, the Acceptance Tests shall commence. Acceptance Testing will be conducted under the joint supervision of BioSafe and ScotSafe.

ScotSafe will be responsible for determining the local codes and regulations that must be satisfied, and provide copies of all relevant requirements to BioSafe prior to commencing installation of the CFA Unit at each Site. The results of all testing completed by outside contractors and consultants will be transmitted simultaneously to BioSafe and ScotSafe. Upon completion of the Acceptance Tests, BioSafe shall submit to ScotSafe a report which summarizes commissioning and acceptance testing activities, including the results of the Acceptance Tests ("the Acceptance Test Results"). The date of the ScotSafe's receipt of the Acceptance Test Results shall be deemed the Acceptance Date unless, within fourteen (14) days of receipt, ScotSafe delivers to BioSafe written notification detailing each acceptance standard which ScotSafe asserts has not been satisfied. BioSafe shall make such modifications and repeat tests with the co-operation of ScotSafe as necessary to satisfy the Acceptance Tests. In the event that the CFA Unit does not satisfy the agreed Acceptance Tests within six (6) months from BioSafe's delivery of a certificate of mechanical completion of the installation of the CFA Unit at each Site, BioSafe will use its reasonable efforts to correct the deficiency within such period of time as is mutually agreed between ScotSafe and BioSafe, and if this is not possible then BioSafe will cooperate with, and provide to ScotSafe appropriate assistance to remedy such deficiency, subject to the limitations on BioSafe liability contained in Section 8.2 hereof.

           4.3 Disputes Regarding Acceptance. In the event that there is a disagreement regarding whether a particular CFA Unit has satisfied the Acceptance Tests, the matter shall be referred for final settlement to an independent third party acting as an expert and not as an arbiter, nominated jointly by BioSafe and ScotSafe. Failing such joint nomination, an independent third party shall be nominated on the application of either party by the then current Secretary of the Association of Consulting Engineers, London. The decision of such third party shall be final and binding on BioSafe and ScotSafe.

SECTION 5. ROYALTIES AND CONSULTING FEES

           5.1 Royalties. In consideration of the license granted by BioSafe herein, ScotSafe shall pay BioSafe royalties for each CFA Unit in the amounts and in the manner set forth in Schedule D attached hereto (the "Royalties"). The license from BioSafe to ScotSafe shall be exclusive to ScotSafe within the Territory provided that ScotSafe pays to BioSafe the minimum Royalties in the amounts and in the manner set forth in Schedule D attached hereto (the "Minimum Royalties"). In the event that ScotSafe does not pay to BioSafe the Minimum Royalties for each calendar year during which they are required to be paid, ScotSafe shall perform one of the following within ten (10) days following the end of such calendar year:

           (a) pay to BioSafe a single cash payment in an amount equal to the shortfall in the Minimum Royalty amount for such calendar year;

           (b) notify BioSafe in writing of ScotSafe's election to conver the license granted under Section 2.1 hereof to a non-exclusive license within the Territory; or

           (c) notify BioSafe in writing of ScotSafe's election to terminate this Agreement.

If ScotSafe elects to convert the license granted in Section 2.1 hereof to a non-exclusive license within the Territory in accordance with Section 5.1(b) above, BioSafe shall have the right to terminate this Agreement upon 12 months prior written notice to ScotSafe. If BioSafe does not receive the Minimum Royalty shortfall payment described in Section 5.1(a) above or either of the notices described in Section 5.1(b) and (c) above, within ten (10) days following the end of the calendar year for which such Minimum Royalties apply, BioSafe shall have the right to terminate this Agreement upon ten (10) days written notice to ScotSafe.


           5.2 Consulting Fees. ScotSafe shall pay BioSafe compensation for the services rendered by BioSafe to ScotSafe under Sections 3.2 and 4.2 or otherwise. Payment shall be on a time-and-materials basis, for which purpose the services of BioSafe personnel will be charged at reasonable hourly rates no higher than the rates then customarily charged by BioSafe for such personnel or personnel of comparable skills and experience. Rates for BioSafe personnel as of the date of execution of this Agreement are set forth in Schedule E attached hereto, provided, however, that BioSafe reserves the right to change these rates at any time. BioSafe shall submit invoices for such services and any related disbursements reimbursable under Section 5.3 hereof on a regular basis, and ScotSafe shall pay all charges reflected on such invoices within thirty (30) days after presentation.

           5.3 Expenses. ScotSafe will reimburse BioSafe for reasonable expenses incurred by BioSafe in the performance of its obligations hereunder, including, without limitation, coach-class air travel, lodging and meals, when these expenses are supported by receipts.

           5.4 Currency. Royalties and Consulting Fees payable hereunder shall be paid in U.S. dollars, and any conversion from foreign currencies shall be calculated at the exchange rates prevailing on the last day of the month in which such Royalties or Consulting Fees accrue.

           5.5 Interest. Any amounts not paid when due hereunder shall accrue interest at a rate per annum equal to two percent (2%) over the Prime Rate quoted from time to time in the Wall Street Journal.

SECTION 6. TERM; TERMINATION

           6.1 Term of the Agreement. This Agreement shall commence on the last date of execution of this Agreement and shall expire on 30 November, 2020, except as earlier terminated in accordance with the terms of this Agreement, or by mutual agreement of the parties hereto.

           6.2       Termination.

                     (a) BioSafe may terminate this Agreement in the event ScotSafe fails to pay any amount owed to BioSafe hereunder when due, including without limitation the minimum Royalties set forthon Schedule D attached hereto, which failure has not been cured within thirty (30) days.

                     (b) Either party may terminate this Agreement in the event of a material breach of this Agreement, which breach has not been cured within thirty (30) days of receipt of written notice thereof.

                     (c) ScotSafe may terminate this Agreement immediately by written notice to BioSafe upon the occurrence of (i) the adjudication of BioSafe bankruptcy or insolvency of BioSafe International,Inc. pursuant to the provisions of any United States federal or state bankruptcy or insolvency act,
(ii) the appointment of a receiver or trustee of all, or substantially all, of the property or assets of BioSafe, (iii) the filing of a petition by, or of an involuntary petition against, BioSafe under the provisions of any federal or state bankruptcy or insolvency act, (iv) the making by BioSafe of an assignment for the benefit of creditors or (v) the dissolution of BioSafe. BioSafe shall have the same rights to terminate in the event ScotSafe shall suffer any of the occurrences listed in clauses (i) - (v) above under applicable United Kingdom bankruptcy or insolvency laws. Upon termination of this Agreement for any reason ScotSafe shall cease all use and exploitation of the CFA Technology, and each party shall return to the other any and all documents or other materials containing Confidential Information of the other (as defined herein).


           6.3 Survival of Obligations. Upon any termination of this Agreement, all rights and obligations of the parties under this Agreement shall cease except for (a) ScotSafe's obligations to make any payment which was due and payable on or prior to the date of termination, (b) the parties' obligations of confidentiality under Section 7 of this Agreement, and (c) the obligations of the parties under this Section 6.3.

SECTION 7. CONFIDENTIALITY

           7.1       General.

                     (a) Both parties shall maintain in strictest confidence and shall cause their directors, officers, employees, agents, counsel and representatives to maintain in strictest confidence, all proprietary and confidential information and materials (whether or not patentable), including, without limitation, equipment, processes, methods, data, software, reports, know-how, sources of supply, customer lists, patent positions and business plans which are communicated to, learned of, developed or otherwise acquired by any party pursuant to this Agreement and any other informationdesignated by the disclosing party as confidential or proprietary in relation to the subject matter of this Agreement, which information is provided by one party to the other either directly or indirectly ("Confidential Information").

                     (b) ScotSafe will ensure that any agents or subcontractors of ScotSafe or sublicensees (approved under Section 2.1 hereof) who have access to the CFA Technology execute a confidentiality and proprietary information agreement in a form reasonably acceptable to BioSafe and ScotSafe, which agreement shall require such agent, subcontractor or approved sublicensee to perform the obligations required to be performed by ScotSafe in Section 2.5 hereof.

           7.2 Exceptions. Confidential Information shall not include any information that (i) becomes known to the general public without the fault or breach (including simple negligence) of the receiving party; or (ii) was already known to or by the recipient as evidenced by prior written documents in its possession; or (iii) is disclosed to the recipient by a third party who is not in default of any confidentiality obligations to the disclosing party hereunder; or (iv) is developed by or on behalf of the receiving party, without reliance on confidential information received hereunder. Each party shall be entitled, in addition to any other right or remedy it may have, at law or in equity, to an injunction, without the posting of any bond or other security, enjoining or restraining the other party from any violation or threatened violation of this Section.

           7.3 Employees. ScotSafe agrees that if any of its directors, officers, key employees or other employees, who could reasonably be expected to possess Confidential Information the disclosure of which could be harmful to BioSafe's interest, shall leave the employment of ScotSafe, then ScotSafe will use reasonable efforts to obtain from such departing person an agreement not to disclose to any third party at any time such Confidential Information in such person's possession, and to cause such person to deliver to ScotSafe and not take with him or retain, any such Confidential Information, and to provide written certification to ScotSafe that all such materials have been so delivered to ScotSafe prior to departure from employment.

           7.4       Survival.  The obligations of the parties under this
Section 7 shall survive any termination of this Agreement for any reason.

SECTION 8. RISK; INDEMNIFICATION

           8.1 Disclaimer of Warranties. EXCEPT AS EXPRESSLY SET FORTH HEREIN, BIOSAFE DISCLAIMS ALL WARRANTIES, EXPRESS OR IMPLIED, INCLUDING, WITHOUT LIMITATION ANY WARRANTIES AS TO THE SUITABILITY OR MERCHANTABILITY OR FITNESS FOR ANY PARTICULAR PURPOSE OF THE CFA TECHNOLOGY, THE CFA UNIT OR ANY SERVICES FURNISHED HEREUNDER. NEITHER BIOSAFE, NOR ITS EMPLOYEES, AGENTS OR SUBCONTRACTORS SHALL BE LIABLE FOR ANY LOST OR ANTICIPATED PROFITS, OR ANY INCIDENTAL, INDIRECT EXEMPLARY, SPECIAL OR CONSEQUENTIAL DAMAGES, LOSS BY REASON OF PLANT OR FACILITY SHUT DOWN OR NON-OPERATION; INCREASED EXPENSE OF OPERATION OF ANY FACILITY OR EQUIPMENT; DAMAGE OR INJURY TO THE ENVIRONMENT (INCLUDING WITHOUT LIMITATION, POLLUTION, ECOLOGY AND LIKE MATTERS); OR ANY OTHER SPECIAL OR CONSEQUENTIAL LOSS OR DAMAGE, WHETHER ARISING IN CONTRACT, TORT OR OTHERWISE, REGARDLESS OF WHETHER BIOSAFE WAS ADVISED OF THE POSSIBILITY OF SUCH DAMAGES.

           8.2 Defects. In the event the CFA Unit fails to meet specifications due to a defect in materials or workmanship of a CFA Unit, BioSafe shall cooperate with the manufacturer of such CFA Unit in order to rectify such defects, for which cooperation ScotSafe shall pay BioSafe Consulting Fees as described in Section 5.2 hereof. In the event that a CFA Unit fails to meet specifications due to a defect in the CFA Technology, BioSafe's liability hereunder shall be limited to, at BioSafe's sole option (after discussion with ScotSafe), repair of such defects or refund of the Royalties paid to BioSafe hereunder with respect to such CFA Unit.

           8.3 Loss or Damage. Each party agrees to indemnify and defend the other and hold them harmless from and against any claims for personal injury or property damage arising out of the negligence or misconduct of the employees or agents of such party; provided however, that neither party shall be responsible for indirect, special or consequential damages.

           8.4 Infringement. BioSafe represents and warrants that, to the best knowledge and belief of BioSafe, the CFA Technology does not infringe upon any valid patent of any third party in the United States and in the Territory, and BioSafe is not aware of any claim by any third party that such infringement exists. BioSafe agrees to defend, at its own expense, and to pay all costs and damages awarded against ScotSafe based on, any and all claims by third parties arising from actual or alleged infringement by the CFA Technology of any such patent if it is shown that BioSafe knew of such infringement or possible claim of infringement; provided that BioSafe's obligation to pay such costs and damages under this Section 8.4 shall not apply to the extent that such actual or alleged infringement arises out of modifications to the CFA Technology made by ScotSafe; and provided that BioSafe's obligation to pay such costs and damages shall be subject to and limited by the following provisions of this Section 8.4.

In the event that ScotSafe receives a claim or notice of a claim that is or may be subject to indemnification hereunder, ScotSafe shall (i) give BioSafe prompt written notice of such claim or notice of claim, (ii) cooperation with BioSafe at BioSafe's expense in every reasonable manner in the defense of such claim, and (iii) permit BioSafe to assume and control the defense thereof at BioSafe's cost and expense, provided that ScotSafe shall have the right, at its option and at its expense, to participate in the defense of such claim through counsel of its own choosing. If infringement is held to exist, or if a finding of infringement is likely, BioSafe may, at its option, revise the infringing material so as to make it non-infringing, or arrange to procure for ScotSafe the right to continue using the infringing material to the extent permitted by this Agreement.

           8.5 Indemnification by ScotSafe. ScotSafe agrees to indemnify and defend BioSafe and hold it harmless from and against any claims arising out of the activities of ScotSafe or its employees or agents under the license conferred hereby, including without limitation, any such claims alleging loss or damage arising from the use of the CFA Technology or the construction or operation by ScotSafe of any or all of the CFA Units.

           8.6 Indemnification by BioSafe. BioSafe agrees to indemnify and defend ScotSafe and hold it harmless from and against any claims arising out of the activities of BioSafe or its employees or agents under the license conferred hereby, including without limitation any such claims alleging loss or damage arising from the services as set out herein provided by BioSafe in respect of any or all of the CFA Units.

SECTION 9. GOVERNING LAW

           9.1 Governing Law. This Agreement shall be governed by and construed in accordance with the law of Scotland. In the event that there is a dispute under this Agreement (with the exception of disputes arising under Section 4.3 hereof), the parties hereto shall submit to binding arbitration at the International Court of Arbitration at Paris, France or otherwise to such arbitral or judicial proceeding, governed by the law of Scotland, as the parties may mutually agree.



SECTION 10.  MISCELLANEOUS

           10.1 Force Majeure. For the purposes of this Agreement, Force Majeure Event means any circumstances beyond the control of either party to this Agreement (including without limitation acts of war or civil unrest, strikes, lockouts or other industrial action, storm, explosion, Act of God, accident or prohibitive government regulations) provided, however, the parties shall make diligent good faith efforts to perform their respective obligations hereunder. If due to any Force Majeure Event either party is unable to a material extent to fulfill its obligations under this Agreement the party so unable shall not be liable to the other for any delay or non-performance.

           10.2 Notices. Any notice or other communication to be given or served hereunder shall be sufficiently given or serviced if it is delivered to the party to whom such notice was addressed personally or if sent by first class mail, postage prepaid, or if sent by telex or facsimile transmission to that party at the address stated below:

           If to BioSafe:

                                                             Philip W. Strauss
                                          BioSafe International, Inc.
                                          10 Fawcett Street
                                          Cambridge, MA 02138

           with copies to:     Jeffrie Bettinger
                                          BioSafe International, Inc.
                                          10 Fawcett Street
                                          Cambridge, MA 02138

                                          Thomas P. Storer, P.C.
                                          Goodwin, Procter & Hoar
                                          Exchange Place
                                          Boston, MA 02109-2881

           If to ScotSafe:
                                          ScotSafe Limited
                                          4 Fitzroy Place
                                          Glasgow, G3 7RH

           with copies to:

                                          John (known as Ian) Reynolds
                                          14 Argyll Gardens, Larkhall,
                                          Strathclyde ML 9 2EN

                                          George Bonnar Weir
                                          6 Kirkdene Crescent, Newton Mearns,
                                          Glasgow, G77 5RP

                                          Kevin Sweeney
                                          McGrigor Donald, Solicitors
                                          Pacific House
                                          70 Wellington Street
                                          Glasgow, G2 6SB

or at such other address which the recipient most recently has notified the other for the purpose of this Section. Any document sent by first class mail shall be deemed to be received ten (10) days after the same shall have been sent. Any notice sent by telex or facsimile shall be deemed given when received, answer back confirmed.

           10.3 Assignment. The rights and liabilities conferred by this Agreement are personal to the parties hereto and may not be assigned or transferred to any other party hereto without the prior consent in writing of the other party; except that either party may assign its rights and obligations hereunder to any of its direct or indirect subsidiaries or to a corporation or other entity which may acquire all or substantially all of the assets or business of that party, provided that in such event the assigning party shall not be relieved of its obligations hereunder.

           10.4 Effect of Waiver. No delay or omission or any party in exercising any right, power, privilege or remedy in respect of this Agreement shall impair such right, power, privileged or remedy or be construed as a waiver thereof nor shall any single or partial exercise of such right, power, privileged or remedy preclude any further exercise of any right, power, privilege or remedy. The rights, powers, privileges and remedies herein provided are cumulative and not exclusive of any rights, powers, privileges or remedies provided by law.

           10.5 Amendments. This Agreement may only be amended or supplemented by a writing that refers expressly to this Agreement and that is signed by both of the parties.

           10.6 Severability. If at any time any of the provisions of this Agreement is or becomes invalid, illegal or unenforceable in any respect under the law of any jurisdiction, neither the validity, legality or enforceability of the remaining provisions nor the validity, legality or enforceability of such provision under the law of any other jurisdiction shall in any way be affected or impaired thereby.

           10.7 Entire Agreement. This Agreement constitutes the entire agreement between the parties with respect to the matters dealt with herein and supersedes any previous agreement between the parties hereto in relation to such matters. Each of the parties acknowledges that in entering into this Agreement, it has not relied on any representation or warranty save as expressly set out herein or in any document referred to herein. No variation of this Agreement shall be valid or effective unless made by one or more instruments in writing and signed by such of the parties which would be affected by such variation.

           10.8 Costs and Attorneys' Fees. Each party will pay its own costs and attorneys' fees incident to this Agreement and the transaction contemplated hereby (except as may be specifically provided for herein) whether or not this transaction shall be consummated.

           10.9 Public Announcements. Neither of the parties hereto shall issue any press release or otherwise publicize this Agreement or the transactions contemplated herein without the approval of the other party, which approval shall not be unreasonably withheld. ScotSafe recognizes that BioSafe is a public company subject to disclosure requirements under applicable law. The approval of a specific press release or other form of publicity shall not constitute approval of subsequent press releases or publicity.

           10.10 No Joint Venture. The parties acknowledge and agree that each is an independent contractor and not an agent, joint venturer or partner of the other party. This Agreement shall not be construed as constituting either party as a partner of the other party or


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK] to create a joint venture or any other form of legal association that would impose liability upon one party of the act or failure to act of the other party or as providing either party with the right, power or authority (express or implied) to create any duty or obligation on behalf of the other party.

SUBSCRIBED for and on behalf of

BIOSAFE at ______________________________

on_______________________________________

by_______________________________________
being a Director/the Secretary/or an
Authorized Signatory of BioSafe in
the presence of:

Witness___________________________
Name_____________________________
Address___________________________
Occupation_________________________

SUBSCRIBED for and on behalf of

SCOTSAFE at______________________

on________________________________

by________________________________
being Director/the Secretary/or an
Authorized Signatory of SCOTSAFE in
the presence of:

Witness__________________________
Name___________________________
Address_________________________
Occupation_______________________

                                       This Schedule A and the following four
                                       Schedules (Schedules B to E inclusive)
                                       are the Schedules referred to in the
                                       foregoing Agreement between BioSafe
                                       International, Inc. and ScotSafe Limited

                                       Schedule A

                                   CFA COMPONENT LIST




Dryers
Shredders
Oil Heater
Computer Control
Condenser/Cooling Tower
Air Filtration
Auxiliary Conveyors
Control and Monitoring Systems and other minor components

                                   Schedule B

                              Location of the Site

Location of the Site: To be determined by mutual agreement of ScotSafe and BioSafe.

                                   Schedule C

                            Acceptance Test Standards


         The Acceptance Test Standards for the CFA Units are as follows:

         1. Description of Microbiological Efficacy Test. The Microbiological Efficacy Test will be determined by mutual agreement of BioSafe and ScotSafe.

         2. Other Acceptance Test Standards. Other acceptance standards include those standards required to satisfy the applicable local authorities at each Site with respect to:

                               (i)        environmental health;

                               (ii)       health and safety;

                                         (iii)     the suitability of the CFA
                                         Unit at the Site for use in treating
                                         and disposing CIW;

                                         (iv)      any aspects of planning to
                                         the extent that they are dependent on
                                         sub-clauses (i) and (ii) above;

                                         (v)       the waste residue generated
                                         by the CFA Unit at the Site being
                                         microbiologically accepted for
                                         landfill; and

                                         (vi) such other standards as are
                                         mutually agreed to by BioSafe and
                                         ScotSafe in writing (collectively
                                         "the Acceptance Tests").

                                   Schedule D

                                    Royalties

             The first installment of the Royalty payment for each CFA Unit shall be due upon the commencement of the Acceptance Tests for such CFA Unit, as described in Section 4.2 hereof. The amounts of the Royalty payments shall be determined in accordance with the number of installations of CFA Units per country within the Territory as set forth below. The Royalty payments described below refer to and are repeated for each country within the Territory.

For each country in the Territory:

           $200,000 for the first CFA Unit in that country, payable in twenty-four equal consecutive monthly payments.

           $200,000 each for the second and third CFA Units in that country, payable in twelve equal consecutive monthly installments.

           $100,000 for each subsequent CFA Unit in that country, payable in twelve equal consecutive monthly installments.



                                Minimum Royalties



             Calendar Year*                         Minimum Royalty
                 1998                                  $100,000
                 1999                                  $300,000
                 2000                                  $400,000






*A Minimum Royalty will not be in effect for calendar years after the year 2000.

                                   Schedule E

                         Current BioSafe Personnel Rates



           Category/Title                                  Daily Rate

President                                                     $2097
Director of Process Technology                                 $932
Senior Engineer                                                $700
Engineer                                                       $526
Engineering Associate                                          $468
Process Technician                                             $351


Rates shown above are in U.S. Dollars and are typical billing rates for CY 1996 subject to change based on actual personnel and inflation. BioSafe will charge the actual rate for personnel engaged in the work at our then current multiplier for overheads. The daily rate includes all overheads and fees including profit at 15%. All expenses incurred in the conduct of the work including travel, lodging and meals, are billed as direct costs.







325855.c5

                                    AGREEMENT


           This Agreement, made and entered into as of the 8th day of May, 1996 ("Agreement"), by and between BioSafe International, Inc., a Nevada corporation ("Company"), and William B. Philipbar ("Indemnitee"):

           WHEREAS, highly competent persons justifiably are reluctant to serve publicly-held corporations as directors unless they are provided with adequate protection through insurance and adequate indemnification against inordinate risks of claims and actions against them arising out of their service to and activities on behalf of the corporation; and

           WHEREAS, the Board of Directors of the Company (the "Board") has determined that, in order to attract and retain qualified individuals, the Company will attempt to maintain on an ongoing basis, at its sole expense, directors and officers liability insurance to protect persons serving the Company and its subsidiaries from certain liabilities. Although the furnishing of such insurance has been a customary and widespread practice among United States-based corporations and other business enterprises, the Company believes that, given current market conditions and trends, such insurance may be available to it in the future only at higher premiums and with more exclusions. At the same time, directors, officers, and other persons in service to corporations and other business enterprises are frequently subjected to expensive and time-consuming litigation relating to, among other things, matters that traditionally would have been brought only against the corporation or business enterprise itself; and

           WHEREAS, directors and officers liability insurance, even when in effect, is not always sufficient in and of itself to provide adequate indemnification to directors and officers; and

           WHEREAS, the expense and burden of defending against claims made against directors and officers may be so prohibitive as to render it practically impossible or unfairly burdensome for directors and officers to wholly or even partially fund the defense of such claims even if the director or officer is wholly innocent of any wrongdoing and acted properly and prudently in his or her service to and activities on behalf of the corporation, thereby making mandatory advancement of expenses in such litigation an essential element of indemnification; and

           WHEREAS, highly competent persons justifiably are reluctant to serve as directors and officers without assurance that adequate indemnification, including advancement of expenses, will continue to be available in the event of a change in control of the corporation; and

           WHEREAS, the uncertainties relating to such insurance and to indemnification have increased the difficulty of attracting and retaining qualified persons; and

           WHEREAS, the Board has determined that the increased difficulty in attracting and retaining qualified persons is detrimental to the best interests of the Company's stockholders and the Company should act to assure such qualified persons that there will be increased certainty of protection in the future; and

           WHEREAS, the Company's Articles of Incorporation, as amended, (the "Articles") permit the Company to indemnify its directors to the fullest extent permitted by law and to make other indemnification arrangements and agreements; and

           WHEREAS, the Company desires to provide Indemnitee with specific contractual assurance of Indemnitee's rights to indemnification against litigation risks and expenses (regardless, among other things, of any amendment to or revocation of the Company's Articles or by-laws or any change in the ownership of the Company or the composition of the Board), which indemnification is intended to supplement that which is afforded by the Company's Articles and by-laws and, to the extent insurance is available, the coverage of Indemnitee under the Company's directors and officers liability insurance policy; and

           WHEREAS, it is reasonable, prudent and necessary for the Company to obligate itself contractually to indemnify its directors to the fullest extent permitted by applicable law so that they will serve or continue to serve the Company free from undue concern that they will not be so indemnified; and

           WHEREAS, Indemnitee is willing to serve, to continue to serve and to take on additional service for or on behalf of the Company on the condition that Indemnitee be so indemnified;

           NOW, THEREFORE, in consideration of the premises and the covenants contained herein, the Company and Indemnitee do hereby covenant and agree as follows:

           Section 1. Services by Indemnitee. In consideration of the Company's covenants and commitments hereunder, Indemnitee agrees to serve or to continue to serve as a director of the Company. Notwithstanding the foregoing, this Agreement shall not impose any obligation on Indemnitee or the Company to continue Indemnitee's service to the Company beyond any period otherwise required by law or by other agreements or commitments of the parties, if any. The foregoing notwithstanding, this Agreement shall continue in force after Indemnitee has ceased to serve as a director of the Company.

           Section 2. Indemnification - General. The Company shall advance Expenses (as hereinafter defined) to and indemnify Indemnitee as provided in this Agreement and (subject to the provisions of this Agreement) to the fullest extent permitted by applicable law in effect on the Effective Date (as hereinafter defined) and to such greater extent as applicable law may thereafter from time to time permit. In the event that a change in applicable law after the Effective Date permits such broader indemnification, this Agreement shall be deemed to be amended to such extent.
           Section 3. Proceedings Other Than Proceedings by or in the Right of the Company. Indemnitee shall be entitled to the rights of indemnification provided in this Section 3 if, by reason of Indemnitee's Corporate Status (as hereinafter defined), Indemnitee is, or is threatened to be made, a party to or participant in any threatened, pending or completed Proceeding (as hereinafter defined), other than a Proceeding by or in the right of the Company. Pursuant to this Section 3, Indemnitee shall be indemnified against Expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection with such Proceeding or any claim, issue or matter therein, if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal Proceeding, had no reasonable cause to believe Indemnitee's conduct was unlawful.

           Section 4. Proceedings by or in the Right of the Company. Indemnitee shall be entitled to the rights of indemnification provided in this Section 4 if, by reason of Indemnitee's Corporate Status, Indemnitee is, or is threatened to be made, a party to or participant in any threatened, pending or completed Proceeding brought by or in the right of the Company to procure a judgment in its favor. Pursuant to this Section 4, Indemnitee shall be indemnified against Expenses and amounts paid in settlement actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection with such Proceeding if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in or not opposed to the best interests of the Company. Notwithstanding the foregoing, no indemnification shall be made against such Expenses in respect of any claim, issue or matter in such Proceeding as to which Indemnitee shall have been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to the Company or against amounts paid in settlement to the Company, if applicable law prohibits such indemnification; provided, however, that, if applicable law so permits, indemnification against Expenses and/or amounts paid in settlement to the Company shall nevertheless be made by the Company in such event if and only to the extent that the court in which such Proceeding was brought or any other court of competent jurisdiction determines upon application such indemnification is proper.

           Section 5. Indemnification for Expenses of a Party Who is Wholly or Partly Successful. Notwithstanding any other provision of this Agreement, to the extent that Indemnitee is successful, on the merits or otherwise, in (a) defending any Proceeding brought against Indemnitee by reason of Indemnitee's Corporate Status or (b) prosecuting any Proceeding described in the second sentence of Section 14 hereof, Indemnitee shall be indemnified against all Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection therewith. If Indemnitee is not wholly successful in any such Proceeding but is successful, on the merits or otherwise, as to one or more but less than all claims, issues or matters in any such Proceeding, the Company shall indemnify Indemnitee against all Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection with each successfully resolved claim, issue or matter. For purposes of this Section 5 and without limitation, the termination of any claim, issue or matter in such a Proceeding by dismissal, with or without prejudice, shall be deemed to be a successful result as to such claim, issue or matter.
           Section 6. Indemnification for Expenses of a Witness. Notwithstanding any other provision of this Agreement, to the extent that Indemnitee is, by reason of Indemnitee's Corporate Status, a witness in any Proceeding, Indemnitee shall be indemnified against all Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection therewith.

           Section 7. Advancement of Expenses. The Company shall advance all reasonable Expenses incurred by or on behalf of Indemnitee in connection with any Proceeding in which Indemnitee is involved by reason of Indemnitee's Corporate Status within ten days after the receipt by the Company of a statement or statements from Indemnitee requesting such advance or advances from time to time, whether prior to or after final disposition of such Proceeding. Such statement or statements shall reasonably evidence the Expenses incurred by Indemnitee and shall include or be preceded or accompanied by an undertaking by or on behalf of Indemnitee to repay any Expenses so advanced if it is ultimately determined by a court of competent jurisdiction that Indemnitee is not entitled to be indemnified against such Expenses. Such undertaking shall be an unlimited general obligation of Indemnitee, shall be accepted by the Company without regard to the financial ability of Indemnitee to make repayment, and in no event shall be required to be secured.

           Section 8. Procedure for Determination of Entitlement to Indemnification.

                     a. To obtain indemnification under this Agreement, Indemnitee shall submit to the Company a written request, including therein or therewith such documentation and information as is reasonably available to Indemnitee and is reasonably necessary to determine whether and to what extent Indemnitee is entitled to indemnification. The Secretary of the Company shall, promptly upon receipt of such a request for indemnification, advise the Board in writing that Indemnitee has requested indemnification.

                     b. Upon written request by Indemnitee for indemnification pursuant to the first sentence of Section 8(a)above, a determination, if required by applicable law, with respect to Indemnitee's entitlement thereto shall be made in the specific case:

                     (i) if a Change in Control (as hereinafter defined) shall have occurred, by Independent Counsel (as hereinafter defined) in a written opinion to the Board, a copy of which shall be delivered to Indemnitee (unless Indemnitee shall request that such determination be made by a majority vote of the Disinterested Directors (as hereinafter defined) even though less than a quorum of the Board or by the stockholders, in which case by the person or persons or in the manner provided for in clause (ii) or (iii) of this Section 8(b));

                     (ii) if a Change of Control shall not have occurred or if Indemnitee shall make the request referred to in clause (i) above,
           (A) by a majority vote of the Disinterested Directors even though less than a quorum of the Board, or (B) if there are no such Disinterested Directors or if such Disinterested Directors so direct, by Independent Counsel in a written opinion to the Board, a copy of which shall be delivered to Indemnitee, or (C) by the stockholders of the Company; or

                     (iii)     as provided in Section 9(b) of this Agreement;

and, if it is so determined that Indemnitee is entitled to indemnification, payment to Indemnitee shall be made within ten (10) days after such determination. Indemnitee shall cooperate with the person, persons or entity making such determination with respect to Indemnitee's entitlement to indemnification, and shall provide to such person, persons or entity upon reasonable advance request any documentation or information which is not privileged or otherwise protected from disclosure and which is reasonably available to Indemnitee and reasonably necessary to such determination. Any Expenses incurred by Indemnitee in so cooperating with the person, persons or entity making such determination shall be borne by the Company (irrespective of the determination as to Indemnitee's entitlement to indemnification) and the Company hereby indemnifies and agrees to hold Indemnitee harmless therefrom.

                     c. In the event that, pursuant to Section 8(b) hereof, the determination of entitlement to indemnification is to be made by Independent Counsel, the Independent Counsel shall be selected as provided in this Section 8(c). If a Change of Control shall not have occurred, the Independent Counsel shall be selected by the Board, and the Company shall give written notice to Indemnitee advising Indemnitee of the identity of the Independent Counsel so selected. If a Change of Control shall have occurred, the Independent Counsel shall be selected by Indemnitee and Indemnitee shall give written notice to the Company advising it of the identity of the Independent Counsel so selected (unless Indemnitee shall request that such selection be made by the Board, in which event the preceding sentence shall apply). In either event, Indemnitee or the Company, as the case may be, may, within 7 days after such written notice of selection shall have been given, deliver to the Company or to Indemnitee, as the case may be, a written objection to such selection. Such objection may be asserted only on the ground that the Independent Counsel so selected does not meet the requirements of "Independent Counsel" as defined in Section 17 of this Agreement, and the objection shall set forth with particularity the factual basis of such assertion. If such written objection is made, the Independent Counsel so selected may not serve as Independent Counsel unless and until a court of competent jurisdiction has determined that such objection is without merit. If a determination of entitlement to indemnification is to be made by Independent Counsel and, 20 days after submission by Indemnitee of a written request for indemnification pursuant to Section 8(a) hereof, no Independent Counsel shall have been selected and not objected to, either the Company or Indemnitee may petition a court of competent jurisdiction for resolution of any objection which shall have been made by the Company or Indemnitee to the other's selection of Independent Counsel and/or for the appointment as Independent Counsel of a person selected by such court or by such other person as such court shall designate, and the person with respect to whom an objection is so resolved or the person so appointed shall act as Independent Counsel under Section 8(b) hereof. The Company shall pay any and all reasonable fees and expenses of Independent Counsel incurred by such Independent Counsel in connection with determining entitlement to indemnification pursuant to Section 8(b) hereof. In addition, the Company shall pay all reasonable Expenses incurred by Indemnitee in connection with the procedures of this Section 8(c) (regardless of the manner in which such Independent Counsel was selected or appointed and irrespective of the determination as to Indemnitee's entitlement to indemnification) and the Company hereby indemnifies and agrees to hold Indemnitee harmless therefrom. Upon the due commencement of any judicial proceeding or arbitration pursuant to Section 10(a)(iii) of this Agreement, Independent Counsel shall be discharged and relieved of any further responsibility in such capacity (subject to the applicable standards of professional conduct then prevailing).

           Section 9.  Presumption and Effect of Certain Proceedings.

                     a. If a Change of Control shall have occurred, in making a determination with respect to entitlement to indemnification hereunder, the person or persons or entity making such determination shall presume that Indemnitee is entitled to indemnification under this Agreement if Indemnitee has submitted a request for indemnification in accordance with Section 8(a) of this Agreement, and the Company shall have the burden of proof to overcome that presumption in connection with the making by any person, persons or entity of any determination contrary to that presumption.

                     b. If the person, persons or entity empowered or selected under Section 8 of this Agreement to determine whether Indemnitee is entitled to indemnification shall not have made a determination within 60 days after receipt by the Company of Indemnitee's request therefor, the requisite determination of entitlement to indemnification shall be deemed to have been made and Indemnitee shall be entitled to such indemnification, absent (i) a misstatement by Indemnitee of a material fact, or an omission of a material fact necessary to make Indemnitee's statements not materially misleading, in connection with the request for indemnification, or (ii) a prohibition of such indemnification under applicable law; provided,however, that such 60-day period may be extended for a reasonable time, not to exceed an additional 30 days, if the person, persons or entity making the determination with respect to entitlement to indemnification in good faith requires such additional time for the obtaining or evaluating of documentation and/or information relating thereto and gives notice to Indemnitee thereof; and provided, further, that the foregoing provisions of this Section 9(b) shall not apply if (i) the determination of entitlement to indemnification is to be made by the stockholders pursuant to Section 8(b) of this Agreement and (A) within 15 days after receipt by the Company of the request for such determination the Board has resolved to submit such determination to the stockholders for their consideration at an annual meeting thereof to be held within 75 days after such receipt and such determination is made thereat, or (B) a special meeting of stockholders is called within 15 days after such receipt for the purpose of making such determination, such meeting is held for such purpose within 60 days after having been so called and such determination is made thereat, or (ii) the determination of entitlement to indemnification is to be made by Independent Counsel pursuant to Section 8(b) of this Agreement.

                     c. The termination of any Proceeding or of any claim, issue or matter therein, by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not (except as otherwise expressly provided in this Agreement) of itself adversely affect the right of Indemnitee to indemnification or create a presumption that Indemnitee did not act in good faith and in a manner which Indemnitee reasonably believed to be in or not opposed to the best interests of the Company or, with respect to any criminal Proceeding, that Indemnitee had reasonable cause to believe that Indemnitee's conduct was unlawful.

           Section 10.  Remedies of Indemnitee.

                     a.        In the event that:

                     (i) a determination is made pursuant to Section 8 of this Agreement that Indemnitee is not entitled to indemnification under this Agreement;

                     (ii) advancement of Expenses pursuant to Section 7 of this Agreement is not made on a timely basis;

                     (iii) a determination of entitlement to indemnification is to be made by Independent Counsel pursuant to Section 8(b) of this Agreement and such determination shall not have been made and delivered in a written opinion within 90 days after receipt by the Company of Indemnitee's request for indemnification;

                     (iv) payment of indemnification pursuant to Section 5,
           Section 6, the last sentence of Section 8(b) or the penultimate sentence of Section 8(c) is not made within ten (10) days after receipt by the Company of a written request therefor; or

                     (v) payment of indemnification pursuant to Section 3 or
           Section 4 of this Agreement is not made within ten (10) days after a determination has been made that Indemnitee is entitled to indemnification pursuant to Section 8 of this Agreement or such determination is deemed to have been made pursuant to Section 9(b) of this Agreement;

Indemnitee shall be entitled to an adjudication in a court of competent jurisdiction of Indemnitee's entitlement to such advancement of Expenses or indemnification. Alternatively, Indemnitee, at Indemnitee's option, may seek an award in arbitration to be conducted by a single arbitrator pursuant to the rules of the American Arbitration Association. Indemnitee shall commence such proceeding seeking an adjudication or an award in arbitration within 180 days following the date on which Indemnitee first has the right to commence such proceeding pursuant to this Section 10(a); provided, however, that the foregoing clause shall not apply in respect of a proceeding brought by Indemnitee to enforce Indemnitee's rights under Section 5 of this Agreement. The Company shall not oppose Indemnitee's right to seek any such adjudication or award in arbitration.
                     b. In the event that a determination shall have been made pursuant to Section 8 of this Agreement that Indemnitee is not entitled to indemnification, any judicial proceeding or arbitration commenced pursuant to this Section 10 shall be conducted in all respects as a de novo trial, or arbitration, on the merits and Indemnitee shall not be prejudiced by reason of that adverse determination. If a Change of Control shall have occurred, in any judicial proceeding or arbitration commenced pursuant to this Section 10, the Company shall have the burden of proving that Indemnitee is not entitled to advancement of Expenses or indemnification, as the case may be.

                     c. If a determination that Indemnitee is entitled to indemnification shall have been made or shall have been deemed to have been made pursuant to Section 8 or Section 9 of this Agreement, the Company shall be bound by such determination in any judicial proceeding or arbitration commenced pursuant to this Section 10, absent (i) a misstatement by Indemnitee of a material fact, or an omission of a material fact necessary to make Indemnitee's statements not materially misleading, in connection with the request for indemnification, or (ii) a prohibition of such indemnification under applicable law.



                     d. The Company shall be precluded from asserting in any judicial proceeding or arbitration commenced pursuant to this Section 10 that the procedures and presumptions of this Agreement are not valid, binding and enforceable and shall stipulate in any such court or before any such arbitrator that the Company is bound by all the provisions of this Agreement.

                     e.        In the event that Indemnitee, pursuant to this
Section 10, seeks a judicial adjudication of or an award in arbitration to enforce Indemnitee's rights under, or to recover damages for breach of, this Agreement, Indemnitee shall be entitled to recover from the Company, and shall be indemnified by the Company against, any and all expenses (of the types described in the definition of Expenses in Section 17 of this Agreement) actually and reasonably incurred by Indemnitee in such judicial adjudication or arbitration, but only if and to the extent Indemnitee prevails therein. If it shall be determined in such judicial adjudication or arbitration that Indemnitee is entitled to receive part but not all of the advancement of Expenses or indemnification sought, the expenses incurred by Indemnitee in connection with such judicial adjudication or arbitration shall be appropriately prorated.

           Section 11.  Non-Exclusivity; Insurance; Subrogation.

                     a. The rights of indemnification and to receive advancement of Expenses provided by this Agreement shall not be deemed exclusive of any other rights to which Indemnitee may at any time be entitled under applicable law, the Company's Articles or by-laws, any agreement, any vote of stockholders or resolution of directors, or otherwise.

                     b. To the extent that the Company maintains an insurance policy or policies providing liability insurance for directors, officers, employees, agents or fiduciaries of the Company or of any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise which such person serves at the request of the Company, Indemnitee shall be covered by such policy or policies in accordance with its or their terms to the maximum extent of the coverage available for any such director, officer, employee or agent under such policy or policies.

                     c. In the event of any payment to Indemnitee under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who, at the written request of the Company, shall take all reasonable action necessary to secure such rights, including the execution of such documents as are necessary to enable the Company to bring suit to enforce such rights.

                      d. The Company shall not be liable under this Agreement to make any payment of amounts otherwise indemnifiable hereunder or for which advancement is provided hereunder if and to the extent that Indemnitee has otherwise actually received such amounts from another source under an insurance policy, contract, agreement or otherwise.

                     e. The Company's obligation hereunder to advance Expenses to or indemnify Indemnitee as a result of Indemnitee's service at the request of the Company as a director, officer, employee or agent of any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise shall be reduced by any amount Indemnitee actually collects as advancement of Expenses or indemnification from such other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise.

           Section 12. Duration of Agreement; Successors. This Agreement shall be effective as of the Effective Date and shall continue until and terminate upon the later of (a) the date that is 10 years after the date that Indemnitee shall have ceased to serve as a director, or (b) the date of the final termination (including all appeals) of all pending Proceedings in respect of which Indemnitee may be entitled to advancement of Expenses or indemnification hereunder and of any proceeding commenced by Indemnitee pursuant to Section 10 of this Agreement relating thereto. This Agreement shall be binding upon the Company and its successors and assigns (including any transferee of all or a substantial portion of the business, stock and/or assets of the Company and any direct or indirect successor by merger or consolidation or otherwise by operation of law ) and shall insure to the benefit of Indemnitee and Indemnitee's heirs, executors, personal representatives and administrators. This Agreement shall continue for the benefit of Indemnitee and such heirs, personal representatives, executors and administrators after Indemnitee has ceased to have Corporate Status.

           Section 13. Severability. If any provision of this Agreement shall be held by a court of competent jurisdiction to be invalid, illegal or unenforceable for any reason whatsoever, (a) the validity, legality and enforceability of the remaining provisions of this Agreement (including, without limitation, each portion of any Section of this Agreement containing any such provision held to be invalid, illegal or unenforceable, that is not itself invalid, illegal or unenforceable) shall not in any way be affected or impaired thereby, (b) such invalid, illegal or unenforceable provision shall be deemed reformed to the extent necessary to conform to applicable law and to give maximum effect to the intent of the parties hereto, and (c) to the fullest extent possible, the provisions of this Agreement (including, without limitation, each portion of any Section of this Agreement containing any such provision held to be invalid, illegal or unenforceable, that is not itself invalid, illegal or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, illegal or unenforceable.

           Section 14. Exception to Right to Advancement of Expenses and Indemnification. Notwithstanding any other provision of this Agreement (but without limiting the operation of Section 10(e) and subject to the next sentence), and except as otherwise prohibited by law or by the Company's Articles or by-laws, Indemnitee shall not be entitled to advancement of Expenses or indemnification under this Agreement with respect to any Proceeding, or any claim therein, brought or made by Indemnitee against the Company unless such Proceeding, or claim therein, shall have been approved in writing in advance of the filing of such Proceeding, or claim therein, by or at the direction of the Board. Notwithstanding the preceding sentence, Indemnitee shall be entitled to advancement of Expenses and indemnification under this Agreement with respect to any Proceeding, or any claim therein, brought or made by Indemnitee against the Company to recover and receive any amounts or benefits due to Indemnitee pursuant to (a) the Company's Articles or by-laws, (b) any agreement, arrangement or understanding between Indemnitee and the Company, or (c) any agreement, arrangement or understanding between the Company and any third party for Indemnitee's benefit to the extent Indemnitee is successful therein. The limitation contained in the first sentence of this Section 14 shall not apply to counterclaims or affirmative defenses asserted by Indemnitee in an action brought against Indemnitee.

           Section 15. Identical Counterparts. This Agreement may be executed in one or more counterparts, each of which shall for all purposes be deemed to be an original but all of which together shall constitute one and the same Agreement. Only one such counterpart signed by the party against whom enforceability is sought needs to be produced to evidence the existence of this Agreement.

           Section 16. Headings. The headings of the paragraphs of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction thereof.

           Section 17.  Definitions.  For purposes of this Agreement:

                     a. "Change in Control" means a change in control of the Company occurring after the Effective Date of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A (or in response to any similar item on any similar schedule or form) promulgated under the Securities Exchange Act of 1934 (the "Act"), whether or not the Company is then subject to such reporting requirement; provided, however, that, without limitation, such a Change in Control shall be deemed to have occurred if after the Effective Date (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities without the prior approval of at least two-thirds of the members of the Board in office immediately prior to such person attaining such percentage interest, (ii) the Company is a party to a merger, consolidation, sale of assets or other reorganization, or a proxy contest, as a consequence of which members of the Board in office immediately prior to such transaction or event constitute less than a majority of the Board thereafter, or (iii) during any period of two consecutive years, individuals who at the beginning of such period constituted the Board (including for this purpose any new director whose election or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period) cease for any reason to constitute at least a majority of the Board.

                     b. "Corporate Status" describes the status of a person who is or was a director, officer, employee or agent of the Company or of any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise which such person is or was serving at the request of the Company.

                     c.        "Disinterested Director" means a director of the
                                Company who is not and was not a party to the Proceeding in respect of which indemnification is sought by Indemnitee.

                     d.        "Effective Date" means May 8, 1996.

                     e. "Expenses" shall include all reasonable attorneys' fees, retainers, court costs, transcript costs, fees of expert witnesses, private investigators and professional advisors (including, without limitation, accountants and investment bankers), travel expenses, duplicating costs, printing and binding costs, costs of preparation of demonstrative evidence and other courtroom presentation aids and devices, costs incurred in connection with document review, organization, imaging and computerization, telephone charges, postage, delivery service fees, and all other disbursements, costs or expenses of the type customarily incurred in connection with prosecuting, defending, preparing to prosecute or defend, investigating, being or preparing to be a witness in, or otherwise participating in, a Proceeding.

                   f. "Independent Counsel" means a law firm, or a member of a law firm, that is experienced in matters of corporation law and neither presently is, nor in the past five years has been, retained to represent (i) the Company or Indemnitee in any matter material toeither such party, or (ii) any other party to the Proceeding giving rise to aclaim for indemnification hereunder. Notwithstanding the foregoing, the term "Independent Counsel" shall not include any person who, under the applicable standards of professional conduct then prevailing, would have a conflict of interest in representing either the Company or Indemnitee in an action to determine Indemnitee's rights under this Agreement.

                     g. "Proceeding" includes any action, suit, arbitration, alternate dispute resolution mechanism, investigation, administrative hearing or any other proceeding, whether civil, criminal, administrative or investigative, except one initiated by Indemnitee pursuant to
Section 10 of this Agreement to enforce Indemnitee's rights under this Agreement.

           Section 18. Modification and Waiver. Except as specifically provided in Section 2 of this Agreement with respect to changes in applicable law, no supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any provision of this Agreement shall be deemed or shall constitute a waiver of any other provision hereof (whether or not similar), nor shall such waiver constitute a continuing waiver. No amendment, alteration or termination of this Agreement or any provision hereof shall be effective as to Indemnitee with respect to any action taken or omitted by Indemnitee in Indemnitee's Corporate Status prior to such amendment, alteration or termination.

           Section 19. Notice by Indemnitee. Indemnitee agrees to notify the Company in writing promptly upon being served with any summons, citation, subpoena, complaint, indictment, information or other document relating to any Proceeding or matter which may result in advancement of Expenses or indemnification hereunder; provided, however, that the failure to give any such notice shall not disqualify Indemnitee from the right to receive advancements of Expenses or to be indemnified hereunder unless the Company's ability to defend in such Proceeding is materially and adversely prejudiced.

           Section 20. Notices in General. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if (a) delivered by hand and receipted for by the party to whom such notice or other communication shall have been directed, (b) transmitted by facsimile and receipt is acknowledged, or (c) mailed by certified or registered mail with postage prepaid, on the third business day after the date on which it is so mailed:

                     If to Indemnitee, to:          Mr. William B. Philipbar
                                                    75 Whale Bone Landing
                                                    South Hampton, NY  11963

                     If to the Company to:          BioSafe International, Inc.
                                                    Fresh Pond Square
                                                    10 Fawcett Street
                                                    Cambridge, MA  02138
                                                    Attention:  President

or such other address as may have been furnished in the manner provided in this
Section 20 to Indemnitee by the Company or to the Company by Indemnitee, as the case may be.

           Section 21. Contribution. If the indemnification provided for in this Agreement is unavailable to Indemnitee for any reason whatsoever, the Company, in lieu of indemnifying Indemnitee, shall contribute to the amount incurred by Indemnitee to the fullest extent permissible under applicable law, whether for judgments, fines, penalties, excise taxes, amounts paid or to be paid in settlement and/or for Expenses, in connection with any claim relating to an indemnifiable event under this Agreement, in such proportion as is deemed fair and reasonable in light of all of the circumstances of such Proceeding in order to reflect (a) the relative benefits received by the Company and Indemnitee as a result of the events and transactions giving rise to such Proceeding, and (b) the relative fault of the Company (and its directors, officers, employees and agents) and Indemnitee in connection with such events and transactions.

           Section 22. Governing Law; Submission to Jurisdiction; Appointment of Agent for Service of Process. This Agreement and the legal relations among the parties shall be governed by, and construed and enforced in accordance with, the laws of the State of Nevada, without regard to its conflict of laws rules. Except with respect to any arbitration commenced by Indemnitee pursuant to
Section 10(a) of this Agreement, each of the Company and Indemnitee hereby irrevocably and unconditionally (a) agrees that any action or proceeding arising out of or in connection with this Agreement shall be brought only in the state or federal courts in the State of Nevada and not in any other state or federal court in the United States of America or any court in any other country, (b) consents to submit to the exclusive jurisdiction of the state or federal courts in the State of Nevada for purposes of any action or proceeding arising out of or in connection with this Agreement, irrevocably appoints, to the extent such party is not a resident of the State of Nevada, CT Corporation System as its agent in the State of Nevada as such party's agent for acceptance of legal process in connection with any such action or proceeding against such party, with the same legal force and validity as if served upon such party personally within the State of Nevada, (d) waives any objection to the laying of venue of any such action or proceeding in the state or federal courts in the State of Nevada, and (e) waives, and agrees not to plead or to make, any claim that any such action or proceeding brought in the state or federal courts in the State of Nevada has been brought in an improper or otherwise inconvenience forum.

           Section 23. Representations and Warranties of the Company. The Company hereby represents and warrants to Indemnitee that (a) the Company has all necessary power and authority to enter into, and be bound by the terms of, this Agreement, and the execution, delivery and performance of the undertakings contemplated by this Agreement have been duly authorized by the Company, and (b) this Agreement, when executed and delivered by the Company in accordance with the provisions hereof, shall be a legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, moratorium, reorganization or similar laws affecting the enforcement of creditors' rights generally.

           IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

ATTEST:                  BIOSAFE INTERNATIONAL, INC.


By:     --------------------------              By:    ------------------------
        Robert Rivkin                                  Philip Strauss, President



                                               INDEMNITEE



                                               William B. Philibar



293030.c1

                                    AGREEMENT


           This Agreement, made and entered into as of the 8th day of May, 1996 ("Agreement"), by and between BioSafe International, Inc., a Nevada corporation ("Company"), and Richard S. Golob ("Indemnitee"):

           WHEREAS, highly competent persons justifiably are reluctant to serve publicly-held corporations as directors unless they are provided with adequate protection through insurance and adequate indemnification against inordinate risks of claims and actions against them arising out of their service to and activities on behalf of the corporation; and

           WHEREAS, the Board of Directors of the Company (the "Board") has determined that, in order to attract and retain qualified individuals, the Company will attempt to maintain on an ongoing basis, at its sole expense, directors and officers liability insurance to protect persons serving the Company and its subsidiaries from certain liabilities. Although the furnishing of such insurance has been a customary and widespread practice among United States-based corporations and other business enterprises, the Company believes that, given current market conditions and trends, such insurance may be available to it in the future only at higher premiums and with more exclusions. At the same time, directors, officers, and other persons in service to corporations and other business enterprises are frequently subjected to expensive and time-consuming litigation relating to, among other things, matters that traditionally would have been brought only against the corporation or business enterprise itself; and

           WHEREAS, directors and officers liability insurance, even when in effect, is not always sufficient in and of itself to provide adequate indemnification to directors and officers; and

           WHEREAS, the expense and burden of defending against claims made against directors and officers may be so prohibitive as to render it practically impossible or unfairly burdensome for directors and officers to wholly or even partially fund the defense of such claims even if the director or officer is wholly innocent of any wrongdoing and acted properly and prudently in his or her service to and activities on behalf of the corporation, thereby making mandatory advancement of expenses in such litigation an essential element of indemnification; and

           WHEREAS, highly competent persons justifiably are reluctant to serve as directors and officers without assurance that adequate indemnification, including advancement of expenses, will continue to be available in the event of a change in control of the corporation; and

           WHEREAS, the uncertainties relating to such insurance and to indemnification have increased the difficulty of attracting and retaining qualified persons; and

    WHEREAS, the Board has determined that the increased difficulty in attracting and retaining qualified persons is detrimental to the best interests of the Company's stockholders and the Company should act to assure such qualified persons that there will be increased certainty of protection in the future; and

           WHEREAS, the Company's Articles of Incorporation, as amended, (the "Articles") permit the Company to indemnify its directors to the fullest extent permitted by law and to make other indemnification arrangements and agreements; and

           WHEREAS, the Company desires to provide Indemnitee with specific contractual assurance of Indemnitee's rights to indemnification against litigation risks and expenses (regardless, among other things, of any amendment to or revocation of the Company's Articles or by-laws or any change in the ownership of the Company or the composition of the Board), which indemnification is intended to supplement that which is afforded by the Company's Articles and by-laws and, to the extent insurance is available, the coverage of Indemnitee under the Company's directors and officers liability insurance policy; and

           WHEREAS, it is reasonable, prudent and necessary for the Company to obligate itself contractually to indemnify its directors to the fullest extent permitted by applicable law so that they will serve or continue to serve the Company free from undue concern that they will not be so indemnified; and

           WHEREAS, Indemnitee is willing to serve, to continue to serve and to take on additional service for or on behalf of the Company on the condition that Indemnitee be so indemnified;

           NOW, THEREFORE, in consideration of the premises and the covenants contained herein, the Company and Indemnitee do hereby covenant and agree as follows:

           Section 1. Services by Indemnitee. In consideration of the Company's covenants and commitments hereunder, Indemnitee agrees to serve or to continue to serve as a director of the Company. Notwithstanding the foregoing, this Agreement shall not impose any obligation on Indemnitee or the Company to continue Indemnitee's service to the Company beyond any period otherwise required by law or by other agreements or commitments of the parties, if any. The foregoing notwithstanding, this Agreement shall continue in force after Indemnitee has ceased to serve as a director of the Company.

           Section 2. Indemnification - General. The Company shall advance Expenses (as hereinafter defined) to and indemnify Indemnitee as provided in this Agreement and (subject to the provisions of this Agreement) to the fullest extent permitted by applicable law in effect on the Effective Date (as hereinafter defined) and to such greater extent as applicable law may thereafter from time to time permit. In the event that a change in applicable law after the Effective Date permits such broader indemnification, this Agreement shall be deemed to be amended to such extent.
           Section 3. Proceedings Other Than Proceedings by or in the Right of the Company. Indemnitee shall be entitled to the rights of indemnification provided in this Section 3 if, by reason of Indemnitee's Corporate Status (as hereinafter defined), Indemnitee is, or is threatened to be made, a party to or participant in any threatened, pending or completed Proceeding (as hereinafter defined), other than a Proceeding by or in the right of the Company. Pursuant to this Section 3, Indemnitee shall be indemnified against Expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection with such Proceeding or any claim, issue or matter therein, if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal Proceeding, had no reasonable cause to believe Indemnitee's conduct was unlawful.

           Section 4. Proceedings by or in the Right of the Company. Indemnitee shall be entitled to the rights of indemnification provided in this Section 4 if, by reason of Indemnitee's Corporate Status, Indemnitee is, or is threatened to be made, a party to or participant in any threatened, pending or completed Proceeding brought by or in the right of the Company to procure a judgment in its favor. Pursuant to this Section 4, Indemnitee shall be indemnified against Expenses and amounts paid in settlement actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection with such Proceeding if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in or not opposed to the best interests of the Company. Notwithstanding the foregoing, no indemnification shall be made against such Expenses in respect of any claim, issue or matter in such Proceeding as to which Indemnitee shall have been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to the Company or against amounts paid in settlement to the Company, if applicable law prohibits such indemnification; provided, however, that, if applicable law so permits, indemnification against Expenses and/or amounts paid in settlement to the Company shall nevertheless be made by the Company in such event if and only to the extent that the court in which such Proceeding was brought or any other court of competent jurisdiction determines upon application such indemnification is proper.

           Section 5. Indemnification for Expenses of a Party Who is Wholly or Partly Successful. Notwithstanding any other provision of this Agreement, to the extent that Indemnitee is successful, on the merits or otherwise, in (a) defending any Proceeding brought against Indemnitee by reason of Indemnitee's Corporate Status or (b) prosecuting any Proceeding described in the second sentence of Section 14 hereof, Indemnitee shall be indemnified against all Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection therewith. If Indemnitee is not wholly successful in any such Proceeding but is successful, on the merits or otherwise, as to one or more but less than all claims, issues or matters in any such Proceeding, the Company shall indemnify Indemnitee against all Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection with each successfully resolved claim, issue or matter. For purposes of this Section 5 and without limitation, the termination of any claim, issue or matter in such a Proceeding by dismissal, with or without prejudice, shall be deemed to be a successful result as to such claim, issue or matter.
           Section 6. Indemnification for Expenses of a Witness. Notwithstanding any other provision of this Agreement, to the extent that Indemnitee is, by reason of Indemnitee's Corporate Status, a witness in any Proceeding, Indemnitee shall be indemnified against all Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection therewith.

           Section 7. Advancement of Expenses. The Company shall advance all reasonable Expenses incurred by or on behalf of Indemnitee in connection with any Proceeding in which Indemnitee is involved by reason of Indemnitee's Corporate Status within ten days after the receipt by the Company of a statement or statements from Indemnitee requesting such advance or advances from time to time, whether prior to or after final disposition of such Proceeding. Such statement or statements shall reasonably evidence the Expenses incurred by Indemnitee and shall include or be preceded or accompanied by an undertaking by or on behalf of Indemnitee to repay any Expenses so advanced if it is ultimately determined by a court of competent jurisdiction that Indemnitee is not entitled to be indemnified against such Expenses. Such undertaking shall be an unlimited general obligation of Indemnitee, shall be accepted by the Company without regard to the financial ability of Indemnitee to make repayment, and in no event shall be required to be secured.

           Section 8. Procedure for Determination of Entitlement to Indemnification.

                     a. To obtain indemnification under this Agreement, Indemnitee shall submit to the Company a written request, including therein or therewith such documentation and information as isreasonably available to Indemnitee and is reasonably necessary to determinewhether and to what extent Indemnitee is entitled to indemnification. TheSecretary of the Company shall, promptly upon receipt of such a request forindemnification, advise the Board in writing that Indemnitee has requestedindemnification.

                     b. Upon written request by Indemnitee for indemnification pursuant to the first sentence of Section 8(a) above, a determination, if required by applicable law, with respect to Indemnitee's entitlement thereto shall be made in the specific case:

                     (i) if a Change in Control (as hereinafter defined) shall have occurred, by Independent Counsel (as hereinafter defined) in a written opinion to the Board, a copy of which shall be delivered to Indemnitee (unless Indemnitee shall request that such determination be made by a majority vote of the Disinterested Directors (as hereinafter defined) even though less than a quorum of the Board or by the stockholders, in which case by the person or persons or in the manner provided for in clause (ii) or (iii) of this Section 8(b));

                     (ii) if a Change of Control shall not have occurred or if Indemnitee shall make the request referred to in clause (i) above,
           (A) by a majority vote of the Disinterested Directors even though less than a quorum of the Board, or (B) if there are no such Disinterested Directors or if such Disinterested Directors so direct, by Independent Counsel in a written opinion to the Board, a copy of which shall be delivered to Indemnitee, or (C) by the stockholders of the Company; or

                     (iii)     as provided in Section 9(b) of this Agreement;

and, if it is so determined that Indemnitee is entitled to indemnification, payment to Indemnitee shall be made within ten (10) days after such determination. Indemnitee shall cooperate with the person, persons or entity making such determination with respect to Indemnitee's entitlement to indemnification, and shall provide to such person, persons or entity upon reasonable advance request any documentation or information which is not privileged or otherwise protected from disclosure and which is reasonably available to Indemnitee and reasonably necessary to such determination. Any Expenses incurred by Indemnitee in so cooperating with the person, persons or entity making such determination shall be borne by the Company (irrespective of the determination as to Indemnitee's entitlement to indemnification) and the Company hereby indemnifies and agrees to hold Indemnitee harmless therefrom.

                     c. In the event that, pursuant to Section 8(b) hereof, the determination of entitlement to indemnification is to be made by Independent Counsel, the Independent Counsel shall be selected as provided in this Section 8(c). If a Change of Control shall not have occurred, the Independent Counsel shall be selected by the Board, and the Company shall give written notice to Indemnitee advising Indemnitee of the identity of the Independent Counsel so selected. If a Change of Control shall have occurred, the Independent Counsel shall be selected by Indemnitee and Indemnitee shall give written notice to the Company advising it of the identity of the Independent Counsel so selected (unless Indemnitee shall request that such selection be made by the Board, in which event the preceding sentence shall apply). In either event, Indemnitee or the Company, as the case may be, may, within 7 days after such written notice of selection shall have been given, deliver to the Company or to Indemnitee, as the case may be, a written objection to such selection. Such objection may be asserted only on the ground that the Independent Counsel so selected does not meet the requirements of "Independent Counsel" as defined in Section 17 of this Agreement, and the objection shall set forth with particularity the factual basis of such assertion. If such written objection is made, the Independent Counsel so selected may not serve as Independent Counsel unless and until a court of competent jurisdiction has determined that such objection is without merit. If a determination of entitlement to indemnification is to be made by Independent Counsel and, 20 days after submission by Indemnitee of a written request for indemnification pursuant to Section 8(a) hereof, no Independent Counsel shall have been selected and not objected to, either the Company or Indemnitee may petition a court of competent jurisdiction for resolution of any objection which shall have been made by the Company or Indemnitee to the other's selection of Independent Counsel and/or for the appointment as Independent Counsel of a person selected by such court or by such other person as such court shall designate, and the person with respect to whom an objection is so resolved or the person so appointed shall act as Independent Counsel under Section 8(b) hereof. The Company shall pay any and all reasonable fees and expenses of Independent Counsel incurred by such Independent Counsel in connection with determining entitlement to indemnification pursuant to Section 8(b) hereof. In addition, the Company shall pay all reasonable Expenses incurred by Indemnitee in connection with the procedures of this Section 8(c) (regardless of the manner in which such Independent Counsel was selected or appointed and irrespective of the determination as to Indemnitee's entitlement to indemnification) and the Company hereby indemnifies and agrees to hold Indemnitee harmless therefrom. Upon the due commencement of any judicial proceeding or arbitration pursuant to Section 10(a)(iii) of this Agreement, Independent Counsel shall be discharged and relieved of any further responsibility in such capacity (subject to the applicable standards of professional conduct then prevailing).

           Section 9.  Presumption and Effect of Certain Proceedings.

                     a. If a Change of Control shall have occurred, in making a determination with respect to entitlement to indemnification hereunder, the person or persons or entity making suchdetermination shall presume that Indemnitee is entitled to indemnification under this Agreement if Indemnitee has submitted a request for indemnification in accordance with Section 8(a) of this Agreement, and the Company shall have the burden of proof to overcome that presumption in connection with the making by any person, persons or entity of any determination contrary to that presumption.

                     b. If the person, persons or entity empowered or selected under Section 8 of this Agreement to determine whether Indemnitee is entitled to indemnification shall not have made a determination within 60 days after receipt by the Company of Indemnitee's request therefor, the requisite determination of entitlement to indemnification shall be deemed to have been made and Indemnitee shall be entitled to such indemnification, absent (i) a misstatement by Indemnitee of a material fact, or an omission of a material fact necessary to make Indemnitee's statements not materially misleading, in connection with the request for indemnification, or (ii) a prohibition of such indemnification under applicable law; provided, however, that such 60-day period may be extended for a reasonable time, not to exceed an additional 30 days, if the person, persons or entity making the determination with respect to entitlement to indemnification in good faith requires such additional time for the obtaining or evaluating of documentation and/or information relating thereto and gives notice to Indemnitee thereof; and provided, further, that the foregoing provisions of this Section 9(b) shall not apply if (i) the determination of entitlement to indemnification is to be made by the stockholders pursuant to Section 8(b) of this Agreement and (A) within 15 days after receipt by the Company of the request for such determination the Board has resolved to submit such determination to the stockholders for their consideration at an annual meeting thereof to be held within 75 days after such receipt and such determination is made thereat, or (B) a special meeting of stockholders is called within 15 days after such receipt for the purpose of making such determination, such meeting is held for such purpose within 60 days after having been so called and such determination is made thereat, or (ii) the determination of entitlement to indemnification is to be made by Independent Counsel pursuant to Section 8(b) of this Agreement.

                     c. The termination of any Proceeding or of any claim, issue or matter therein, by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not (except as otherwise expressly provided in this Agreement) of itself adversely affect the right of Indemnitee to indemnification or create a presumption that Indemnitee did not act in good faith and in a manner which Indemnitee reasonably believed to be in or not opposed to the best interests of the Company or, with respect to any criminal Proceeding, that Indemnitee had reasonable cause to believe that Indemnitee's conduct was unlawful.

           Section 10.  Remedies of Indemnitee.

                     a.        In the event that:

                     (i) a determination is made pursuant to Section 8 of this Agreement that Indemnitee is not entitled to indemnification under this Agreement;

                     (ii) advancement of Expenses pursuant to Section 7 of this Agreement is not made on a timely basis;

                     (iii) a determination of entitlement to indemnification is to be made by Independent Counsel pursuant to Section 8(b) of this Agreement and such determination shall not have been made and delivered in a written opinion within 90 days after receipt by the Company of Indemnitee's request for indemnification;

                     (iv) payment of indemnification pursuant to Section 5,
                     Section 6, the last sentence of Section 8(b) or the penultimate sentence of Section 8(c) is not made within ten
                     (10) days after receipt by the Company of a written request therefor; or

                     (v) payment of indemnification pursuant to Section 3 or
                     Section 4 of this Agreement is not made within ten (10) days after a determination has been made that Indemnitee is entitled to indemnification pursuant to Section 8 of this Agreement or such determination is deemed to have been made pursuant to Section 9(b) of this Agreement;

Indemnitee shall be entitled to an adjudication in a court of competent jurisdiction of Indemnitee's entitlement to such advancement of Expenses or indemnification. Alternatively, Indemnitee, at Indemnitee's option, may seek an award in arbitration to be conducted by a single arbitrator pursuant to the rules of the American Arbitration Association. Indemnitee shall commence such proceeding seeking an adjudication or an award in arbitration within 180 days following the date on which Indemnitee first has the right to commence such proceeding pursuant to this Section 10(a); provided, however, that the foregoing clause shall not apply in respect of a proceeding brought by Indemnitee to enforce Indemnitee's rights under Section 5 of this Agreement. The Company shall not oppose Indemnitee's right to seek any such adjudication or award in arbitration.
                     b. In the event that a determination shall have been made pursuant to Section 8 of this Agreement that Indemnitee is not entitled to indemnification, any judicial proceeding or arbitration commenced pursuant to this Section 10 shall be conducted in all respects as a de novo trial, or arbitration, on the merits and Indemnitee shall not be prejudiced by reason of that adverse determination. If a Change of Control shall have occurred, in any judicial proceeding or arbitration commenced pursuant to this Section 10, the Company shall have the burden of proving that Indemnitee is not entitled to advancement of Expenses or indemnification, as the case may be.

                     c. If a determination that Indemnitee is entitled to indemnification shall have been made or shall have been deemed to have been made pursuant to Section 8 or Section 9 of this Agreement, the Company shall be bound by such determination in any judicial proceeding or arbitration commenced pursuant to this Section 10, absent (i) a misstatement by Indemnitee of a material fact, or an omission of a material fact necessary to make Indemnitee's statements not materially misleading, in connection with therequest for indemnification, or (ii) a prohibition of such indemnification under applicable law.

                     d. The Company shall be precluded from asserting in any judicial proceeding or arbitration commenced pursuant to this Section 10 that the procedures and presumptions of this Agreement are not valid, binding and enforceable and shall stipulate in any such court orbefore any such arbitrator that the Company is bound by all the provisions of this Agreement.

                     e.        In the event that Indemnitee, pursuant to this
Section 10, seeks a judicial adjudication of or an award in arbitration to enforce Indemnitee's rights under, or to recover damages for breach of, this Agreement, Indemnitee shall be entitled to recover from the Company, and shall be indemnified by the Company against, any and all expenses (of the types described in the definition of Expenses in Section 17 of this Agreement) actually and reasonably incurred by Indemnitee in such judicial adjudication or arbitration, but only if and to the extent Indemnitee prevails therein. If it shall be determined in such judicial adjudication or arbitration that Indemnitee is entitled to receive part but not all of the advancement of Expenses or indemnification sought, the expenses incurred by Indemnitee in connection with such judicial adjudication or arbitration shall be appropriately prorated.

           Section 11.  Non-Exclusivity; Insurance; Subrogation.

                     a. The rights of indemnification and to receive advancement of Expenses provided by this Agreement shall not be deemed exclusive of any other rights to which Indemnitee may at any time be entitled under applicable law, the Company's Articles or by-laws, any agreement, any vote of stockholders or resolution of directors, or otherwise.

                     b. The Company currently maintains an insurance policy providing liability insurance for directors, officers, employees, agents or fiduciaries of the Company or of any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise which such person serves at the request of the Company. The Company will continue to maintain such an insurance policy in an amount and with a scope determined by the Board so long as the Board determines that it is in the best interest of the Company to do so. To the extent that the Company maintains such an insurance policy, the Indemnitee shall be covered by such policy or policies in accordance with its or their terms to the maximum extent of the coverage available for any such director, officer, employee or agent under such policy or policies.

                     c. In the event of any payment to Indemnitee under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who, at the written request of the Company, shall take all reasonable action necessary to secure such rights, including the execution of such documents as are necessary to enable the Company to bring suit to enforce such rights.

                      d. The Company shall not be liable under this Agreement to make any payment of amounts otherwise indemnifiable hereunder or for which advancement is provided hereunder if and to the extent that Indemnitee has otherwise actually received such amounts from another source under an insurance policy, contract, agreement or otherwise.

                     e. The Company's obligation hereunder to advance Expenses to or indemnify Indemnitee as a result of Indemnitee's service at the request of the Company as a director, officer, employee or agent of any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise shall be reduced by any amount Indemnitee actually collects as advancement of Expenses or indemnification from such other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise.

           Section 12. Duration of Agreement; Successors. This Agreement shall be effective as of the Effective Date and shall continue until and terminate upon the later of (a) the date that is 10 years after the date that Indemnitee shall have ceased to serve as a director, or (b) the date of the final termination (including all appeals) of all pending Proceedings in respect of which Indemnitee may be entitled to advancement of Expenses or indemnification hereunder and of any proceeding commenced by Indemnitee pursuant to Section 10 of this Agreement relating thereto. This Agreement shall be binding upon the Company and its successors and assigns (including any transferee of all or a substantial portion of the business, stock and/or assets of the Company and any direct or indirect successor by merger or consolidation or otherwise by operation of law ) and shall insure to the benefit of Indemnitee and Indemnitee's heirs, executors, personal representatives and administrators. This Agreement shall continue for the benefit of Indemnitee and such heirs, personal representatives, executors and administrators after Indemnitee has ceased to have Corporate Status.

           Section 13. Severability. If any provision of this Agreement shall be held by a court of competent jurisdiction to be invalid, illegal or unenforceable for any reason whatsoever, (a) the validity, legality and enforceability of the remaining provisions of this Agreement (including, without limitation, each portion of any Section of this Agreement containing any such provision held to be invalid, illegal or unenforceable, that is not itself invalid, illegal or unenforceable) shall not in any way be affected or impaired thereby, (b) such invalid, illegal or unenforceable provision shall be deemed reformed to the extent necessary to conform to applicable law and to give maximum effect to the intent of the parties hereto, and (c) to the fullest extent possible, the provisions of this Agreement (including, without limitation, each portion of any Section of this Agreement containing any such provision held to be invalid, illegal or unenforceable, that is not itself invalid, illegal or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, illegal or unenforceable.

           Section 14. Exception to Right to Advancement of Expenses and Indemnification. Notwithstanding any other provision of this Agreement (but without limiting the operation of Section 10(e) and subject to the next sentence), and except as otherwise prohibited by law or by the Company's Articles or by-laws, Indemnitee shall not be entitled to advancement of Expenses or indemnification under this Agreement with respect to any Proceeding, or any claim therein, brought or made by Indemnitee against the Company unless such Proceeding, or claim therein, shall have been approved in writing in advance of the filing of such Proceeding, or claim therein, by or at the direction of the Board. Notwithstanding the preceding sentence, Indemnitee shall be entitled to advancement of Expenses and indemnification under this Agreement with respect to any Proceeding, or any claim therein, brought or made by Indemnitee against the Company to recover and receive any amounts or benefits due to Indemnitee pursuant to (a) the Company's Articles or by-laws, (b) any agreement, arrangement or understanding between Indemnitee and the Company, or (c) any agreement, arrangement or understanding between the Company and any third party for Indemnitee's benefit to the extent Indemnitee is successful therein. The limitation contained in the first sentence of this Section 14 shall not apply to counterclaims or affirmative defenses asserted by Indemnitee in an action brought against Indemnitee.

           Section 15. Identical Counterparts. This Agreement may be executed in one or more counterparts, each of which shall for all purposes be deemed to be an original but all of which together shall constitute one and the same Agreement. Only one such counterpart signed by the party against whom enforceability is sought needs to be produced to evidence the existence of this Agreement.

           Section 16. Headings. The headings of the paragraphs of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction thereof.

           Section 17.  Definitions.  For purposes of this Agreement:

                     a. "Change in Control" means a change in control of the Company occurring after the Effective Date of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A (or in response to any similar item on any similar schedule or form) promulgated under the Securities Exchange Act of 1934 (the "Act"), whether or not the Company is then subject to such reporting requirement; provided, however, that, without limitation, such a Change in Control shall be deemed to have occurred if after the Effective Date (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities without the prior approval of at least two-thirds of the members of the Board in office immediately prior to such person attaining such percentage interest, (ii) the Company is a party to a merger, consolidation, sale of assets or other reorganization, or a proxy contest, as a consequence of which members of the Board in office immediately prior to such transaction or event constitute less than a majority of the Board thereafter, or (iii) during any period of two consecutive years, individuals who at the beginning of such period constituted the Board (including for this purpose any new director whose election or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period) cease for any reason to constitute at least a majority of the Board.

                     b. "Corporate Status" describes the status of a person who is or was a director, officer, employee or agent of the Company or of any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise which such person is or was serving at the request of the Company.

                     c. "Disinterested Director" means a director of the Company who is not and was not a party to the Proceeding in respect of which indemnification is sought by Indemnitee.

                     d.        "Effective Date" means May 8, 1996.

                     e. "Expenses" shall include all reasonable attorneys' fees, retainers, court costs, transcript costs, fees of expert witnesses, private investigators and professional advisors (including, without limitation, accountants and investment bankers), travel expenses, duplicating costs, printing and binding costs, costs of preparation of demonstrative evidence and other courtroom presentation aids and devices, costs incurred in connection with document review, organization, imaging and computerization, telephone charges, postage, delivery service fees, and all other disbursements, costs or expenses of the type customarily incurred in connection with prosecuting, defending, preparing to prosecute or defend, investigating, being or preparing to be a witness in, or otherwise participating in, a Proceeding.

                     f. "Independent Counsel" means a law firm, or a member of a law firm, that is experienced in matters of corporation law and neither presently is, nor in the past five years has been, retained to represent
(i) the Company or Indemnitee in any matter material to either such party, or
(ii) any other party to the Proceeding giving rise to a claim for indemnification hereunder. Notwithstanding the foregoing, the term "Independent Counsel" shall not include any person who, under the applicable standards of professional conduct then prevailing, would have a conflict of interest in representing either the Company or Indemnitee in an action to determine Indemnitee's rights under this Agreement.

                     g. "Proceeding" includes any action, suit, arbitration, alternate dispute resolution mechanism, investigation, administrative hearing or any other proceeding, whether civil, criminal, administrative or investigative, except one initiated by Indemnitee pursuant to
Section 10 of this Agreement to enforce Indemnitee's rights under this Agreement.

           Section 18. Modification and Waiver. Except as specifically provided in Section 2 of this Agreement with respect to changes in applicable law, no supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any provision of this Agreement shall be deemed or shall constitute a waiver of any other provision hereof (whether or not similar), nor shall such waiver constitute a continuing waiver. No amendment, alteration or termination of this Agreement or any provision hereof shall be effective as to Indemnitee with respect to any action taken or omitted by Indemnitee in Indemnitee's Corporate Status prior to such amendment, alteration or termination.

           Section 19. Notice by Indemnitee. Indemnitee agrees to notify the Company in writing promptly upon being served with any summons, citation, subpoena, complaint, indictment, information or other document relating to any Proceeding or matter which may result in advancement of Expenses or indemnification hereunder; provided, however, that the failure to give any such notice shall not disqualify Indemnitee from the right to receive advancements of Expenses or to be indemnified hereunder unless the Company's ability to defend in such Proceeding is materially and adversely prejudiced.

           Section 20. Notices in General. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if (a) delivered by hand and receipted for by the party to whom such notice or other communication shall have been directed, (b) transmitted by facsimile and receipt is acknowledged, or (c) mailed by certified or registered mail with postage prepaid, on the third business day after the date on which it is so mailed:

                     If to Indemnitee, to:          Mr. Richard Golob
                                                    World Information Systems
                                                    P.O. Box 535
                                                    Cambridge, MA 02238

                     If to the Company to:          BioSafe International, Inc.
                                                    Fresh Pond Square
                                                    10 Fawcett Street
                                                    Cambridge, MA  02138
                                                    Attention:  President

or such other address as may have been furnished in the manner provided in this
Section 20 to Indemnitee by the Company or to the Company by Indemnitee, as the case may be.

           Section 21. Contribution. If the indemnification provided for in this Agreement is unavailable to Indemnitee for any reason whatsoever, the Company, in lieu of indemnifying Indemnitee, shall contribute to the amount incurred by Indemnitee to the fullest extent permissible under applicable law, whether for judgments, fines, penalties, excise taxes, amounts paid or to be paid in settlement and/or for Expenses, in connection with any claim relating to an indemnifiable event under this Agreement, in such proportion as is deemed fair and reasonable in light of all of the circumstances of such Proceeding in order to reflect (a) the relative benefits received by the Company and Indemnitee as a result of the events and transactions giving rise to such Proceeding, and (b) the relative fault of the Company (and its directors, officers, employees and agents) and Indemnitee in connection with such events and transactions.

           Section 22. Governing Law; Submission to Jurisdiction; Appointment of Agent for Service of Process. This Agreement and the legal relations among the parties shall be governed by, and construed and enforced in accordance with, the laws of the State of Nevada, without regard to its conflict of laws rules. Except with respect to any arbitration commenced by Indemnitee pursuant to
Section 10(a) of this Agreement, each of the Company and Indemnitee hereby irrevocably and unconditionally (a) agrees that any action or proceeding arising out of or in connection with this Agreement shall be brought only in the state or federal courts in the Commonwealth of Massachusetts and not in any other state or federal court in the United States of America or any court in any other country, (b) consents to submit to the exclusive jurisdiction of the state or federal courts in the Commonwealth of Massachusetts for purposes of any action or proceeding arising out of or in connection with this Agreement, irrevocably appoints, to the extent such party is not a resident of the Commonwealth of Massachusetts, CT Corporation System as its agent in the Commonwealth of Massachusetts as such party's agent for acceptance of legal process in connection with any such action or proceeding against such party, with the same legal force and validity as if served upon such party personally within the Commonwealth of Massachusetts, (d) waives any objection to the laying of venue of any such action or proceeding in the state or federal courts in the Commonwealth of Massachusetts, and (e) waives, and agrees not to plead or to make, any claim that any such action or proceeding brought in the state or federal courts in the Commonwealth of Massachusetts has been brought in an improper or otherwise inconvenient forum.

           Section 23. Representations and Warranties of the Company. The Company hereby represents and warrants to Indemnitee that (a) the Company has all necessary power and authority to enter into, and be bound by the terms of, this Agreement, and the execution, delivery and performance of the undertakings contemplated by this Agreement have been duly authorized by the Company, and (b) this Agreement, when executed and delivered by the Company in accordance with the provisions hereof, shall be a legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, moratorium, reorganization or similar laws affecting the enforcement of creditors' rights generally.

           IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

ATTEST:                  BIOSAFE INTERNATIONAL, INC.


By:   ----------------------                    By:   -------------------------
      Robert Rivkin                                   Philip Strauss, President



                                               INDEMNITEE



                                               Richard S. Golob



293036.c2

                           BioSafe International, Inc.
                                10 Fawcett Street
                               Cambridge, MA 02138

                                  Exhibit 21.1
                            Schedule of Subsidiaries
                             As of December 31, 1996


Name and Address of Member                          EIN            Tax Period
---------------------------------------------       ------------  ------------
Size Control, Inc.                                  36-4027808        1996
10 Fawcett Street, Cambridge, MA 02138

BioSafe Materials, Inc.                             Applied for       1996
Same as above

Major Sports Fantasies, Inc.                        04-0306318        1996
Same as above

BioSafe Medical Waste Technology, Inc.              Applied for       1996
Same as above

BioSafe Harbor Technology, Inc.                     04-3301436        1996
Same as above

BioSafe Management Services, Inc.                   04-3274439        1996
Same as above

BioSafe, Inc.                                       04-3086959        1996
Same as above

BioSafe Landfill Technology, Inc.                   04 -3301438       1996
Same as above

BioSafe Fairhaven, Inc.                             04-3301442        1996
Same as above

BioSafe South Hadley, Inc.                          04-3301438        1996
Same as above

BioSafe Buckland, Inc.                              04-3301441        1996
Same as above

BioSafe Pennsylvania, Inc.                          04-3301445        1996
Same as above

Waste Professionals of VT, Inc.                     03-0347845        1996
Same as above

Waitsville Transfer Stations, Inc.                  04-3292469        1996
Same as above

BioSafe Mid-Atlantic, Inc.                          04-3301448        1996
(formerly known as BioSafe North Adams, Inc.)
10 Fawcett Street, Cambridge, MA  02138

BioSafe New York, Inc.                              04-3301449        1996
(formerly known as BioSafe Nantucket, Inc.)
Same as above

BioSafe New Jersey, Inc.                            04-3301450        1996
(formerly known as BioSafe Derry, Inc.)
Same as above

BioSafe Maryland, Inc.                              04-3301447        1996
(formerly known as BioSafe Tewksbury, Inc.)
Same as above