Form 10-K/A
period 1996-12-31
BIOSAFE INTERNATIONAL INC
filed 1997-04-30
CIK 847468

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
                             Placement Agent Warrants

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---       ---

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

        As of April 29, 1997, the market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $5,519,553.

         The number of shares of the Registrant's common stock, par value $.001 per share, outstanding as of April 29, 1997 was 17,662,569.

Explanatory Note:   This amendment amends the Form 10-K filed with
-----------------   the Securities and Exchange Commission on March 31, 1997.
                    Items 10, 11, 12, and 13 have been changed.

                                    PART I

Items 1 - 4

         Items 1 - 4 are unchanged.

                                    PART II

Items 5 - 9

         Items 5 - 9 are unchanged.

                                    PART III

Item 10.  Directors and Executive Officers

Information Regarding Directors and Executive Officers
------------------------------------------------------

         The following table and biographical descriptions set forth certain information as of March 31, 1997, unless otherwise specified, with respect to the directors and the executive officers who are not directors, based on information furnished to the Company by each director and officer.

                       Directors and Executive Officers
                       --------------------------------

            Directors or Officers               Amount and Nature of
                                                Beneficial Ownership   Percent
     Name                      Age      Since    of Common Stock       of Class
     ---------------------------------------------------------------------------



Richard S. Golob                45       1996          21,355              *
Jay Matulich                    43       1995          17,500              *
William B. Philipbar            71       1996           1,667              *
Daniel J. Shannon               62       1994          46,250              *
Barry D. Simmons                57       1990         217,875            1.2%
Philip W. Strauss               48       1995         250,000            1.4%
B.G. Taylor                     72       1990         222,875            1.2%
Robert Rivkin                   38       1994         250,875            1.4%
Joseph Motzkin                  53       1996          30,000              *


* Less than one percent.

         Jay J. Matulich. Mr. Matulich is a Senior Vice-President of Capital Growth International L.L.C., formerly U.S. Sachem Financial Consultants, L.P. ("Capital Growth"). From May 1990 to October 1994, Mr. Matulich was a Vice President of Gruntal & Co., Incorporated, investment bankers. Mr. Matulich was elected to the Board of Directors in March 1995 pursuant to an agreement between the Company and Capital Growth, in connection with Capital Growth's role as placement agent for certain securities of the Company.

         Philip W. Strauss. Mr. Strauss has been the Chief Executive Officer and President since March 27, 1996 and previously had been Executive Vice President and Chief Operating Officer of the Company since September 1995. He has 24 years of experience in project, business and corporate development. Mr. Strauss was co-founder of BioMedical Waste Systems, Inc., a publicly-held waste management firm, where he served as Executive Vice President from its inception in 1987 until May 1992 and as a Director from inception until May 1993.

         Richard S. Golob. Mr. Golob has been a Director of the Company since May 8, 1996. He is President of World Information Systems, a private consulting and publishing company in the environmental industry. Through World Information Systems and his two newsletters, Hazardous Materials Intelligence Report and Oil Pollution Bulletin, Mr. Golob provides information and advisrory services to environmental companies on business development, marketing and financing. He is also founder and chairman of the Environmental Business Conferences, which provides biannual forums for environmental business executives to discuss critical business issues. He served as a member of the Environmental Advisory Board of Charles River Partnership IV, a venture capital fund that invests in the environmental industry.

         William B. Philipbar. Mr. Philipbar has been a Director of the Company since May 8, 1996. He is currently a director of Matlack Systems, Inc., Rollins Leasing Corp., Rollins Environmental Services, Inc. and Consolidated Waste Systems. Until 1995 he was also a director of Charles River Ventures, a company that he continues to serve as an advisor.

         Daniel J. Shannon. Mr. Shannon has been a Director of the Company since 1994. He is a certified public accountant with experience in public and private finance, public service, health care, and pension management.
Mr. Shannon is currently Director of LaSalle Street Capital Management, Ltd. ("LaSalle Capital"), a subsidiary of LaSalle National Trust, a financial institution headquartered in Chicago, Illinois. Mr. Shannon's duties as Director of LaSalle Capital are primarily those of an advisor to clients in the marketing of investment products.

         Barry D. Simmons, MD. Dr. Simmons has been a Director of the Company since 1990. He is an orthopedic surgeon and has been associated with Brigham Orthopedic Associates, Inc. at the Brigham and Women's Hospital since 1974. Dr. Simmons has been the Chief, Hand Surgery Service, at the Brigham and Women's Hospital since 1982. In 1985, Dr. Simmons was appointed an Associate Clinical Professor of Orthopedic Surgery at Harvard Medical School, and in that same year, he began his association with Waterville Valley Medical Associates, Inc. situated at the Waterville Valley Ski Area.

         B.G. Taylor. Mr. Taylor has been a Director of the Company since 1990. He is a private investor and was President and Chief Operating Officer of The Halliburton Services Company and Executive Vice President of The Halliburton Company. Mr. Taylor has over 40 years of diverse operating experience in large organizations.

Senior Executive Officers Who Are Not Directors

         Robert Rivkin. Mr. Rivkin, a Certified Public Accountant, has been Vice President of BioSafe since July 1994, Chief Financial Officer since March 1995, Secretary since May 1995 and Treasurer since June 1996. Prior to joining BioSafe, Mr. Rivkin was a principal at The Envirovision Group Inc., a full service environmental engineering, consulting and contracting company, where he was responsible for marketing and strategic planning, finance and overall business management. Previously, Mr. Rivkin practiced public accounting in New York where he specialized in mergers and acquisitions, IPO's and SEC reporting.

         Joseph E. Motzkin. Mr. Motzkin has been a Vice President of BioSafe since August 1996. Prior to joining BioSafe, he was a Manager at Laidlaw Waste Systems and Prins Recycling Corporation, where he operated landfills, established recycling programs, and directed sales programs and customer service activities. Mr. Motzkin has 26 years of experience in the solid waste management business.

The Board of Directors and Its Committees
-----------------------------------------

Board of Directors

         The Company is currently managed by a seven-member Board of Directors, a majority of whom are independent of the Company's management. Each director will hold office for the term to which he is elected and until his successor is duly elected and qualified.

         The Board of Directors held 10 meetings during fiscal year 1996. Each of the directors attended at least 75% of the total number of meetings of the Board of Directors and of the committees of the Company of which he was a member.

         The Board of Directors has appointed an Audit Committee, Compensation Committee and an Executive Committee.

         Compensation Committee. The Compensation Committee, which consisted of Messrs. Matulich, Simmons and Taylor as of December 31, 1996, makes recommendations and exercises all powers of the Board of Directors in connection with certain compensation matters, including incentive compensation and benefit plans. The Compensation Committee administers, and has authority to grant awards under, the BioSafe International, Inc. 1995 Stock Option and Incentive Plan (the "Plan") to the employee directors and management of the Company and its subsidiaries and other key employees. The Compensation Committee met one time in 1996.

         Executive Committee. The Executive Committee, which consists of Messrs. Strauss, Golob, and Philipbar, is authorized to manage and direct the affairs of the Company between meetings of the Board of Directors, subject to limitations imposed by applicable law and other resolutions of the Board of Directors. The Executive Committee met six times in 1996.

         Audit Committee. The Audit Committee which currently consists of Messrs. Matulich, Philipbar and Shannon, is empowered to recommend to the Board the appointment of the Company's independent public accountants and to periodically meet with such accountants to discuss their fees, audit and non-audit services, and the internal controls and audit results for the Company. The Audit Committee also is empowered to meet with the Company's accounting personnel to review accounting policies and reports. The Audit Committee met one time during 1996.


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

       Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and the Nasdaq Small-Cap Market. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were satisfied except that Mr. Joseph Motzkin inadvertently filed a Form 3 Statement of Beneficial Ownership Securities, which was due August 11, 1996, approximately 30 days late.

Item 11.  Executive Compensation


Director Compensation
---------------------

       Pursuant to a Resolution adopted by the Directors in January 1996, the Company is not paying cash compensation to its Directors. Non-Employee Directors are entitled to stock option grants under the 1995 Stock Option Plan for Non-Employee Directors.
The Board may reconsider the payment of cash compensation to Directors at a future date.

Executive Compensation
----------------------

       Summary Compensation Table. The following table sets forth the aggregate cash compensation paid by the Company with respect to the fiscal years ended December 31, 1996, 1995 and 1994 to the Company's Chief Executive Officer and the one other senior executive officer in office on December 31, 1996 who earned at least $100,000 in cash compensation during 1996 (the "Named Executive Officers").

                         SUMMARY COMPENSATION TABLE


                                                                     Long-Term
                                                                   Compensation
                                                                      Awards
                                                Annual                ------
                                              Compensation            Shares
                                              -------------         Underlying
Name and Principal Position            Year      Salary              Options
                                                   ($)                 (#)
-----------------------------------   -----     --------          ------------
Philip Strauss(1)                      1996      150,000              250,000
President and Chief                    1995       43,750              200,000
Executive Officer

Robert Rivkin                          1996      150,000              206,250
Vice President, Chief Financial        1995      150,000                 0
Officer, Secretary and Treasurer       1994       75,000               43,750

Richard H. Rosen (2)                   1996       45,000                 0
Chief Executive Officer, President     1995      180,000                 0
and Treasurer                          1994      180,000              175,000

-----------------
(1) Mr. Strauss became Chief Executive Officer on March 27, 1996. Prior to that, Mr. Strauss was Executive Vice President and Chief Operating Officer which offices he had held since September 19, 1995.

(2) Dr. Richard H. Rosen resigned from all offices and positions with the Company on March 27, 1996.

         Option Grants in Fiscal Year 1996. The following table sets forth the options granted during fiscal year 1996 and the value of the options held on December 31, 1996 by the Company's named executive officers.

                      OPTION GRANTS IN FISCAL YEAR 1996



                Number of    Percent of
                Shares       Total Options
                Underlying   Granted to     Exercise or              [Grant Date
                Options      Employees in   Base Price    Expiration  Present
Name            Granted      Fiscal Year    ($/share)     Date        Value $]
--------------------------------------------------------------------------------

Philip Strauss  250,000          34%            $2.25       2006      $204,250

Robert Rivkin   206,250          28%            $2.25       2006      $168,506

        Option Exercises and Year-End Holdings. The following table sets forth the options exercised during fiscal year 1996 and the value of the options held on December 31, 1996 by the Company's Named Executive Officers.

                  AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1996
                      AND FISCAL YEAR-END 1996 OPTION VALUES

                                                  Number of
                                                  Securities        Value of
                                                  Underlying      Unexercised
                                                  Unexercised     in-the-Money
                                                    Options         Options
                                                   at Fiscal       at Fiscal
                                                 Year-End (#)     Year-End ($)
                    Shares                      -------------  ---------------
                  Acquired On       Value         Exercisable/     Exercisable/
Name              Exercise (#)   Realized ($)    Unexercisabl     Unexercisable
---------------- -------------  --------------   -------------  ---------------
Philip Strauss         0               0            250,000/0          0
Robert S. Rivkin       0               0            250,000/0          0
Richard H. Rosen       0               0                    0          0


     Option Repricings. The following table sets forth the options repriced during fiscal year 1996.

                            10-YEAR OPTION REPRICING

                                                                     Length
                         Number of   Market                          of Original
                         Securities  Price of   Exercise             Option
                         Underlying  Stock at   Price at   New       Term
                         Options     Time of    Time of    Exercise  Remaining
                         Repriced    Repricing  Repricing  Price     at Date of
Name            Date        (#)         ($)        ($)      ($)      Repricing
--------------------------------------------------------------------------------

Philip Strauss  6/28/96   200,000     $5.44      $5.44      $2.25     9 years

        Employment Agreements. As of December 31, 1996, the Company was a party to an employment agreement with Mr. Rivkin. The terms of the Company's employment agreement with Mr. Rivkin, provides (i) that Mr. Rivkin receive a salary of $150,000 per year; and (ii) that he agree not to compete with BioSafe following termination of his employment by BioSafe for a period of one year following such termination. The terms of this agreement shall continue in effect until terminated by either party. BioSafe may exercise the right to terminate the agreement with or without cause at any time and Mr. Rivkin may exercise the right to terminate the agreement on 30 days' written notice at any time.

Stock Performance Graph
-----------------------

        The Securities and Exchange Commission requires the Company to present a chart comparing the cumulative total shareholder return on its Common Stock with the cumulative total shareholder return of (i) a broad equity market index and
(ii) a published industry index or peer group. Although such a chart would normally be for a five-year period, the Common Stock has been listed on the Nasdaq Small-Cap Market only since November 14, 1995 and, as a result, the following chart reflects only the period during which the Common Stock has been listed on that market. The chart compares the Common Stock with (i) the Media General Nasdaq Market Value Index (the "Nasdaq Index") and (ii) the Media General Waste Management Industry Index (the "Waste Management Index"). The total return for each of the Common Stock, the Nasdaq Index and the Waste Management Index, assumes the reinvestment of dividends, although dividends have not been declared on the Company's Common Stock. This chart assumes an investment of $100 on November 14, 1995 in each of the Common Stock, the stocks comprising the Nasdaq Index and the stocks comprising the Waste Management Index. The Nasdaq Index tracks the aggregate price performance of all domestic equity securities traded on the Nasdaq Market.

Date             Volume        High/Ask      Low/Bid           Close
----             ------        --------      -------           -----

11/30/95         842,000       4 3/4         4 3/16            4 5/16
12/29/95       1,163,900       4 3/8         3 15/16           4 3/16
01/31/96       1,843,100       4 5/8         3 1/16            3 3/4
02/29/96       2,652,300       4 7/16        3 3/8             3 3/8
03/29/96       3,189,300       4 3/16        2 1/16            3
04/30/96         733,400       3 1/16        2 7/16            2 13/16
05/31/96         991,400       3 5/8         2 5/8             3 1/2
06/28/96       1,394,900       3 5/8         2                 2 1/4
07/31/96       1,049,300       2 1/4         1 7/16            1 13/16
08/30/96       4,039,600       2 1/16        1 5/16            1 3/8
09/30/96       1,026,900       1 9/16        1 1/4             1 7/16
10/31/96       1,696,200       1 9/16        1                 1 1/4
11/29/96       2,024,000       1 1/2         0 7/8             1
12/31/96       3,857,200       1 1/16        0 9/16            0 11/16
01/31/97       1,850,200       0 7/8         0 5/8             0 5/8
02/28/97       1,094,000       0 11/16       0 5/16            0 7/16
03/31/97       1,305,500       0 9/16        0 5/16            0 3/8

Report of the Compensation Committee
------------------------------------

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

        Incentive Compensation. During each fiscal year the non-employee directors who are members of the Compensation Committee may consider granting senior executives of the Company awards of stock or options under the Plan. Such awards are based on various factors, including both corporate and individual performance during the preceding year and incentives to reach certain goals during future years. During 1996, the Company lowered the exercise price of options granted to all Company employees, including the Named Executives, in lieu of raising salaries. The new exercise price is $2.25.

Submitted by the Compensation Committee:

        Jay Matulich and Barry D. Simmons


Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

         Jay Matulich and Dr. Simmons served on the Compensation Committee in 1996. No member of the Compensation Committee has ever served as an officer of the Company.




Item 12. Security Ownership of Certain Beneficial Owners and Management Principal Stockholders

           The following table presents information as to all directors and senior executive officers of the Company as of March 31, 1997 and persons or entities known to the Company to be beneficial owners of more than 5% of the Company's Common Stock as of March 31, 1997, unless otherwise indicated, based on representations of officers and directors of the Company and filings received by the Company on Schedules 13D and 13G or Form 13F under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All such information was provided by the stockholders listed and reflects their beneficial ownership known by the Company on March 31, 1997.

                          Beneficial Ownership of Common Stock
                          ------------------------------------


    Directors, Officers                Shares                    Percent
    and 5% Stockholders(1)             Owned                    of Class
    ----------------------             -----                    --------


    Richard Golob(2)                   21,355                        *

    Liviakis Financial
    Communications, Inc.              910,000                     5.15%
    2118 P Street, Suite C
    Sacramento, CA 95816

    Jay Matulich(3)                    17,500                        *

    Joseph Motzkin                     30,000                        *

    William B. Philipbar(2)             1,667                        *

    Bob Rivkin(4)                     250,875                     1.41%

    Richard Rosen                     997,209                     5.61%
    162 Washington Street
    Belmont, MA 02178

    Barry D. Simmons(5)               217,875                      1.2%

    Daniel J. Shannon(6)               46,250                        *

    Philip W. Strauss(4)              250,000                      1.4%

    B.G. Taylor(7)                    222,875                      1.2%

    All directors and officers
    as a group (7 persons)          1,058,397                      6.0%

* less than 1%

(1) The persons named in the above table have sole voting and investing power with respect to all shares shown as beneficially owned by them subject to community property laws where applicable and the information contained in footnotes to this table.

(2) Includes 1,667 shares subject to stock options which are fully vested and are currently exercisable.

(3) Shareholdings do not include shares and warrants held by Capital Growth International, L.P., of which Mr. Matulich disclaims beneficial ownership. Also includes 2,500 shares subject to stock options which are fully vested and are currently exercisable.

(4) Includes 250,000 shares subject to stock options which are fully vested and are currently exercisable.

(5) Includes 17,750 shares of Common Stock held by Dr. Simmons' immediate family, including one minor child and two adult children, of which shares he disclaims beneficial ownership. Also includes 1,667 shares subject to stock options which are fully vested and are currently exercisable.

(6) Includes 46,250 shares subject to stock options which are fully vested and are currently exercisable.

(7) Includes 1,500 shares of Common Stock held by Mr. Taylor's wife, of which shares he does not disclaim beneficial ownership. Also includes 2,500 shares subject to stock options which are fully vested and are currently exercisable.

Item 13.  Certain Relationships and Related Transactions

                  Liviakis Financial Communications, Inc. ("Liviakis") holds 910,000 shares of Common Stock, which amounts to more than 5% of the currently outstanding shares of Common Stock. Liviakis had entered into a consulting agreement with the Company which the Company terminated in December 1996.

                  Jay Matulich, a Director of the Company, is a Senior Vice President of International Capital Growth("Capital Growth"), which holds 57,745 Placement Agent Warrants at an exercise price of $2.30 per share. In June 1996, Capital Growth was the placement agent for an overseas' offering of the Company's common stock. In connection with this offering, Capital Growth received a fee calculated at 8% of gross proceeds, resulting in approximately $513,000. In addition, the Company exchanged 701,563 Warrants exercisable at a price of $10 into 350,000 Warrants exercisable at a price of $3.50 . Through March 29, 1996, Capital Growth also had a continuing relationship with the Company pursuant to which Capital Growth provided advisory and investment banking services to the Company, principally in connection with financing matters. The Company pays Capital Growth $4,500 per month for such services, beginning on March 29, 1995. The terms of this relationship were comparable to terms that would have been obtainable from unaffiliated sources.


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         Item 14 is unchanged.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               BIOSAFE INTERNATIONAL, INC.

Date: April 30, 1997           By: Robert Rivkin
                                   --------------
                                   Robert Rivkin
                                   Vice President, Chief Financial Officer,
                                   Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)