Form 10-Q
period 1997-03-31
BIOSAFE INTERNATIONAL INC
filed 1997-05-15
CIK 847468

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549

                                   FORM 10-Q


                 QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                      For quarterly period ended March 31, 1997


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

                             Yes   X      No
                                 ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                           Outstanding as of May 14, 1997
               -----                           ------------------------------
    Common Stock, $.001 par value                         17,662,571

                                              BIOSAFE INTERNATIONAL, INC.


              Index to Contents                                        Page No.
              -----------------                                        --------

Part I     Financial Information

           Item I.    Financial Statements:

                  Consolidated Balance Sheets as of March 31, 1997 and
                         December 31, 1996                                  1-2

                  Consolidated  Statements of Operations for the Three
                         Months Ended March  31,1997 and 1996, and for
                         the period from April 23,1990, (inception) to
                         March 31, 1997.                                      3

                  Consolidated  Statements of Cash Flows for the Three
                         Months Ended March  31,1997 and 1996, and for
                         the period from April 23,1990, (inception) to
                         March 31, 1997.                                      4


                  Notes to Consolidated Financial Statements               5-14

           Item 2.    Management's Discussion and Analysis of Consolidated
                         Financial Condition and Results of Operations    15-23

Part II    Other Information

           Item 1.    Legal Proceedings                                   24-25

           Item 2.    Changes in Securities                                  26

           Item 3.    Defaults on Senior Securities                          26

           Item 4.    Submission of Matters to  a Vote of Security Holders   26

           Item 5.    Other Information                                      26

           Item 6.    Exhibits and Reports on Form 8-K                       26

Signatures                                                                   27

                     BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                             Consolidated Balance Sheets




                                                   March 31,       December 31,
              Assets                                 1997              1996
              ------                              (unaudited)
                                               ---------------   ---------------

Current assets:
   Cash                                         $      466,646    $     264,776
   Accounts and notes receivable, net                  816,865        1,158,677
   Assets held for resale                              275,000          275,000
   Prepaid expenses and other current assets           568,595          499,000
                                                --------------    --------------

      Total current assets                           2,127,106        2,197,453

Accounts and notes receivable                          340,812          451,169
Restricted cash and securities                       1,227,095        1,210,017
Due from former employee (Note 6)                      500,000          500,000
Property and equipment, net (Note 4)                12,090,341       11,705,712
Deferred financing costs                               652,150          664,105
Other assets                                           133,523          129,634
                                                --------------    --------------

      Total assets                              $   17,071,027    $  16,858,090
                                                ==============    ==============

See accompanying notes to consolidated financial statements.

                    BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                             Consolidated Balance Sheets







                                               March 31,            December 31,
  Liabilities and Stockholders' Equity           1997                  1996
  ------------------------------------      ---------------      ---------------
                                              (unaudited)

Current liabilities:
   Current portion of long-term debt and
      notes payable                         $    1,985,806       $    2,165,378
   Accounts payable                              1,437,493            1,529,076
   Accrued expenses                                943,486            1,225,715
   Restructuring and current liabilities
      related to discontinued operations
      (Note 3)                                   1,750,097            1,785,097
                                            ---------------      ---------------
      Total current liabilities                  6,116,882            6,705,266


Long-term debt and notes payable (Note 6)       10,629,194            9,450,373
Landfill closure and post-closure costs          1,537,000            1,520,000
                                            ---------------      ---------------
      Total liabilities                         18,283,076           17,675,639
                                            ---------------      ---------------

Commitments and Contingencies (Note 7)

Minority interest                                1,026,885            1,031,456
                                            ---------------      ---------------

Stockholders' equity (deficit): (Note 8)
   Common stock, $.001 par value.
      Authorized 100,000,000 shares;
      17,662,571 and 16,802,569 shares
      issued and outstanding at March 31, 1997
      and December 31, 1996, respectively           17,662               16,802
   Additional paid-in capital                   21,749,420           21,351,280

   Deficit accumulated during the
      development stage                        (24,006,016)         (23,217,087)
                                            ---------------      ---------------
      Total stockholders' equity (deficit)      (2,238,934)          (1,849,005)



      Total liabilities and stockholders'
         equity (deficit)                   $   17,071,027       $   16,858,090
                                            ===============      ===============


See accompanying notes to consolidated financial statements.

                   BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                       Consolidated Statements of Operations
                                   (unaudited)


                                                                    Period from
                                       Three Months Ended         April 23, 1990
                                --------------------------------  (inception) to
                                       March 31,      March 31,       March 31,
                                         1997           1996            1997
                                     ------------   ------------   -------------


Landfill revenues                    $    396,309   $   417,199    $  3,236,312
                                     ------------   ------------   -------------

Cost of landfill operations:

   Operating expenses                    242,482        228,421       1,929,047
   Depreciation and amortization         112,177         43,831         553,611
   Write-off of landfill development costs     -              -       6,652,075
                                     ------------   ------------    ------------

   Total cost of landfill operations     354,659        272,252       9,134,733
                                     ------------   ------------    ------------

   Gross profit                           41,650        144,947      (5,898,421)

Selling, general and administrative
   expenses                              562,605      1,169,060      11,031,108
Amortization of prepaid consulting fees        -        166,875       1,335,000
Restructuring                                  -        250,000       1,741,729
                                     ------------   ------------   -------------

      Income (loss) from operations     (520,955)    (1,440,988)    (20,006,258)
                                     ------------   ------------   -------------

Other income (expense):
   Royalty and other income(expenses), net(2,718)        12,070       5,845,204
   Interest income                        34,652         73,160         596,806
   Gain on sale of assets                      -              -         222,728
   Interest expense and financing costs (304,676)      (275,646)     (2,514,978)
   Equity in loss of affiliate                 -        (30,000)        (96,144)
   Write-off of accounts and notes receivable  -              -      (2,975,001)
   Loss on investment in marketable securities -              -        (100,000)
   Write-off of assets                         -              -        (263,403)
                                     ------------   ------------   -------------
      Total other income (expense)      (272,742)      (220,416)        715,212
                                     ------------   ------------   -------------

      Income (loss) before income
         taxes , minority interest
         and discontinued operations    (793,697)    (1,661,404)    (19,291,046)

Federal and state income tax
   expense (benefit)                           -         25,000         154,579
                                     ------------   ------------    ------------

      Income (loss) before minority
         interest and discontinued
         operations                     (793,697)    (1,686,404)    (19,445,625)

Minority interest                          4,771          6,338           4,407
                                     ------------   ------------   -------------

      Income (loss) from continuing
         operations                  $  (788,926)   $(1,680,066)   $(19,441,218)

Discontinued operations                        -     (1,662,453)     (4,564,798)
                                     ------------   ------------   -------------


      Net income (loss)                 (788,926)    (3,342,519)    (24,006,016)
                                     ============   ============   =============


Net loss per share:
   Loss from continuing operations   $     (0.05)   $      0.14
   Discontinued operations                     -          (0.14)
                                     ------------   ------------

Net income (loss) per share
                                     $     (0.05)   $     (0.28)
                                     ============   ============


Weighted average number of shares
   used in computation of net income
   (loss) per share                   17,454,657     11,745,765


See accompanying notes to consolidated financial statements.

                   BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                        Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                    Period from
                                       Three Months Ended         April 23, 1990
                                --------------------------------  (inception) to
                                       March 31,      March 31,       March 31,
                                         1997           1996            1997
                                     ------------   ------------   -------------





Cash flows from operating activities:
   Net income (loss)                 $   (788,926)  $ (3,342,519)  $(24,006,013)
   Adjustments to reconcile net income
    (loss) to net cash used by operating
    activities:
   Discontinued operations                   --        1,662,453      4,564,798
   Depreciation and amortization          124,573        285,028      2,494,346
   Loss on investment in marketable
    securities                               --             --          100,000
   Equity on loss in affiliate               --           (6,338)        96,144
   Minority interest                       (4,574)          --           (4,213)
   Allowance for doubtful accounts           --             --          242,145
   Write-off of accounts and notes
    receivable                               --             --        2,975,001
   Issuance of common stock for services     --             --          400,457
   Write-off of landfill development costs   --             --        6,652,075
   Write-off of assets                       --             --          263,404
   Changes in assets and liabilities:
      Accounts receivable and notes
       receivable                         452,169        635,766     (2,776,523)
      Prepaid expenses and other
       current assets                     (69,595)       209,555       (568,595)
      Accounts payable                    (80,099)    (1,532,634)     1,683,428
      Accrued expenses                   (295,309)       969,602        926,460
      Income and franchise taxes payable     --          (30,526)          --
      Deferred income                        --             --         (500,000)
                                     ------------   ------------   -------------
   Net cash used by continuing
    operations                           (661,761)    (1,149,613)    (7,457,086)
   Net cash used by discontinued
    operations                            (44,084)      (874,238)    (2,294,367)
                                     ------------   ------------   -------------
      Net cash used by operating
       activities                        (705,845)    (2,023,851)    (9,751,453)
                                     ------------   ------------   -------------
Cash flows from investing activities:
   Assets held for sale                      --           49,464       (159,719)
   Restricted cash                        (17,078)          --       (1,227,095)
   Receivable from One, Three, Six, Inc.     --             --         (800,000)
   Investment in affiliate                   --           (9,971)       (96,144)
   Construction in progress                50,256       (912,710)   (14,559,142)
   Future landfill development projects   (24,187)      (138,047)      (838,519)
   Operating equipment used at landfills (124,975)          --         (826,052)
   Equipment used in collection
    operations                           (347,982)          --         (347,982)
   Other property and equipment            (8,315)       (34,751)    (1,228,026)
   Patents                                 (1,679)          --         (100,325)
   Other assets                             1,426        (16,408)       (59,278)
   Licenses and permits                      --             --          (78,807)
                                     ------------   ------------   -------------
      Net cash provided (used) by
       investing activities              (472,534)    (1,062,423)   (20,321,089)
                                     ------------   ------------   -------------
Cash flows from financing activities:
   Deferred financing and
    registration costs                       --          (59,205)    (1,503,866)
   Borrowings from notes payable
    and long-term debt                   1,234,064           --        4,600,471
   Repayment of notes payable
    and long-term debt                   (252,815)      (352,370)    (1,874,113)
   Net borrowings and advances
    from stockholders and related parties    --         (121,768)       266,806
   Issuance of subordinated notes payable    --             --       12,405,000
   Repayments of subordinated notes payable  --             --         (790,000)
   Net proceeds from issuance of
    common stock                          399,000        119,853     16,821,129
   Redemption of preferred stock             --             --         (300,000)
   Preferred stock dividends                 --             --         (117,334)
   Minority interest                         --             --        1,031,095
                                     ------------   ------------   -------------
      Net cash provided by
       financing activities             1,380,249       (413,490)    30,539,188
                                     ------------   ------------   -------------
Increase (decrease) in cash               201,870     (3,499,764)       466,646
Cash, beginning of period                 264,776      5,237,064           --
                                     ------------   ------------   -------------
Cash, end of period                  $    466,646   $  1,737,300   $    466,646
                                     ============   ============   =============


See accompanying notes to consolidated financial statements.

 (1)     Basis of Presentation

      These consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

      Certain  information  and  footnote   disclosures   normally  included  in
         consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's December 31, 1996 audited financial statements and notes thereto.

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

      Cost of Landfill Operations
      Cost of operations  includes direct labor,  fuel,  equipment  maintenance, insurance,  depreciation  and  amortization  of  equipment  and project development  costs,  accruals  for  ongoing  closure  and  post-closure regulatory compliance (for landfills owned), and other routine maintenance and operating costs directly related to landfill operations. Also included in the cost of landfill operations are payments made to the Towns in which each landfill is located in the form of "Host Town Fees" and "Closure Fees" (for landfills operated under management contracts), which are negotiated on a rate per ton basis as part of the contract with the Town. In such Towns, the Town is responsible for the closure and post-closure costs related to the landfill.

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

      Property and Equipment
      Capitalization of landfill development costs begins with the signing of landfill management contracts for facilities operated by the Company that are not owned, or upon determination by the Company of the economic feasibility or extended useful life of each landfill acquired as a result of comprehensive engineering and profitability studies. Capital costs include acquisition, engineering, legal, and other direct costs associated with the permitting and development of new landfills, expansions at existing landfills, and cell development. These costs are capitalized pending receipt of all necessary operating permits or commencement of operations.

      Interest is capitalized on landfill costs related to permitting, site preparation, and facility construction during the period that these assets are undergoing activities necessary for their intended use. Interest costs of $0 and $90,502 were capitalized during the first quarter of 1997 and 1996, respectively.

      Landfill   project    development    costs   are   amortized   using   the
         unit-of-production method, which is calculated using the total units of airspace filled during the year in relation to total estimated permitted airspace capacity. The determination of airspace usage and remaining airspace capacity is an essential component in the amortization calculation. The determination is performed by conducting annual topography surveys of the Company's landfill facilities to determine remaining airspace capacity in each landfill. The surveys are reviewed by the Company's consulting engineers, the Company's internal operating and engineering staff, and its financial and accounting staff. Current year-end remaining airspace capacity is compared with prior year-end remaining airspace capacity to determine the amount of airspace used during the current year. The result is compared against the airspace consumption figures used during the current year for accounting purposes to ensure proper recording of the amortization provision. The reevaluation process did not materially impact results of operations for any periods presented.

      The Company performs assessments for each landfill of the recoverability of capitalized costs which requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in environmental regulation. It is the Company's policy to periodically review and evaluate that the benefits associated with these costs are expected to be realized and therefore capitalization and amortization is justified. Capitalized costs related to landfill development for which no future economic benefit is determined by the Company are expensed in the period in which such determination is made.

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

      Restricted Cash and Securities
      Restricted Cash and Securities consist  principally of funds or securities
         deposited  in  connection  with  landfill   closure  and   post-closure
         obligations.   Amounts  are   principally   invested  in  fixed  income
         securities of federal, state and local governmental entities and financial institutions. The Company considers its landfill closure and post-closure investments to be held to maturity. Substantially all of these investments mature within one year. The market value of these investments approximates their aggregate cost basis at March 31, 1997.

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

      Fair Value of Financial Instruments
      The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the short maturity of these items. The carrying amount of debt, notes and balances with bank lines of credit with interest rates related to the prime rate approximate fair value because the interest rates change with the market interest rates. Other debt approximates fair value as the interest rates charged approximate the Company's external borrowing rate.

      Reclassifications
      Certain amounts in prior year financial statements have been reclassified to conform to the 1997 presentation.

(3)  Restructuring

      During the quarter ended March 31, 1996 the Company recorded restructuring and discontinued operations charges of $250,000 and 1,662,453 respectively. The restructuring plan has resulted in annual savings in excess of $4.0 million.



(4) Property and Equipment

   Property and equipment are stated at cost and consist of the following;


                                                  March 31,        December 31,
                                                     1997              1996
                                                  (unaudited)
                                               ---------------     -------------
   Construction in progress - landfills owned       7,887,051         7,937,307
   Construction in progress - landfills operated          -                 -
   Future landfill development projects               451,544           427,357
   Equipment used at landfills                      2,769,182         2,673,505
   Equipment used in collection operations            347,982               -
   Buildings, facilities and improvements             792,255           792,255
   Other property and equipment                       339,061           330,746
                                               ---------------     -------------
                                                   12,587,075        12,161,170
   Less accumulated depreciation and amortization    (496,734)         (455,458)
                                              ----------------    --------------
                                                    12,090,341       11,705,712
                                               ===============     =============


      Acquisition of Landfill in Moretown, Vermont
      The Company has acquired, through a joint venture in which the Company has an 80% interest, a 193 acre landfill located in Moretown, Vermont. The current estimated available new capacity at this landfill, excluding remodeling, is in excess of 1.1 million tons. On September 30, 1996, the Company received its final permit from the Vermont Department of Natural Resources to commence operations at the landfill at an average of 350 tons per day("TPD"). On October 7, 1996, the Company began operations at the landfill, which is currently operating at approximately 150 - 200 TPD. The Company anticipates the operating level of the landfill to increase to approximately 200 - 250 TPD by the end of the third quarter of 1997. The Company intends to operate the landfill at that level until the Company permits and constructs its next cell, at which time the Company expects to increase the operating level to full capacity.

      On March 31, 1997, the Company  received a $1 million loan from The Howard
         Bank in Burlington, Vermont for development costs and working capital requirements of the landfill.

      Also on March 31, 1997,  the Chittenden  Solid Waste District  ("CSWD") in
         northwestern Vermont awarded BioSafe a $1.3 million, 15-month contract to dispose of the sludge from the wastewater treatment plants within the District. Under the contract, the landfill will receive approximately 23,000 tons of sludge from the Chittenden Solid Waste District during the period from March 31, 1997 to June 30, 1998 at $56 per ton. In addition, BioSafe will be responsible for transporting the sludge from the District's special waste processing facility to the Moretown landfill.

      On April 2,  1997,  the  Company  filed its  permit  application  with the
         Vermont Agency of Natural Resources for the next cell or cell 2 at the landfill. On April 14, 1997 the permit application was determined to be administratively complete by the Vermont Department of Natural Resources. The Company anticipates that it will take approximately 6 - 12 months to receive its final permits to operate cell 2.

      On April 11, 1997, the Company signed a Memorandum of Understanding with the CSWD to lease/purchase the CSWD's 400 ton per day permitted transfer station in Burlington, Vermont. This transaction will offer the Company greater access to the Burlington, Vermont and surrounding area markets, Vermont's most populated and industrious community. The Company anticipates taking over operations of the transfer station on or about September 1, 1997.

      The Company's   ownership  of  the  landfill  through  its subsidiary  WPV involves a greater degree of exposure to potential environmental liabilities than is involved with landfills operated under a management contract. In conjunction with the acquisition, the Company recorded $1.5 million in estimated closure and post-closure costs based on engineering estimates of the current condition of the landfill.

      Town of Fairhaven
      On July  24,  1994,  BioSafe  entered  into a  contract  with  the Town of
         Fairhaven, Massachusetts to remodel the Town's existing 26 acre landfill. On June 22, 1995, the Company commenced operations and began accepting waste at the landfill utilizing existing capacity. Since then, the Company has remodeled and constructed an initial cell at the landfill, and on August 12, 1996, the Company received final authorization from the Massachusetts Department of Environmental Protection to operate the cell under the Town's current existing permit at 150 TPD. On November 8, 1995, an action was brought against various parties including the Company relating to the Fairhaven landfill. On September 9, 1996, pursuant to the Massachusetts Administrative Procedures Act, the action was heard by a Bristol County Superior Court Judge. As of May 14, 1997, a ruling has not been issued. The Company, until the outcome of this litigation is determined, has ceased making additional capital investments in this project and has operated the landfill at a reduced capacity. Based on the extensive delays and additional operating costs to the project because of this litigation and other matters, resulting in the current uncertainty of the long-term economic viability of the project, the Company decided to write-off its capital investment in the project at December 31, 1996 of $6,342,196. Included in the $6,342,196 is a reserve of $625,000 for additional litigation and ongoing site construction costs. When the litigation is resolved, the Company at that time will reassess the continued feasibility of the project.

      The contract requires the Company to pay a "Host Town Fee" of $2.00 per ton or 5% of the tipping fees for solid waste and $3.00 per ton to contribute to the Town's closure and post-closure costs, excluding waste from the Town and waste for "beneficial reuse."


(5)   Landfill Closure and Post-Closure Costs

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

      The Company has  estimated  as of March 31,  1997 that the total costs for final closure and post-closure of Cell I at the Moretown, Vermont landfill, including capping costs, cap maintenance, groundwater monitoring, methane gas monitoring, and leachate treatment and disposal for up to 30 years after closure, is approximately $2.1 million. Based upon the existing conditions of the landfill at acquisition, $1.54 million has been accrued at March 31, 1997. The Company bases its estimates for these accruals on respective state regulatory requirements, including input from its internal and external consulting engineers and interpretations of current requirements and proposed regulatory changes. The closure and post-closure requirements are established under the standards of the U.S. Environmental Protection Agency's Subtitle D regulations as implemented and applied on a state-by-state basis.

      The determination of airspace usage and remaining airspace capacity is an essential component in the calculation of closure and post-closure accruals. See Note 2 - Summary of Significant Accounting Policies.

(6)  Long-term debt

      Howard Bank financing
      On March 31,  1997,  the  Company's  subsidiary,  Waste  Professionals  of
         Vermont, Inc.("WPV") closed a $1 million term loan with The Howard Bank of Burlington, Vermont. The term of the loan is for 36 months with an initial rate of 15%. The initial rate shall be reduced when the Company raises additional equity as outlined in the agreement. The loan is primarily secured by a first mortgage on WPV's landfill and the royalties due the Company under its licensing agreement with ScotSafe, and is guaranteed by the Company.

 (7) Contingencies

      Landfill related activities
      In the normal course of its business, and as a result of the extensive governmental regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings involving federal, state, or local agencies. In these proceedings, the agency may seek to impose fines on the Company or to revoke or deny renewal of an operating permit held by the Company. From time to time, the Company also may be subjected to actions brought by citizens' groups in connection with the permitting of its landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. Certain federal and state environmental laws impose strict liability on the Company for such matters as contamination of water supplies or the improper disposal of hazardous waste. The Company's operation of landfills subjects it to certain operational, monitoring, site maintenance, closure and post-closure obligations which could give rise to increased costs for monitoring and corrective measures. See Note 5 - Landfill Closure and Post Closure Costs.

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

      None of the Company's landfills are currently connected with the Superfund
         National Priorities List or potentially responsible party issues.

      Legal Matters
      The Company is party to pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's management, after consultation with outside legal counsel, is of the opinion that the expected final outcome should not have a material adverse effect on the Company's financial position, results of operations or liquidity, and are summarized as follows:

      a) In July 1996, the Company commenced arbitration proceedings against Dr. Richard Rosen (Rosen), former Chairman, Chief Executive Officer and President of the Company, seeking to recover amounts, excluding interest and litigation costs, which the Company believes it was owed by Rosen. This action was undertaken at the direction of the Board of Directors following its receipt of a report by a special committee which had been appointed to investigate Rosen's financial dealings with the Company. The Special Committee retained independent counsel in connection with its investigation. Rosen resigned from all offices with the Company on March 27, 1996. Amounts which the Company sought to recover included unreimbursed advances and amounts which the Company believed constituted improper expense reimbursements and payments of Company funds for personal benefit.

      An arbitration  hearing was  completed on October 25, 1996.  On January 2,
         1997, the arbitrator issued the Award of Arbitrator, directing Rosen to pay $780,160, excluding interest and litigation costs, for breaches by Rosen of his employment agreement with the Company "in failing to discharge in good faith the duties of his positions and failing to act under the direction of the Board of Directors of the Company. On February 25, 1997 the Middlesex Superior Court in Cambridge, Massachusetts confirmed the arbitration award and entered the judgment against Rosen. Previously, the Company sought and obtained Injunctive Relief in Massachusetts Superior Court prohibiting any sale or other transfer by Rosen of his stock in the Company in order to provide security for the Company's claims. No assurance can be given that the Company will be able to collect any amounts awarded in arbitration. The Company is carrying on its March 31, 1997 balance sheet an amount of $500,000 in unreimbursed advances due from Rosen, but the Company's other claims and additional advances have not been reflected on the balance sheet at this time.

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

      The Company believes that the Plaintiffs' stated grounds in the ATC appeal are without merit and that the ATC will be upheld as a result of the hearing. However, if the DEP's granting of the permit were reversed, the Company's plans with respect to the Fairhaven landfill project would be materially adversely affected. The ATC permit remains in effect during the pendency of the appeal.

      Previously, on January 12, 1996, the Company filed a motion to dismiss the MEPA Claims. The Town and DEP filed a similar motion. The Court heard oral argument on the motions to dismiss on April 9, 1996. On May 1, 1996, the Court issued a decision on the motions to dismiss in favor of BioSafe and the Town, dismissing the MEPA claims in their entirety.

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

      The second case  commenced  on September  9, 1996.  In that case, the same
         Plaintiffs appealed a permit issued by the DEP authorizing the operation of a component of the remodeled landfill (the "Authorization to Operate" or "ATO"). The plaintiffs challenge to the ATO raises issues similar, and in some instances identical, to those raised in the ATC appeal. Accordingly, as a legal or practical matter, a decision in the ATC appeal may resolve the ATO appeal, and this case is essentially on hold pending the outcome of the ATC appeal. As with the ATC permit, the ATO permit remains in effect during the pendency of the appeal.

                     BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                            (A Development Stage Company)

                         Consolidated Statements of Operations




      c) The  Company   currently   has  ongoing   four   complaints   with  the
         Massachusetts Commission Against Discrimination, principally as the result of actions of the Company's ex-operator of the Fairhaven landfill, Gary Rogers. The Company is not in a position to evaluate the likelihood that damages or other relief will be awarded, or that the amount of damages awarded could be material. The Company has set up an estimated reserve of $125,000 for litigation costs for these matters as of March 31, 1997.


 (8) Common Stock

      On January 21 1997, the Company closed a Regulation "D" private placement of 860,000 shares of common stock at $.50 per share with gross proceeds of $430,000. These shares have not been registered under the Securities Act and may not be sold in the United States without such registration or an applicable exemption from the requirement of registration.

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes thereto of the Company included herein and the Consolidated Financial Statements and related Notes thereto included in the Company's 1996 Annual Report on Form 10-K.

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

         BioSafe is a non-hazardous fully integrated solid waste management company also engaged in the business of rehabilitating landfills to permit their continued operation with increased capacity in an environmentally sound manner, referred to by BioSafe as "landfill remodeling". BioSafe has developed technologies for handling of waste materials for use in landfill remodeling.

         The Company, in January 1997, through an 80% owned subsidiary, entered the waste collection business in the State of Vermont as its initial step to develop fully integrated solid waste management operations in markets where it believes it can maximize utilization of Company owned or operated landfills through such integration. An integrated solid waste management company offers disposal, collection, transfer and recycling services. Accordingly, the Company is in the initial stages of investigating potential acquisitions of waste collection, transfer and/or disposal operations which would be integrated with current or future landfill remodeling projects or additional acquisitions.

         On April 11, 1997, the Company signed a Memorandum of Understanding with the CSWD to lease/purchase the CSWD's 400 ton per day permitted transfer station in Burlington, Vermont. This transaction will offer the Company greater access to the Burlington, Vermont and surrounding area markets, Vermont's most populated and industrious community. The Company anticipates taking over operations of the transfer station on or about September 1, 1997. No other binding agreements or understanding for any such acquisitions exist at this time and no assurance can be given that the Company will be able to complete any such acquisitions.

         As discussed above, BioSafe is focusing its resources and activities on the development of an integrated solid waste management business. With the implementation of Subtitle D Regulations and a growing scarcity of urban-center disposal sites, solid waste disposal continues to move further out from these urban centers. The Company believes that through utilization of its landfill remodeling process, it will be able to acquire and develop landfill capacity in or near urban metropolitan areas. On an integrated basis, this will provide the Company with a geographical and logistical competitive advantage because the Company's operations will be more centrally located as compared to its competitors whose operations will extend out longer distances from disposal sites.

         Prior to March 27, 1996, the Company had been actively developing other technologies with potential application in a number of business areas, including the manufacture of useful materials from tires and other recycled materials, contaminated soil cleanup and recycling, industrial sludge disposal, size reduction equipment design and manufacture (collectively, the "Ancillary Technologies"), and Major Sports Fantasies, Inc.(MSF), a business unrelated to the environmental industry. Since March 27, 1996 the Company has not allocated its resources or activities to the development or commercial exploitation of the Ancillary Technologies or MSF.

         The Company is currently maintaining ownership of its infectious medical waste disposal technology, which is fully developed and requires no further development costs, which is outside the Company's core business.

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

Recapitalization

         To address its need to raise substantial additional capital, BioSafe is currently negotiating a private placement of up to 100,000 shares of $.001 par value Convertible Preferred Stock at $100 per share, which could result in gross proceeds to the Company of up to $10,000,000. The Shares will be converted into the Company's common shares at a conversion price equal to the average closing price of the Company's common stock (traded on the NASDAQ Small-Cap Market under the symbol of BSFE) on the five days prior to closing, subject to final negotiation and Board approval. The company anticipates closing on this transaction on or before June 30, 1997.



Three months Ended March 31, 1997 Compared to Three Months Ended March  31, 1996

Financial Position

         BioSafe had $467,000 in cash as of March 31, 1997. This represented an increase of $202,000 from December 31, 1996. Working capital as of March 31, 1997, was ($3,990,000), an increase of $518,000 from December 31, 1996. This increase was primarily due to the proceeds from the January 1997 Regulation "D" private placement of common stock and the proceeds from the Howard Bank loan. See Notes 6 and 8 to the Consolidated Financial Statements presented in Item I.

         During the three months ended March 31, 1997, the Company devoted its resources to various project development and related activities. Additions to property and equipment, primarily related to development of the Company's collection operations in Vermont, of $348,000 were made during the three months ended March 31, 1997.

Results of Operations

         Landfill revenues for the quarter ended March 31, 1997 consisted of $396,000 received from operation of the Moretown landfill which commenced operations on October 7, 1996. Revenues for the three months ended March 31, 1996 consisted of $417,000 received from operations of the Fairhaven landfill project which commenced on June 22, 1995. At December 31, 1996 the Company wrote-off its investment in the Fairhaven landfill project and set-up a reserve of $625,000 for additional litigation and ongoing site construction costs.

         Selling, general and administrative expenses consist of project development activities, marketing and sales costs, salaries and benefits, and legal, accounting and other professional fees, and other administrative costs. These costs totaled $563,000 for the three months ended March 31, 1997, as compared to $1,169,000 for the comparable quarter ended March 31,1996. This represented a decrease of $606,000 which was primarily the result of the restructuring undertaken on March 27, 1996.

         Other income and (expenses) for the three months ended March 31, 1997 totaled ($273,000) as compared to ($220,000) for the comparable quarter ended March 31, 1996. The increase was primarily the result of increased interest expense and a reduction in interest income. The Company did not receive any significant revenues under its medical waste licensing agreement during the quarters ended March 31, 1997 and 1996.

         For the quarter ended March 31, 1997, the net loss was ($789,000) as compared to net loss of ($3,343,000) in the comparable prior year quarter, or a decrease of $2,554,000. The net loss for the quarter ended March 31, 1996 included non-recurring restructuring and discontinued operation charges of $1,912,000 and amortization of pre-paid consulting fees of $167,000.

Environmental and Regulatory Matters

         The Company and its customers operate in a highly regulated environment, and in general the Company's projects, such as the Moretown landfill, will be required to have federal, state and/or local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, BioSafe or its customers may be required to obtain additional operating permits or approvals. There can be no assurance that BioSafe will meet all of the applicable regulatory requirements. Any delay in obtaining required permits or approvals will tend to cause delays in the Company's ability to obtain bond or other project financing, resulting in increases in the Company's needs to invest capital in projects prior to obtaining financing, and will also tend to reduce project returns by deferring the receipt of project revenues. In the event that the Company is required to cancel any planned project as a result of the inability to obtain required permits or other regulatory impediments, the Company may lose any investment it has made in the project up to that point, and in the case of the Moretown landfill project, have a material adverse effect on the Company's financial condition and results of operations.

         To the extent possible, the Company intends to conduct its operations in such a manner as to minimize the impact of environmental issues on operating results. As a general matter, the Company will seek to avoid projects in which it would be required to handle or dispose of hazardous waste, although it is prepared to consider projects that may involve some cleanup of previously existing hazardous waste, subject to controls designed to minimize exposure to risk of liability and to assure an economic return from the activity. The Company's landfill projects will involve the installation and operation of extensive environmental monitoring systems to enable the Company to identify and deal with any potential environmental problems, which systems have already been implemented at the Fairhaven and Moretown landfill projects. The cost of installing these systems is included in the Company's total investment in the project. The Company's contract for the Fairhaven landfill project requires the Town, as owner of the landfill, to pay for the ultimate cost of closing the landfill, and provides for a set-aside of a part of the Town's share of project revenues to establish a sinking fund for payment of closure costs, so that the Company will not be required to establish any reserves for this purpose. The Company intends to implement similar arrangements for closure costs in its agreements for other landfill projects which it may enter into in the future. The Company's ownership of the Moretown landfill through its subsidiary, Waste Professionals of Vermont, Inc., involves a greater degree of exposure to potential environmental liabilities than is involved with landfills operated under a management contract. In conjunction with the acquisition of the Moretown project, the Company recorded $1.5 million in estimated closure and post-closure costs based on engineering estimates of the current condition of the landfill. See Note 5 to the Consolidated Financial Statements presented in Item 1.

Certain Factors Affecting Future Operating Results

         Operating Losses and Accumulated Deficit; Uncertainty of Future Profitability. BioSafe had an accumulated operating deficit at March 31, 1997, of $24,006,000. Prospects for future profitability are heavily dependent on the success of BioSafe's ability to build an integrated solid waste management company, and its landfill remodeling projects. There can be no assurance that BioSafe will generate sufficient revenue to be profitable or, if profitable, to maintain profitability in future years.

         Possible Delisting of Securities from NASDAQ System. The Company's Common Stock is traded on the NASDAQ Small-Cap system. In order to continue to qualify for quotation on the NASDAQ Small-Cap System, the Company must have, among other things, at least $2,000,000 in total assets, $1,000,000 in capital and surplus and a minimum bid price for its common shares of $1.00 per share. Accordingly, if the Company is unable to satisfy the continued listing criteria under the rules, any listed security will be subject to delisting. In such an event, the Company's Common Stock would not be eligible for continued quotation on the NASDAQ System. The loss of continued quotation on the NASDAQ System may also cause a decline in share price, loss of news coverage of the Company and difficulty in obtaining subsequent financing.

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

         Potential Environmental Liability and Adverse Effect of Environmental Regulation. BioSafe's business exposes it to the risk that it will be held liable if harmful substances escape into the environment as a result of its operations and cause damages or injuries. Moreover, federal, state and local environmental legislation and regulations require substantial expenditures and impose significant liabilities for noncompliance. See "Environmental and Regulatory Matters".

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

         Risks Attendant to Company Growth. The Company expects to experience significant growth in its business. This growth will continue to make significant demands on the Company's management, resources and operations. To manage its growth effectively, the Company will be required to continue to improve its operational, financial and management information systems and to hire and train new employees and manage its current employees. The Company's failure to manage growth effectively could have a material adverse affect on the Company's business and financial performance.

         Competition. The markets in which BioSafe competes are characterized by several large companies and numerous small companies. Any of these companies may develop technologies superior to those of BioSafe. Many of BioSafe's potential competitors are large companies with substantially greater financial resources than BioSafe. To the extent these potential competitors offer comparable technologies, BioSafe's ability to compete effectively could be adversely affected.

         In addition to patent protection, BioSafe also relies on trade secrets, proprietary know how and technology which it seeks to protect, and confidentiality agreements with its collaborators, employees and consultants. There can be no assurance that these agreements and other steps taken by BioSafe will be effective to protect BioSafe's technology against unauthorized use by others.

         Dependence on Key Management and Qualified Personnel. BioSafe is highly dependent upon the efforts of its senior officers, Philip Strauss, President and Chief Executive Officer and Robert Rivkin, Vice-President and Chief Financial Officer, and other senior management. The loss of the services of one or more of these employees might have a material adverse effect on the Company. BioSafe does not currently maintain key man insurance on any of its personnel. BioSafe's future success will depend in large part upon its ability to attract and retain additional highly skilled managerial and technical personnel. BioSafe faces competition for hiring such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that BioSafe will be successful in attracting and retaining qualified personnel as required for its projected operations.


Liquidity and Capital Resources

         To date, BioSafe has financed its activities primarily through the issuance of equity securities and debt, including common stock and convertible notes and has raised cumulative net proceeds of approximately $29.2 million from inception through March 31, 1997 from these transactions.

                  The Company has acquired, through a joint venture in which the Company has an 80% interest, a 193 acre landfill located in Moretown, Vermont. The current estimated available new capacity at this landfill, excluding remodeling, is in excess of 1.1 million tons. On September 30, 1996, the Company received its final permit from the Vermont Department of Natural Resources to commence operations at the landfill at an average of 350 tons per day("TPD"). On October 7, 1996, the Company began operations at the landfill which is currently operating at approximately 150 - 200 TPD. The Company anticipates the operating level of the landfill to increase to approximately 200 - 250 TPD by the end of the third quarter of 1997. The Company intends to operate the landfill at that level until the Company permits and constructs its next cell, at which time the Company expects to increase the operating level to full capacity.

         On March 31, 1997, the Company received a $1 million loan from The Howard Bank in Burlington, Vermont for development costs and working capital requirements of the landfill. See Note 6 to the Consolidated Financial Statements presented in Item I.

         Also on March 31, 1997, the Chittenden Solid Waste District ("CSWD") in northwestern Vermont awarded BioSafe a $1.3 million, 15-month contract to dispose of the sludge from the wastewater treatment plants within the District. Under the contract, the landfill will receive approximately 23,000 tons of sludge from the Chittenden Solid Waste District during the period from March 31, 1997 to June 30, 1998 at $56 per ton. In addition, BioSafe will be responsible for transporting the sludge from the District's special waste processing facility to the Moretown landfill.

         On April 2, 1997, the Company filed its permit application with the Vermont Agency of Natural Resources for the next cell or cell 2 at the landfill. On April 14, 1997 the permit application was determined to be administratively complete by the Vermont Department of Natural Resources. The Company anticipates that it will take approximately 6 - 12 months to receive its final permits to operate cell 2.

         On April 11, 1997, the Company signed a Memorandum of Understanding with the CSWD to lease/purchase the CSWD's 400 ton per day permitted transfer station in Burlington, Vermont. This transaction will offer the Company greater access to the Burlington, Vermont and surrounding area markets, Vermont's most populated and industrious community. The Company anticipates taking over operations of the transfer station on or about September 1, 1997. See Note 4 to the Consolidated Financial Statements presented in Item I.

         The Company's total investment in the Moretown landfill project was approximately $8 million at March 31, 1997. The Company estimates that the total cost to WPV of completing the Moretown landfill project as planned, including amounts invested to date, will be approximately $16.2 million.

         On July 24, 1994 BioSafe entered into a contract with the Town of Fairhaven, Massachusetts to remodel the Town's existing 26 acre landfill. On June 22, 1995, the Company commenced operations and began accepting waste at the landfill utilizing existing capacity. On October 11, 1995, a Major Modification Permit was issued by the Massachusetts Department of Environmental Protection("DEP") including an Authorization to Construct and remodel the initial cell at the landfill. Since then, the Company has completed remodeling and constructed an initial cell at the landfill, and on August 12, 1996, the Company received final authorization from the DEP to operate the cell under the Town's current existing permit at 150 TPD. On November 8, 1995, an action was brought against various parties including the Company relating to the remodeling permits at the Fairhaven landfill seeking among other things to appeal the permit that had been issued for remodeling the landfill. See "Legal Proceedings". On September 9, 1996, pursuant to the Massachusetts Administrative Procedures Act, the action was heard by a Bristol County Superior Court Judge. As of May 14, 1997 a ruling has not been issued. The Company, until the outcome of this litigation is determined, has ceased making additional capital investments in this project and has operated the landfill at a reduced capacity. Based on the extensive delays and additional operating costs to the project because of this litigation and other matters, resulting in the current uncertainty of the long-term economic viability of the project, the Company has decided to write-off its capital investment in the project through December 31, 1996, of $6,342,196. Included in the $6,342,196 is a reserve of $625,000 for additional litigation and ongoing site construction costs. When the litigation is resolved, the Company at that time will reassess the continued feasibility of the project.

         The Company and the Town of South Hadley, Massachusetts have entered into a contract that provides for BioSafe to operate and remodel an existing 30-acre landfill in South Hadley. On March 26, 1997, the Company received a landfill disruption permit from the Massachusetts Department of Environmental Protection which enables the Company to commence feasibility work at the landfill. If the project is determined to be feasible, the Company anticipates beginning operations and generating revenues at this site by the end of 1998 or early 1999.

         The Company and the Town of Buckland, Massachusetts have entered into a contract that provides for BioSafe to operate and remodel an existing 10-acre landfill in Buckland. The Company and the Town of Buckland are currently reviewing available options for proceeding with this project.

         If the Company is successful in raising additional capital to meet existing commitments and to support additional capital investments, the Company intends to pursue and develop an integrated solid waste management company and increase its landfill remodeling business, therefore dramatically increasing its capital requirements during the next few years. Typically, the Company expects to be required to incur substantial capital costs in connection with feasibility studies, contracting, permitting and initial development, and other due diligence costs ranging from $500,000 up to $2.0 million, for any landfill remodeling project in the initial phases of the project. After completion of these initial phases, the Company will generally seek to obtain project-level financing to recapture a part of its initial investment from such project financing. The Company will therefore be required to commit substantial capital resources from internal sources in the case of any landfill remodeling project prior to being able to obtain outside financing or to derive material operating revenues from the project.

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

         In summary, the Company's total investment required to complete its Moretown, Vermont landfill project, in addition to amounts already invested as of March 31, 1997, will be approximately $8.1 million, subject to possible cost overruns which cannot be predicted. Furthermore, feasibility studies required under the Company's contracts with the Towns of South Hadley and Buckland are expected to cost approximately $1-2 million, and if these projects are determined to be feasible, substantial investments, comparable to those required for the Company's other landfill remodeling projects would be required to complete the projects. The Company has under discussion and negotiation a number of additional landfill remodeling projects or acquisitions, and any contracts resulting from these discussions and negotiations would increase the Company's capital requirements accordingly. In addition, the Company requires cash to fund its corporate staff and other overhead expenses, which may grow significantly as the Company expands the scope of its operations including the development of an integrated solid waste management company. Although the Company has recently begun receiving cash revenues from operation of the Moretown landfill, the Company will require additional financing in order to satisfy its existing and pending commitments.

         BioSafe is currently negotiating a private placement of up to 100,000 shares (the "Shares") of $.001 par value Convertible Preferred Stock at $100 per share, which could result in gross proceeds to the Company of up to $10,000,000. The Company's other alternatives under consideration in this regard include the raising of additional equity or long-term debt financing, and certain prospects for additional bank financing in relation to specific projects. Their can be no assurance that all or any of these financing plans and expectations will be realized. Failure of the Company to obtain required financing in the short term could have a materially adverse effect on the Company's financial condition and operation.

Inflation

         BioSafe does not believe its operations have been materially affected by inflation.

                           BIOSAFE INTERNATIONAL, INC.
                           ---------------------------


Part II    Other Information

           Item 1.    Legal Proceedings.

         a) In July 1996, the Company commenced arbitration proceedings against Dr. Richard Rosen (Rosen), former Chairman, Chief Executive Officer and President of the Company, seeking to recover amounts, excluding interest and litigation costs, which the Company believes it was owed by Rosen. This action was undertaken at the direction of the Board of Directors following its receipt of a report by a special committee which had been appointed to investigate Rosen's financial dealings with the Company. The Special Committee retained independent counsel in connection with its investigation. Rosen resigned from all offices with the Company on March 27, 1996. Amounts which the Company sought to recover included unreimbursed advances and amounts which the Company believed constituted improper expense reimbursements and payments of Company funds for personal benefit.

         An arbitration hearing was completed on October 25, 1996. On January 2, 1997, the arbitrator issued the Award of Arbitrator, directing Rosen to pay $780,160, excluding interest and litigation costs, for breaches by Rosen of his employment agreement with the Company "in failing to discharge in good faith the duties of his positions and failing to act under the direction of the Board of Directors of the Company. On February 25, 1997 the Middlesex Superior Court in Cambridge, Massachusetts confirmed the arbitration award and entered the judgment against Rosen. Previously, the Company sought and obtained Injunctive Relief in Massachusetts Superior Court prohibiting any sale or other transfer by Rosen of his stock in the Company in order to provide security for the Company's claims. No assurance can be given that the Company will be able to collect any amounts awarded in arbitration. The Company is carrying on its March 31, 1997 balance sheet an amount of $500,000 in unreimbursed advances due from Rosen, but the Company's other claims and additional advances have not been reflected on the balance sheet at this time.

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

         The Company believes that the Plaintiffs' stated grounds in the ATC appeal are without merit and that the ATC will be upheld as a result of the hearing. However, if the DEP's granting of the permit were reversed, the Company's plans with respect to the Fairhaven landfill project would be materially adversely affected. The ATC permit remains in effect during the pendency of the appeal.

         Previously, on January 12, 1996, the Company filed a motion to dismiss the MEPA Claims. The Town and DEP filed a similar motion. The Court heard oral argument on the motions to dismiss on April 9, 1996. On May 1, 1996, the Court issued a decision on the motions to dismiss in favor of BioSafe and the Town, dismissing the MEPA claims in their entirety.

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

         The second case commenced on September 9, 1996. In that case, the same Plaintiffs appealed a permit issued by the DEP authorizing the operation of a component of the remodeled landfill (the "Authorization to Operate" or "ATO"). The plaintiffs challenge to the ATO raises issues similar, and in some instances identical, to those raised in the ATC appeal. Accordingly, as a legal or practical matter, a decision in the ATC appeal may resolve the ATO appeal, and this case is essentially on hold pending the outcome of the ATC appeal. As with the ATC permit, the ATO permit remains in effect during the pendency of the appeal.

         c) The Company currently has ongoing four complaints with the Massachusetts Commission Against Discrimination, principally as the result of actions of the Company's ex-operator of the Fairhaven landfill, Gary Rogers. The Company is not in a position to evaluate the likelihood that damages or other relief will be awarded, or that the amount of damages awarded could be material. The Company has set up an estimated reserve of $125,000 for litigation costs for these matters as of March 31, 1997.

           Item 2.  Changes in Securities

                  On January 21, 1997, the Company closed a private placement under Rule 506 of Regulation "D" under the Securities act of 1933 as amended of 860,000 shares of common stock at $.50 per share with gross proceeds of $430,000. These shares have not been registered under the Securities Act and may not be sold in the United States without such registration or an applicable exemption from the requirement of registration.

           Item 3.  Defaults on Senior Securities

                  The Company did not make the approximate $200,000 interest payment on its $8,375,000 principal amount 10% convertible subordinated redeemable notes due 2000 (the "Notes") that was payable to noteholders with respect to the quarter ended March 31, 1997. The grace period with respect to the March 31, 1997 interest payment expired on April 30, 1997. As of the date of this report, greater than 25% of the noteholders have agreed to forebear from exercising their remedies with respect to the Notes for a period of 60 days in consideration of receiving equity in the Company's next equity financing. The total arrearage with respect to the Notes as of the date of this report is approximately $200,000.

           Item 4.  Submission of Matters to a Vote of Security Holders

                  On February 14, 1997, the Company held a special meeting of stockholders to approve the change of the Company's state of incorporation from Nevada to Delaware, including changing its name to "Waste Systems International, Inc." through a merger of the Company into a wholly-owned subsidiary. As of that date a quorum was not present and the meeting has been adjourned until May 30, 1997.

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

                          BIOSAFE INTERNATIONAL, INC.



           Date: May 14, 1997       /s/ Philip Strauss
                                    ------------------------
                                    Philip Strauss
                                    Chairman of the Board,
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)




           Date: May 14, 1997       /s/ Robert Rivkin
                                    -----------------------
                                    Robert  Rivkin
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)