Form 10-Q
period 1997-06-30
BIOSAFE INTERNATIONAL INC
filed 1997-08-14
CIK 847468

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q


                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For quarterly period ended June 30, 1997


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


                                   (617) 497-4500
                               Fax (617) 497-6355
                (Registrant's telephone and fax number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days

                          Yes   X          No
                               -----            ----- .
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class                            Outstanding as of  August 14, 1997
            -----                            ----------------------------------
 Common Stock, $.001 par value                            17,662,571

                           BIOSAFE INTERNATIONAL, INC.


         Index to Contents                                             Page No.
         ------------------                                            --------
Part I   Financial Information

            Item I.   Financial Statements:

               Consolidated Balance Sheets as of June 30, 1997 and
                  December 31, 1996                                       1 - 2

               Consolidated Statements of Operations for the Three
                  Months Ended and Six Months Ended June 30, 1997
                  and 1996,  and for the period from April 23, 1990,
                  (inception) to June 30, 1997.                               3

               Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30,  1997 and 1996,  and for the period
                  from April 23,1990, (inception)to June 30, 1997.            4

               Notes to Consolidated Financial Statements                5 - 14

            Item 2.   Management's Discussion and Analysis of
                         Consolidated Financial Condition and Results
                         of Operations                                  15 - 24


Part II    Other Information

            Item 1.   Legal Proceedings                                 25 - 26

            Item 2.   Changes in Securities                                  26

            Item 3.   Defaults on Senior Securities                          27

            Item 4.   Submission of Matters to a Vote of Security Holders    27

            Item 5.   Other Information                                      27

            Item 6.   Exhibits and Reports on Form 8-K                       27

Signatures                                                                   28

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets




                                                   June 30,        December 31,
                             Assets                  1997              1996
                             ------
                                                -------------     -------------
                                                         (unaudited)

Current assets:
  Cash                                         $    5,546,660    $      264,776
  Accounts and notes receivable, net                  822,518         1,158,677
  Assets held for resale                                    -           275,000
  Prepaid expenses and other current assets           749,884           499,000
                                                  -----------     -------------

         Total current assets                       7,119,062         2,197,453

Accounts and notes receivable                         222,712           451,169
Restricted cash and securities                      1,254,392         1,210,017
Due from former employee (Note 7)                     500,000           500,000
Property and equipment, net (Note 4)               10,383,285        11,705,712
Deferred financing costs                              628,193           664,105
Other assets                                          128,641           129,634
                                                -------------     -------------
         Total assets                          $   20,236,285    $   16,858,090
                                                =============     =============

See accompanying notes to consolidated financial statements.

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets



                                                   June 30,        December 31,
     Liabilities and Stockholders' Equity            1997              1996
     ------------------------------------
                                                -------------     -------------
                                                          (unaudited)
Current liabilities:
  Current portion of long-term debt and
     notes payable (Note 6)                    $      761,007      $  2,165,378
  Accounts payable                                    533,440         1,529,076
  Accrued expenses (Note 4)                           789,872         1,225,715
  Restructuring and current liabilities
     related to discontinued operations
        (Note 3)                                    1,595,560         1,785,097
                                                -------------     -------------

         Total current liabilities                  3,679,879         6,705,266


Long-term debt and notes payable (Note 6)           9,779,697         9,450,373
Landfill closure and post-closure costs (Note 5)    1,564,000         1,520,000
                                                -------------     -------------
         Total liabilities                         15,023,576        17,675,639
                                                -------------     -------------

Commitments and Contingencies (Note 7)

Minority interest (Note 9)                                  -         1,031,456
                                                -------------     -------------

Stockholders' equity (deficit): (Notes 8 & 9)
  Common stock, $.001 par value.  Authorized
     100,000,000  shares;   17,662,571  and
     16,802,569  shares  issued  and outstanding
     at June 30, 1997 and December 31, 1996,
     respectively                                      17,662            16,802
  Preferred stock, $.001 par value.  Authorized
     200,000 shares;  97,378 and 0 shares issued
     and outstanding at June 30, 1997 and
     December 31, 1996, respectively                9,737,807                 -
Additional paid-in capital                         21,175,515        21,351,280
Deficit accumulated during the development stage  (25,718,275)      (23,217,087)
                                                -------------     -------------
         Total stockholders' equity (deficit)       5,212,709        (1,849,005)
                                                -------------     -------------

         Total liabilities and stockholders'
            equity (deficit)                   $   20,236,285    $   16,858,090
                                                =============     =============


See accompanying notes to consolidated financial statements.





                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)
                                                                                                             Period from
                                                                                                              April 23,
                                                                                                                 1990
                                                         Three Months Ended          Six Months Ended        (inception)
                                                                                                                  to
                                                      --------------------------  ------------------------
                                                       June 30,      June 30,      June 30,     June 30,       June 30,
                                                         1997          1996          1997         1996           1997
                                                      ------------  ------------  -----------  -----------   -------------

Revenues                                             $    636,459  $    319,413  $ 1,032,768  $   736,612   $   3,872,771
                                                      ------------  ------------  -----------  -----------   -------------

Cost of operations:
  Operating expenses                                      387,474       116,621      629,956      345,042       2,316,521
  Depreciation and amortization                           145,694        54,456      257,871       98,287         699,305
  Write-off of project development costs (Note 4)         837,423       229,113      837,423      229,113       7,489,498
                                                      ------------  ------------  -----------  -----------   -------------
     Total cost of operations                           1,370,591       400,190    1,725,250      672,442      10,505,324
                                                      ------------  ------------  -----------  -----------   -------------

     Gross profit (loss)                                 (734,132)      (80,777)    (692,482)      64,170      (6,632,553)

Selling, general and administrative expenses              475,718       612,796    1,038,323    1,781,856      11,506,826
Amortization of prepaid consulting fees                         -       166,875            -      333,750       1,335,000
Restructuring (Note 3)                                          -             -            -      250,000       1,741,729
                                                      ------------  ------------  -----------  -----------   -------------

     Loss from operations                              (1,209,850)     (860,448)  (1,730,805)  (2,301,436)    (21,216,108)
                                                      ------------  ------------  -----------  -----------   -------------

Other income (expense):
    Royalty and other income (expenses), net              (11,004)       39,800     (13,722)       51,870       5,834,200
    Interest income                                        24,609         9,023       59,261       82,183         621,415
    Gain on sale of assets                                      -             -            -            -         222,728
    Interest expense and financing costs                 (382,307)     (352,242)    (686,983)    (627,888)     (2,897,285)
    Equity in loss of affiliate                                 -       (29,650)            -     (59,650)        (96,144)
    Write-off of accounts and notes receivable                  -             -            -            -     (2,975,001)
    Loss on investment in marketable securities                 -             -            -            -       (100,000)
    Write-off of assets                                         -             -            -            -       (263,403)
                                                      ------------  ------------  -----------  -----------   -------------
     Total other income (expense)                        (368,702)     (333,069)    (641,444)    (553,485)         346,510
                                                      ------------  ------------  -----------  -----------   -------------

     Loss before income taxes , minority interest,
        discontinued operations and extraordinary item (1,578,552)   (1,193,517)   (2,372,249) (2,854,921)    (20,869,598)

Federal and state income tax expense (benefit)                  -        25,000            -       50,000         154,579
                                                      ------------  ------------  -----------  -----------   -------------

      Loss before minority interest,
         discontinued operations and
            extraordinary item                         (1,578,552)   (1,218,517)  (2,372,249)  (2,904,921)    (21,024,177)

Minority interest                                             200        (1,996)       4,971        4,342           4,607
                                                      ------------  ------------  -----------  -----------   -------------

     Loss from continuing operations                   (1,578,352)   (1,220,513)  (2,367,278)  (2,900,579)    (21,019,570)

Discontinued operations                                         -             -            -   (1,662,453)     (4,564,798)
                                                      ------------  ------------  -----------  -----------   -------------

     Loss before extraordinary item                   (1,578,352)    (1,220,513)  (2,367,278)  (4,563,032)    (25,584,368)

Extraordinary item - Loss on extinguishment of debt     (133,907)             -     (133,907)            -       (133,907)
                                                      ------------  ------------  -----------  -----------   -------------

     Net Loss                                        $ (1,712,259) $ (1,220,513) $(2,501,185) $(4,563,032)  $ (25,718,275)
                                                      ============  ============  ===========  ===========   =============


Net loss per share:
  Loss from continuing operations                    $      (0.09) $      (0.10) $     (0.13) $     (0.24)
  Discontinued operations                                       -             -            -        (0.14)
  Extraordinary item                                        (0.01)            -        (0.01)           -
                                                      ------------  ------------  -----------  -----------

  Net loss per share                                 $      (0.10) $      (0.10) $     (0.14) $     (0.38)
                                                      ============  ============  ===========  ===========


Weighted average number of shares used in
  computation of net loss per share                    17,662,569    12,115,575   17,562,790   11,930,670


See accompanying notes to consolidated financial statements.






                                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)
                                      Consolidated Statements of Cash Flows
                                                   (unaudited)
                                                                                                                       Period from
                                                                                                                     April 23, 1990
                                                                                                                     (inception) to
                                                                                     Six months ended June 30,            June 30,
                                                                                        1997            1996                1997
                                                                                        ----            ----                ----
Cash flows from operating activities:

  Net income (loss)                                                            $   (2,501,185)    $  (4,563,032)   $    (25,718,272)
  Adjustments to reconcile net income (loss) to net
   cash used by operating activities:
     Discontinued operations                                                                -         1,662,453           4,564,798
     Depreciation and amortization                                                    375,870           575,265           2,745,643
     Extraordinary loss on extinguishment of debt                                     133,907                               133,907
     Loss on investment in marketable securities                                            -                 -             100,000
     Equity on loss in affiliate                                                            -            59,650              96,144
     Minority interest                                                                   (200)           (4,341)                161
     Allowance for doubtful accounts                                                        -                 -             242,145
     Write-off of accounts and notes receivable                                             -                 -           2,975,001
     Issuance of common stock for services                                             44,854                 -             445,311
     Write-off of project development costs                                           837,423                 -           7,489,498
     Write-off of assets                                                                    -                 -             263,404
     Changes in assets and liabilities:
        Accounts receivable and notes receivable                                      564,616           533,403          (2,664,076)
        Prepaid expenses and other current assets                                    (250,884)          178,062            (749,884)
        Accounts payable                                                             (995,636)       (1,147,356)            767,891
        Accrued expenses                                                             (298,480)          122,991             923,289
        Income and franchise taxes payable                                                  -           (51,535)                  -
        Deferred income                                                                     -                 -            (500,000)
                                                                                --------------    --------------    ----------------
     Net cash used by continuing operations                                        (2,089,715)       (2,634,440)         (8,885,040)
     Net cash used by discontinued operations                                        (189,537)         (966,374)         (2,439,820)
                                                                                --------------    --------------    ----------------
        Net cash used by operating activities                                      (2,279,252)       (3,600,814)        (11,324,660)
                                                                                --------------    --------------    ----------------
Cash flows from investing activities:
  Assets held for sale                                                                      -                 -            (159,719)
  Restricted cash                                                                     (44,375)         (973,257)         (1,254,392)
  Receivable from One, Three, Six, Inc.                                                     -                 -            (800,000)
  Investment in affiliate                                                                   -           (49,621)            (96,144)
  Construction in progress                                                            (61,675)       (1,748,448)        (14,671,073)
  Future landfill development projects                                                 16,205           (25,002)           (798,127)
  Operating equipment used at landfills                                               722,105           (34,074)             21,028
  Equipment used in collection operations                                            (135,382)                -            (135,382)
  Other property and equipment                                                       (246,165)         (434,002)         (1,465,876)
  Patents                                                                              (1,465)           (2,601)           (100,111)
  Other assets                                                                          6,094            (3,737)            (54,610)
  Licenses and permits                                                                      -                 -             (78,807)
                                                                                --------------    --------------    ----------------
        Net cash provided (used) by investing activities                              255,342        (3,270,742)        (19,593,213)
                                                                                --------------    --------------    ----------------
Cash flows from financing activities:
  Deferred financing and registration costs                                           (56,798)                -          (1,560,664)
  Borrowings from notes payable and long-term debt                                  1,234,064           (67,637)          4,600,471
  Repayment of notes payable and long-term debt                                    (1,959,215)                           (3,580,513)
  Net borrowings and advances from stockholders and related parties                         -          (118,760)            266,806
  Issuance of subordinated notes payable                                                    -                 -          12,405,000
  Repayments of subordinated notes payable                                                  -          5,905,152           (790,000)
  Net proceeds from issuance of common stock                                          399,000                  -         16,821,129
  Net proceeds from issuance of preferred stock                                     7,688,543                  -          7,688,543
  Redemption of preferred stock                                                             -                  -           (300,000)
  Preferred stock dividends                                                                 -                  -           (117,334)
  Minority interest                                                                       200            (75,024)         1,031,295
                                                                                --------------    --------------    ----------------
        Net cash provided by financing activities                                   7,305,794          5,643,731         36,464,733
                                                                                --------------     --------------   ----------------
Increase (decrease) in cash                                                         5,281,884         (1,227,825)         5,546,660
Cash, beginning of period                                                             264,776          5,237,064                 -
                                                                                --------------     --------------   ----------------
Cash, end of period                                                            $    5,546,660     $    4,009,239   $      5,546,660
                                                                                ==============     ==============   ================


See accompanying notes to consolidated financial statements.







 (1)     Basis of Presentation

      These consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

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

      The Company recognizes collection fees from its hauling operations as the services are provided.

      Cost of Operations
      Cost of operations  includes direct labor,  fuel,  equipment  maintenance, insurance,  depreciation  and  amortization  of  equipment  and project development  costs,  accruals  for  ongoing  closure  and  post-closure regulatory compliance (for landfills owned), and other routine maintenance and operating costs directly related to landfill and hauling operations. Also included in the cost of landfill operations are payments made to the Towns in which each landfill is located in the form of "Host Town Fees" and "Closure Fees" (for landfills operated under management contracts), which are negotiated on a rate per ton basis as part of the contract with the Town. In such Towns, the Town is responsible for the closure and post-closure costs related to the landfill.

      Landfill Closure and Post-Closure Costs
      TheCompany estimates and accrues closure and post-closure costs for landfills owned or acquired on a unit-of-production basis over each facility's estimated remaining airspace capacity. The Company records reserves, as necessary, as a component of the purchase price of facilities acquired, in acquisitions accounted for under the purchase method, when the acquisition is consummated.

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

      Interest is capitalized on landfill costs related to permitting, site preparation, and facility construction during the period that these assets are undergoing activities necessary for their intended use. Interest costs of $15,000 and $186,000 were capitalized during the six months ended June 30, 1997 and 1996, respectively.

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

      Use of Estimates
      The preparation f financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Restricted Cash and Securities
      Restricted Cash and Securities consist  principally of funds or securities
         deposited  in  connection  with  landfill   closure  and   post-closure
         obligations.   Amounts  are   principally   invested  in  fixed  income
         securities of federal, state and local governmental entities and financial institutions. The Company considers its landfill closure and post-closure investments to be held to maturity. Substantially all of these investments mature within one year. The market value of these investments approximates their aggregate cost basis at June 30, 1997.

      Deferred Financing Costs
      Deferred financing costs are amortized on a straight-line basis over the life of the related notes payable or debt.

      Net loss Per Share
      Net loss per common share is based on the weighted average number of common shares and dilutive common stock equivalent shares outstanding during each period. Fully diluted net loss per share has been omitted since they are either the same as primary earnings per share or are anti-dilutive.

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

(3)  Restructuring and Discontinued Operations

      During the three and six months ended June 30, 1997 and 1996, the Company recorded restructuring and discontinued operations charges of $0 and $0, and $250,000 and $1,662,453, respectively. As of June 30, 1997, the
         Company has liabilities and reserves totaling $1,595,560 relating to the restructuring and discontinued operations.

(4) Property and Equipment

         Property and equipment are stated at cost and consist of the following;


                                                     June 30,      December 31,
                                                      1997            1996
                                                      ----            ----
                                                           (unaudited)

  Construction in progress - landfills owned    $    7,940,699   $    7,937,307
  Future landfill development projects                 411,152          427,357
  Equipment used at landfills                          956,856        2,673,505
  Equipment used in collection operations              369,444           -
  Buildings, facilities and improvements               649,901          792,255
  Other property and equipment                         369,754          330,746
                                               ---------------    -------------
                                                    10,697,806       12,161,170
  Less accumulated depreciation and amortization     (314,521)        (455,458)
                                              ----------------   --------------

                                                $   10,383,285    $   1,705,712
                                               ===============    =============


  Landfill in Moretown, Vermont
  The Company owns a landfill  located in  Moretown,  Vermont.  The  current estimated available new capacity at this landfill, excluding remodeling, is in excess of 1.1 million tons. On September 30, 1996, the Company received its final permit from the Vermont Department of Natural Resources to commence operations at the landfill at an average of 350 tons per day("TPD"). On October 7, 1996, the Company began operations at the landfill, which is currently operating at approximately 175 - 225 TPD. The Company anticipates the operating level of the landfill to increase to approximately 225 - 300 TPD by September 30, 1997 end of the third quarter of 1997. The Company intends to operate the landfill at that level until the Company permits and constructs its next cell, at which time the Company expects to increase the operating level to full capacity.

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

      On April 2,  1997,  the  Company  filed its  permit  application  with the
         Vermont Agency of Natural Resources for the next cell or cell 2 at the landfill. On April 14, 1997 the permit application was determined to be administratively complete by the Vermont Department of Natural Resources. The Company anticipates that it will take approximately 6 - 12 months from the date of filing to receive its final permits to operate cell 2.

      On June  19,  1997,  the  Company  signed  an  agreement  with the CSWD to lease/purchase the CSWD's permitted transfer station in Burlington, Vermont. This transaction will offer the Company greater access to the Burlington, Vermont and surrounding area markets, Vermont's most populated and industrialized community. The Company anticipates taking over operations of the transfer station on or about September 30, 1997.

      The  Company's  ownership of  the  landfill  through  its  subsidiary  WPV involves a greater degree of exposure to potential environmental liabilities than is involved with landfills operated under a management contract. In conjunction with the acquisition, the Company recorded $1.5 millionin estimated closure and post-closure costs based on engineering estimates of the current condition of the landfill.

      Town of Fairhaven
      On July  24,  1994,  BioSafe  entered  into a  contract  with  the Town of
         Fairhaven, Massachusetts to remodel the Town's existing 26 acre landfill. On November 8, 1995, an action was brought against various parties including the Company relating to the Fairhaven landfill. On September 5, 1996, pursuant to the Massachusetts Administrative Procedures Act, the action was heard by a Bristol County Superior Court Judge. On June 2, 1997 The Massachusetts Superior Court issued an Order denying the plaintiff's action. This order, which represents a favorable outcome for the Company's position, is subject to appeal to the Massachusetts Appeals Court after entry of a judgment on the order. The Company has initiated discussions with the Town of Fairhaven with regard to the future of the project, and has ceased all operations of the project at this time. As previously disclosed, the future economic viability of the project is doubtful because of the extensive delays and additional operating costs resulting from the litigation and other factors. As of June 30, 1997 the Company has set up a reserve of $500,000, which is included in accrued expenses on the June 30, 1997 balance sheet, for additional litigation and ongoing site construction costs. Also, in June of 1997 the Company entered into settlements with various equipment finance companies relating to the equipment at the Fairhaven landfill. The settlements resulted in a non-recurring, non-cash write-off of approximately $800,000 during the quarter ended June 30, 1997, but relieved the Company of obligations of a similar amount.


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

      The Company  has estimated  as of June 30,  1997 that the total  costs for final closure and post-closure of Cell I at the Moretown, Vermont landfill, including capping costs, cap maintenance, groundwater monitoring, methane gas monitoring, and leachate treatment and disposal for up to 30 years after closure, is approximately $2.1 million. Based upon the existing conditions of the landfill at acquisition and cumulative usage, $1.56 million has been accrued at June 30, 1997. The Company bases its estimates for these accruals on respective state regulatory requirements, including input from its internal and external consulting engineers and interpretations of current requirements and proposed regulatory changes. The closure and post-closure requirements are established under the standards of the U.S. Environmental Protection Agency's Subtitle D regulations as implemented and applied on a state-by-state basis.

      The determination of airspace usage and remaining airspace capacity is an essential component in the calculation of closure and post-closure accruals. See Note 2 - Summary of Significant Accounting Policies.

(6)  Long-term debt

      Howard Bank financing
      On March 31,  1997,  the  Company's  subsidiary,  Waste  Professionals  of
         Vermont, Inc.("WPV") closed a $1 million term loan with The Howard Bank of Burlington, Vermont. The term of the loan is payable in 36 equal monthly payments and bears interest at 12% per annum.

      On June 30, 1997 the Company closed a Regulation "D" private  placement of
         Series "A" Convertible Preferred Stock which raised net proceeds of approximately $9.2M. See Note 9. As part of the private placement, the Company converted approximately $570,000 in bank debt into preferred stock and exchanged a $850,000 minority interest into preferred stock, which are included in the $9.2 million total net proceeds.


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

      An arbitration  hearing was  completed on October 25, 1996.  On January 2,
         1997, the arbitrator issued the Award of Arbitrator, directing Rosen to pay $780,160, excluding interest and litigation costs, for breaches by Rosen of his employment agreement with the Company "in failing to discharge in good faith the duties of his positions and failing to act under the direction of the Board of Directors of the Company. On February 25, 1997 the Middlesex Superior Court in Cambridge, Massachusetts confirmed the arbitration award and entered the judgment against Rosen. Previously, the Company sought and obtained Injunctive Relief in Massachusetts Superior Court prohibiting any sale or other transfer by Rosen of his stock in the Company in order to provide security for the Company's claims. No assurance can be given that the Company will be able to collect any amounts awarded in arbitration. The Company is carrying on its June 30, 1997 balance sheet an amount of $500,000 in unreimbursed advances due from Rosen, but the Company's other claims and additional advances have not been reflected on the balance sheet at this time.

      b) Susan Allua, et al. v. Massachusetts Department of Environmental Protection, Town of Fairhaven and BioSafe, Inc. Two cases involving the same parties were brought in Bristol Superior Court by sixteen residents of Fairhaven, Massachusetts who reside in the vicinity of the landfill owned by the Town of Fairhaven (the "Landfill") which is being remodeled and operated by the Company. The first case commenced on November 8, 1995. In that case, Plaintiffs appealed a permit issued by the Massachusetts Department of Environmental Protection (the "DEP") authorizing the construction of a component of the remodeling project (the "Authorization to Construct" or "ATC"). Plaintiffs also brought claims alleging that the DEP violated the Massachusetts Environmental Policy Act in issuing the ATO (the "MEPA Claim"). Further, Plaintiffs brought common law claims against the Company for nuisance, trespass and strict liability based principally on alleged dust and odor conditions resulting from the Company's excavation activities at the Landfill. The Company has contested all claims, and is receiving the cooperation of the Town of Fairhaven and the DEP in opposing the claims in which those parties are involved.

      On January  12,  1996,  the  Company  filed a motion to  dismiss  the MEPA
         Claims. The Town and DEP filed a similar motion. The Court heard oral argument on the motions to dismiss on April 9, 1996. On May 1, 1996, the Court issued a decision on the motions to dismiss in favor of BioSafe and the Town, dismissing the MEPA claims in their entirety.

      Pursuant to the Massachusetts Administrative Procedures Act, the Court held a hearing on the ATC appeal on September 5, 1996. On June 2, 1997 the Court issued an order denying the ATC appeal. This order will be subject to possible appeal to the Massachusetts Appeals Court following entry of the judgment on the order.

      Plaintiffs' common law claims for nuisance, trespass and strict liability remain outstanding. These claims are based principally on alleged dust and odor conditions resulting from the Company's excavation activities at the Fairhaven Landfill during the summer and early fall of 1995. The Company is pursuing factual discovery with regards to these claims. If the Plaintiffs pursue these claims after disposition of the ATC appeal, a period of additional discovery and other pre-trial proceedings would take place prior to trial on the merits.

      The second case commenced  on September  9, 1996.  In that case,  the same
         Plaintiffs appealed a permit issued by the DEP authorizing the operation of a component of the remodeled landfill (the "Authorization to Operate" or "ATO"). The plaintiffs challenge to the ATO raises issues similar, and in some instances identical, to those raised in the ATC appeal. Accordingly, as a legal or practical matter, the decision in the ATC appeal may resolve the ATO appeal, and this case has been essentially on hold pending the outcome of the ATC appeal. As with the ATC permit, the ATO permit remains in effect during the pendency of the appeal.

                  BIOSAFE INTERNATIONAL, INC. AND SUBSIDIARIES

                          (A Development Stage Company)

                      Consolidated Statements of Operations




      c) With regard to complaints of former employees against the Company with the Massachusetts Commission Against Discrimination, the Company has entered into a Settlement Agreement with respect to one of the complaints, the costs of which will be applied against the previously established reserve.


 (8) Common Stock

      On January 21 1997, the Company closed a Regulation "D" private placement of 860,000 shares of common stock at $.50 per share with gross proceeds of $430,000. These shares have not been registered under the Securities Act and may not be sold in the United States without such registration or an applicable exemption from the requirement of registration.

 (9) Preferred Stock

      On June 30, 1997 the Company closed a Regulation "D" private  placement of
         Series "A" Convertible Preferred Stock which raised net proceeds of approximately $9.2M. See Note 9. As part of the private placement, the Company converted approximately $570,000 in bank debt into preferred stock and exchanged a $850,000 minority interest into preferred stock, which are included in the $9.2 million total net proceeds.

       The  preferred  stock was sold at a price of $100 per share,  bears an 8%
         annual cumulative dividend, and is convertible into common stock at a conversion price of $0.28125 per share of common stock, which conversion price maybe reset to a lower conversion price upon the occurrence of certain events. The dividend is payable in cash or in additional shares of preferred stock at the Company's option and is subject to adjustment after 3 years. The preferred stock is also redeemable at the Company's option after 1 year, subject to certain trading requirements.


      As a result of the sale of the  preferred  stock,  BioSafe  International,
         Inc. now has approximately 52,300,000 shares of common stock outstanding or reserved for issuance upon the conversion of the preferred stock.

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

         BioSafe is a regional fully integrated non-hazardous solid waste management company also engaged in the business of rehabilitating landfills to permit their continued operation with increased capacity in an environmentally sound manner, referred to by BioSafe as "landfill remodeling". BioSafe has developed technologies for handling of waste materials for use in landfill remodeling.

         The Company, in January 1997, through an 80% owned subsidiary, entered the waste collection business in the State of Vermont as its initial step to develop fully integrated solid waste management operations in markets where it believes it can maximize utilization of Company owned or operated landfills through such integration. An integrated solid waste management company offers disposal, collection, transfer and recycling services. Accordingly, the Company is in the initial stages of investigating potential acquisitions of waste collection, transfer and/or disposal operations which would be integrated with current or future landfill acquisitions or landfill remodeling projects.

         On June 19, 1997, the Company signed an agreement with the CSWD to lease/purchase the CSWD's permitted transfer station in Burlington, Vermont. This transaction will offer the Company greater access to the Burlington, Vermont and surrounding area markets, Vermont's most populated and industrious community. The Company anticipates taking over operations of the transfer station on or about September 30, 1997. The Company is in preliminary discussions with various potential acquisitions, including landfills, transfer stations and hauling operations, but no binding agreements or understanding for any such acquisitions exist at this time, and no assurance can be given that the Company will be able to complete any such acquisitions.

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

Recapitalization

   On June 30, 1997 the Company closed a Regulation "D" private  placement of
         Series "A" Convertible Preferred Stock which raised net proceeds of approximately $9.2M. See Note 9. As part of the private placement, the Company converted approximately $570,000 in bank debt into preferred stock and exchanged a $850,000 minority interest into preferred stock, which are included in the $9.2 million total net proceeds.

         The preferred stock was sold at a price of $100 per share, bears an 8% annual cumulative dividend, and is convertible into common stock at a conversion price of $0.28125 per share of common stock, which conversion price maybe reset to a lower conversion price upon the occurrence of certain events. The dividend is payable in cash or in additional shares of preferred stock at the Company's option and is subject to adjustment after 3 years. The preferred stock is also redeemable at the Company's option after 1 year, subject to certain trading requirements.

         As a result of the sale of the preferred stock, BioSafe International, Inc. now has approximately 52,300,000 shares of common stock outstanding and reserved for issuance upon the conversion of the preferred stock.

Three months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Financial Position

         BioSafe had $5,547,000 in cash as of June 30, 1997. This represented an increase of $5,282,000 from December 31, 1996. Working capital as of June 30, 1997, was 3,439,000, an increase of $7,947,000 from December 31, 1996. This increase was primarily due to the proceeds from the January 1997 Regulation "D" private placement of common stock, the proceeds from the March 1997 Howard bank loan, the increased level of operations at the Company's Vermont operations, and the proceeds from the June 1997 Regulation "D" private placement of preferred stock. See Notes 6, 8 and 9 to the Consolidated Financial Statements presented in Item I.

         During the three months ended June 30, 1997, the Company devoted its resources to various project development and related activities. Additions to property and equipment, primarily related to development of the Company's collection operations in Vermont, of $51,000 were made during the three months ended June 30, 1997.

Results of Operations

         Revenues for the quarter ended June 30, 1997 consisted of $636,000 received from the Company's Vermont operations. Revenues for the three months ended June 30, 1996 consisted of $319,000 received from operations of the Fairhaven landfill. At December 31, 1996 the Company wrote-off its investment in the Fairhaven landfill project. Asof June 30, 1997 the Company has set up a reserve of $500,000 for additional litigation and ongoing site construction costs at the Fairhaven Landfill. Also, in June of 1997 the Company entered into settlements with various equipment finance companies relating to the equipment at the Fairhaven landfill. The settlements resulted in a non-recurring, non-cash write-off of approximately $800,000 during the quarter ended June 30, 1997, and relieved the Company of obligations of a similar amount.

         Selling, general and administrative expenses consist of project development activities, marketing and sales costs, salaries and benefits, and legal, accounting and other professional fees, and other administrative costs. These costs totaled $476,000 for the quarter ended June 30, 1997, as compared to $613,000 for the comparable quarter ended June 30, 1996. This represented a decrease of $138,000 which was primarily the result of the restructuring undertaken on March 27, 1996.

         Other income and (expenses) for the three months ended June 30, 1997 totaled ($369,000) as compared to ($333,000) for the comparable quarter ended March 31, 1996. The increase was primarily the result of increased interest expense and financing costs. The Company did not receive any significant revenues under its medical waste licensing agreement during the quarters ended June 30, 1997 and 1996.

         For the quarter ended June 30, 1997, the net loss was ($1,712,000) as compared to net loss of ($1,221,000) in the comparable prior year quarter, or a increase of $521,000. The net loss for the quarter ended June 30, 1997 included a non-recurring non-cash charge of $800,000 to settle obligations relating to the equipment used at the Fairhaven landfill project and $133,000 for the extraordinary loss on extinguishment of debt. Excluding these two charges, the net loss was reduced by $441,000 or 36%. This primarily was the result of the restructuring commenced on March 27, 1996 and the increased level of operations at the Company's Vermont operations which was profitable for the six months ended June 30, 1997.

Environmental and Regulatory Matters

         The Company and its customers operate in a highly regulated environment, and in general the Company's projects, such as the Moretown landfill, will be required to have federal, state and/or local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, BioSafe or its customers may be required to obtain additional operating permits or approvals. There can be no assurance that BioSafe will meet all of the applicable regulatory requirements. Any delay in obtaining required permits or approvals will tend to cause delays in the Company's ability to obtain project financing, resulting in increases in the Company's needs to invest capital in projects prior to obtaining financing, and will also tend to reduce project returns by deferring the receipt of project revenues. In the event that the Company is required to cancel any planned project as a result of the inability to obtain required permits or other regulatory impediments, the Company may lose any investment it has made in the project up to that point, and in the case of the Moretown landfill project, have a material adverse effect on the Company's financial condition and results of operations.

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

Certain Factors Affecting Future Operating Results

         Operating Losses and Accumulated Deficit; Uncertainty of Future Profitability. BioSafe had an accumulated operating deficit at June 30, 1997, of $25,718,000. Prospects for future profitability are heavily dependent on the success of BioSafe's ability to build an integrated solid waste management company, and its landfill remodeling projects. There can be no assurance that BioSafe will generate sufficient revenue to be profitable or, if profitable, to maintain profitability in future years.

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

Liquidity and Capital Resources

         To date, BioSafe has financed its activities primarily through the issuance of equity securities and debt, including common and preferred stock, and convertible notes.

         On June 30, 1997 the Company closed a Regulation "D" private placement of Series "A" Convertible Preferred Stock which raised net proceeds of approximately $9.2M. See Note 9. As part of the private placement, the Company converted approximately $570,000 in bank debt into preferred stock and exchanged a $850,000 minority interest into preferred stock, which are included in the $9.2 million total net proceeds.

         The preferred stock was sold at a price of $100 per share, bears an 8% annual cumulative dividend, and is convertible into common stock at a conversion price of $0.28125 per share of common stock, which conversion price maybe reset to a lower conversion price upon the occurrence of certain events. The dividend is payable in cash or in additional shares of preferred stock at the Company's option and is subject to adjustment after 3 years. The preferred stock is also redeemable at the Company's option after 1 year, subject to certain trading requirements.

         The Company's net proceeds from the offering was $7,689,000. Of the net proceeds, $310,000 was used to pay down existing bank and other long-term debt with the remainder used for working capital, including settlements of the Company's existing liabilities related to the management change in March 1996 and resulting restructuring, and to finance future expansion.

         The Company owns a landfill located in Moretown, Vermont. The current estimated available new capacity at this landfill, excluding remodeling, is in excess of 1.1 million tons. On September 30, 1996, the Company received its final permit from the Vermont Department of Natural Resources to commence operations at the landfill at an average of 350 tons per day("TPD"). On October 7, 1996, the Company began operations at the landfill, which is currently operating at approximately 175 - 225 TPD. The Company anticipates the operating level of the landfill to increase to approximately 225 - 300 TPD by September 30, 1997. The Company intends to operate the landfill at that level until the Company permits and constructs its next cell, at which time the Company expects to increase the operating level to full capacity.

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

      On April 2, 1997, the Company filed its permit application with the Vermont Agency of Natural Resources for the next cell or cell 2 at the landfill. On April 14, 1997 the permit application was determined to be administratively complete by the Vermont Department of Natural Resources. The Company anticipates that it will take approximately 6 - 12 months from date of filing to receive its final permits to operate cell 2.

On  June  19,  1997,   the  Company   signed  an  agreement  with  the  CSWD  to
lease/purchase the CSWD's permitted transfer station in Burlington, Vermont. This transaction will offer the Company greater access to the Burlington, Vermont and surrounding area markets, Vermont's most populated and industrious community. The Company anticipates taking over operations of the transfer station on or about September 30, 1997. See Note 4 to the Consolidated Financial Statements presented in Item I.

         The Company's total investment in the Moretown landfill project was approximately $8 million at June 30, 1997. The Company estimates that the total capital cost to WPV of completing the Moretown landfill project as planned, including amounts invested to date, will be approximately $16.2 million. In addition, the Company currently anticipates capital requirements of $1.4 million for the operations of the CSWD transfer station acquisition and its rapidly growing hauling operations in the State of Vermont.

         On July 24, 1994, BioSafe entered into a contract with the Town of Fairhaven, Massachusetts to remodel the Town's existing 26 acre landfill. On November 8, 1995, an action was brought against various parties including the Company relating to the Fairhaven landfill. On September 5, 1996, pursuant to the Massachusetts Administrative Procedures Act, the action was heard by a Bristol County Superior Court Judge. On June 2, 1997 The Massachusetts Superior Court issued an Order denying the plaintiff's action. This order, which represents a favorable outcome for the Company's position, is subject to appeal to the Massachusetts Appeals Court after entry of a judgment on the order. The Company has initiated discussions with the Town of Fairhaven with regard to the future of the project, and has ceased all operations of the project at this time. As previously disclosed, the future economic viability of the project is doubtful because of the extensive delays and additional operating costs resulting from the litigation and other factors. As of June 30, 1997 the Company has set up a reserve of $500,000 for additional litigation and ongoing site construction costs at the Fairhaven Landfill. Also, in June of 1997 the Company entered into settlements with various equipment finance companies relating to the equipment at the Fairhaven landfill. The settlements resulted in a non-recurring, non-cash write-off of approximately $800,000 during the quarter ended June 30, 1997, and relieved the Company of obligations of a similar amount.

                  The Company and the Town of South Hadley, Massachusetts have entered into a contract that provides for BioSafe to operate and remodel an existing 30-acre landfill in South Hadley. On March 26, 1997, the Company received a landfill disruption permit from the Massachusetts Department of Environmental Protection which enables the Company to commence feasibility work at the landfill. The Company anticipates capital requirements relating to the feasibility work for engineering and permitting of the South Hadley landfill project of $275,000. If the project is determined to be feasible, the Company anticipates beginning operations and generating revenues at this site by the end of 1998 or early 1999.

         The Company and the Town of Buckland, Massachusetts have entered into a contract that provides for BioSafe to operate and remodel an existing 10-acre landfill in Buckland. The Company and the Town of Buckland are currently reviewing available options for proceeding with this project.

         The Company intends to pursue and develop an integrated solid waste management company and increase its landfill remodeling business, therefore dramatically increasing its capital requirements during the next few years. Typically, the Company expects to be required to incur substantial capital costs in connection with acquisition due diligence, feasibility studies, contracting, permitting and initial development, and other costs for any acquisition or landfill remodeling project in the initial phases of the project. After completion of these initial phases, the Company will generally seek to obtain project-level financing to recapture a part of its initial investment from such project financing. The Company will therefore be required to commit substantial capital resources from internal sources prior to being able to obtain outside financing or to derive material operating revenues from the acquisition or project.

                  In summary, the Company's total investment required to complete its Moretown, Vermont landfill project, the CSWD transfer station acquisition, and to fund the continued rapid growth of its Vermont hauling operations, in addition to amounts already invested as of June 30, 1997, will be approximately $9.5 million, subject to possible cost overruns which cannot be predicted. Furthermore, feasibility studies required under the Company's contracts with the Towns of South Hadley and Buckland are expected to cost approximately $0.5 - 1 million, and if these projects are determined to be feasible, substantial investments, comparable to those required for the Company's other landfill remodeling projects would be required to complete the projects. The Company also has under discussion and negotiation a number of acquisitions or additional landfill remodeling projects, and any contracts resulting from these discussions and negotiations would increase the Company's capital requirements accordingly. In addition, the Company requires cash to fund its corporate staff and other overhead expenses, which may grow significantly as the Company expands the scope of its operations including the development of an integrated solid waste management company. Although the Company has recently begun generating cash from it's Vermont operations, the Company will require additional financing in order to satisfy its existing and pending commitments.

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

  An arbitration hearing was completed on October 25, 1996. On January 2, 1997, the arbitrator issued the Award of Arbitrator, directing Rosen to pay $780,160, excluding interest and litigation costs, for breaches by Rosen of his employment agreement with the Company "in failing to discharge in good faith the duties of his positions and failing to act under the direction of the Board of Directors of the Company. On February 25, 1997 the Middlesex Superior Court in Cambridge, Massachusetts confirmed the arbitration award and entered the judgment against Rosen. Previously, the Company sought and obtained Injunctive Relief in Massachusetts Superior Court prohibiting any sale or other transfer by Rosen of his stock in the Company in order to provide security for the Company's claims. No assurance can be given that the Company will be able to collect any amounts awarded in arbitration. The Company is carrying on its June 30, 1997 balance sheet an amount of $500,000 in unreimbursed advances due from Rosen, but the Company's other claims and additional advances have not been reflected on the balance sheet at this time.

  b) Susan Allua, et al. v. Massachusetts Department of Environmental Protection, Town of Fairhaven and BioSafe, Inc. Two cases involving the same parties were brought in Bristol Superior Court by sixteen residents of Fairhaven, Massachusetts who reside in the vicinity of the landfill owned by the Town of Fairhaven (the "Landfill") which is being remodeled and operated by the Company. The first case commenced on November 8, 1995. In that case, Plaintiffs appealed a permit issued by the Massachusetts Department of Environmental Protection (the "DEP") authorizing the construction of a component of the remodeling project (the "Authorization to Construct" or "ATC"). Plaintiffs also brought claims alleging that the DEP violated the Massachusetts Environmental Policy Act in issuing the ATO (the "MEPA Claim"). Further, Plaintiffs brought common law claims against the Company for nuisance, trespass and strict liability based principally on alleged dust and odor conditions resulting from the Company's excavation activities at the Landfill. The Company has contested all claims, and is receiving the cooperation of the Town of Fairhaven and the DEP in opposing the claims in which those parties are involved.

On January 12, 1996, the Company filed a motion to dismiss the MEPA Claims.  The
  Town and DEP filed a similar motion. The Court heard oral argument on the motions to dismiss on April 9, 1996. On May 1, 1996, the Court issued a decision on the motions to dismiss in favor of BioSafe and the Town, dismissing the MEPA claims in their entirety.

Pursuant to the Massachusetts Administrative Procedures Act, the Court held a hearing on the ATC appeal on September 5, 1996. On June 2, 1997 the Court issued an order denying the ATC appeal. This order will be subject to possible appeal to the Massachusetts Appeals Court following entry of the judgment on the order.

Plaintiffs' common law claims for nuisance, trespass and strict liability remain outstanding. These claims are based principally on alleged dust and odor conditions resulting from the Company's excavation activities at the Fairhaven Landfill during the summer and early fall of 1995. The Company is pursuing factual discovery with regards to these claims. If the Plaintiffs pursue these claims after disposition of the ATC appeal, a period of additional discovery and other pre-trial proceedings would take place prior to trial on the merits.

The  second  case  commenced  on  September  9,  1996.  In that  case,  the same
  Plaintiffs appealed a permit issued by the DEP authorizing the operation of a component of the remodeled landfill (the "Authorization to Operate" or "ATO"). The plaintiffs challenge to the ATO raises issues similar, and in some instances identical, to those raised in the ATC appeal. Accordingly, as a legal or practical matter, the decision in the ATC appeal may resolve the ATO appeal, and this case has been essentially on hold pending the outcome of the ATC appeal. As with the ATC permit, the ATO permit remains in effect during the pendency of the appeal.

c) The Company currently has ongoing four complaints with the Massachusetts Commission Against Discrimination, principally as the result of actions of the Company's ex-operator of the Fairhaven landfill, Gary Rogers. The Company is not in a position to evaluate the likelihood that damages or other relief will be awarded, or that the amount of damages awarded could be material. The Company has set up an estimated reserve of $125,000 for litigation costs for these matters as of June 30, 1997.

Item 2.  Changes in Securities

         On June 30, 1997 the Company closed a Regulation "D" private placement of Series "A" Convertible Preferred Stock which raised net proceeds of approximately $9.2M. See Note 9. As part of the private placement, the Company converted approximately $570,000 in bank debt into preferred stock and exchanged a $850,000 minority interest into preferred stock, which are included in the $9.2 million total net proceeds.

The preferred stock was sold at a price of $100 per share, bears an 8% annual cumulative dividend, and is convertible into common stock at a conversion price of $0.28125 per share of common stock, which conversion price maybe reset to a lower conversion price upon the occurrence of certain events. The dividend is payable in cash or in additional shares of preferred stock at the Company's option and is subject to adjustment after 3 years. The preferred stock is also redeemable at the Company's option after 1 year, subject to certain trading requirements.

Item 3.  Defaults on Senior Securities

           None.

Item 4.  Submission of Matters to a Vote of Security Holders

         After a series of adjournments, the special meeting of stockholders originally called for February 14, 1997 was adjourned sine die on May 30, 1997, no action having been taken on the proposal presented

Item 5.  Other Information.

           None.

Item 6.  Exhibits and Reports on Form 8-K

           (a)      Exhibits

                    None

           (b)      Reports on form 8-K

           The Company filed a current Report on Form 8-K and 8K/A on June 26, 1997 regarding the private placement of preferred stock on June 26, 1997.

                                  SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant as duly caused this Report to be signed on its behalf the undersigned, thereunto duly authorized.

                           BIOSAFE INTERNATIONAL, INC.



     Date: August 14, 1997          /s/ Philip Strauss
                                    ------------------------
                                    Philip Strauss
                                    Chairman of the Board,
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)




     Date: August 14, 1997          /s/ Robert Rivkin
                                    -----------------------
                                    Robert  Rivkin
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)