Form 10-Q
period 1997-09-30
WASTE SYSTEMS INTERNATIONAL INC
filed 1997-11-14
CIK 847468

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1997

                             Commission File Number
                                    0 - 25998


                        WASTE SYSTEMS INTERNATIONAL, INC.
                     (formerly BioSafe International, Inc.)
             (Exact name of registrant as specified in its charter)


         Delaware                                                95-4203626
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

                               Yes   X        No   .
                                  -----         -----
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.
Class                                    Outstanding as of  November  10, 1997
-----                                    -------------------------------------
Common Stock, $.001 par value                         19,355,903

                        WASTE SYSTEMS INTERNATIONAL, INC.


           Index to Contents                                            Page No.
           -----------------
Part I     Financial Information

           Item I.    Financial Statements:

             Consolidated Balance Sheets as of September 30, 1997
             and December 31, 1996                                        1 - 2

             Consolidated Statements of Operations for the Three
             Months Ended and Nine Months Ended September 30, 1997
             and 1996, and for the period from April 23,1990,
             (inception) to September 30, 1997.                               3

             Consolidated Statements of Cash Flows for the Nine Months
             Ended  September 30, 1997 and 1996, and for the period
             from April 23,1990, (inception) to September 30, 1997.           4

             Notes to Consolidated Financial Statements                  5 - 14

           Item 2.    Management's Discussion and Analysis of
                      Consolidated Financial Condition and Results
                      of Operations                                      15- 25


Part II    Other Information

           Item 1.  Legal Proceedings                                   26 - 27

           Item 2.  Changes in Securities                                    27

           Item 3.  Defaults on Senior Securities                            28

           Item 4.  Submission of Matters to a Vote of Security Holders   28-29

           Item 5.  Other Information                                        30

           Item 6.  Exhibits and Reports on Form 8-K                         30

           Signatures                                                        31

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets




                                                  September 30,    December 31,
                             Assets                   1997              1996
                             ------
                                                ---------------  ---------------
                                                    (unaudited)

Current assets:
     Cash                                      $      2,667,246 $        264,776
     Accounts and notes receivable, net               1,234,683        1,158,677
     Assets held for resale                              -               275,000
     Prepaid expenses and other current assets          937,557          499,000
                                                ---------------  ---------------

          Total current assets                        4,839,486        2,197,453

Accounts and notes receivable                           103,773          451,169
Restricted cash and securities                        1,283,031        1,210,017
Property and equipment, net (Notes 4 and 10)         11,135,712       11,705,712
Deferred financing costs                                581,218          664,105
Other assets (Note 7)                                   829,907          629,634
                                                ---------------  ---------------

          Total assets                         $     18,773,127 $     16,858,090
                                                ===============  ===============

See accompanying notes to consolidated financial statements.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets



                                                   September 30,    December 31,
     Liabilities and Stockholders' Equity               1997             1996
     ------------------------------------
                                                  --------------  --------------
                                                   (unaudited)
Current liabilities:
     Current portion of long-term
        debt and notes payable (Note 6)        $         759,160  $    2,165,378
     Accounts payable                                    323,186       1,529,076
     Accrued expenses (Note 4)                           696,147       1,225,715
     Restructuring and current liabilities
        related to discontinued operations ( Note 3)     672,194       1,785,097
                                                  --------------  --------------

         Total current liabilities                     2,450,687       6,705,266


Long-term debt and notes payable (Note 6)             10,007,097       9,450,373

Landfill closure and post-closure costs (Note 5)       1,603,000       1,520,000

                                                  --------------  --------------
         Total liabilities                            14,060,784      17,675,639
                                                  --------------  --------------

 Commitments and Contingencies (Note 7)

Minority interest (Note 9)                               -             1,031,456

                                                  --------------  --------------

Stockholders' equity (deficit): (Notes 8 and 9)
     Common stock, $.001 par value.  Authorized
         150,000,000 shares;  18,289,237 and
         16,802,569 shares issued and
         outstanding at  September 30, 1997
         and December 31, 1996, respectively.             18,289          16,802
     Preferred stock, $.001 par value. Authorized
         200,000 shares of Series A Convertible
         Preferred Stock; 95,878 and 0 shares
         issued and outstanding at
         September 30, 1997 and
         December 31, 1996, respectively.              9,587,807          -
     Additional paid-in capital                       21,337,243      21,351,280
     Deficit accumulated during
         the development stage                      (26,230,996)    (23,217,087)
                                                  --------------  --------------
         Total stockholders' equity (deficit)          4,712,343     (1,849,005)
                                                  --------------  --------------

         Total liabilities and stockholders'
               equity (deficit)                   $   18,773,127  $   16,858,090
                                                  ==============  ==============


See accompanying notes to consolidated financial statements.




                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
                       Consolidated Statements of Operations
                                     (unaudited)



                                                                                                                   Period from
                                                        Three Months Ended           Nine Months Ended           April 23, 1990
                                                     --------------------------   ---------------------------    (inception) to
                                                     September 30, September 30,  September 30, September 30,     September 30,
                                                          1997          1996           1997         1996              1997
                                                     ------------  ------------   -----------  ------------     ----------------
Revenues                                           $      829,954 $     312,407 $   1,862,722 $   1,049,019          $ 4,702,725
                                                     ------------  ------------   -----------  ------------         ------------

Cost of operations:
    Operating expenses                                    304,546       149,162       934,502       494,204            2,621,067
    Depreciation and amortization                         230,789       110,410       488,660       229,113              930,094
    Write-off of project development costs (Note 4 )            -             -       837,423       208,697            7,489,498
                                                     ------------  ------------   -----------  ------------         ------------
      Total cost of operations                            535,335       259,572     2,260,585       932,014           11,040,659
                                                     ------------  ------------   -----------  ------------         ------------

      Gross profit (loss)                                 294,619        52,835     (397,863)       117,005          (6,337,934)

Selling, general and administrative
    expenses                                              539,189       480,573     1,577,513     2,262,429           12,046,016
Amortization of prepaid consulting fees                         -       166,875             -       500,625            1,335,000
Restructuring (Note 3)                                          -             -             -       250,000            1,741,729
                                                     ------------  ------------   -----------  ------------         ------------

      Loss from operations                              (244,571)     (594,613)    (1,975,376)  (2,896,049)         (21,460,679)
                                                     ------------  ------------   -----------  ------------         ------------

Other income (expense):
    Royalty and other (expense) income, net              (40,081)       910,594      (53,403)       962,464            5,794,519
    Interest income                                        63,732        40,596       122,993       122,779              685,147
    Gain on sale of assets                                      -             -             -             -              222,728
    Interest expense and financing costs                (292,201)     (189,358)     (979,184)     (817,246)          (3,189,486)
    Equity in loss of affiliate                                 -         (173)             -      (59,823)             (96,144)
    Write-off of accounts and notes receivable                  -             -             -             -          (2,975,001)
    Loss on investment in marketable securities                 -             -             -             -            (100,000)
    Write-off of assets                                         -             -             -             -            (263,403)
                                                     ------------  ------------   -----------  ------------         ------------
      Total other income (expense)                      (268,550)       761,659     (909,594)       208,174               78,360
                                                     ------------  ------------   -----------  ------------         ------------

      (Loss) income before income taxes,
          minority interest, discontinued
          operations and extraordinary item             (513,120)       167,046    (2,884,970)  (2,687,875)         (21,382,319)

Federal and state income tax expense (benefit)                  -      (61,156)             -      (11,156)              154,579
                                                     ------------  ------------   -----------  ------------         ------------

      (Loss) income before minority interest,
         discontinued operations and
         extraordinary item                             (513,120)       228,202    (2,884,970)  (2,676,719)         (21,536,898)

Minority interest (Note 9)                                      -       (3,441)         4,971           901                4,607
                                                     ------------  ------------   -----------  ------------         ------------

      (Loss) income from continuing operations          (513,120)       224,761    (2,879,999)  (2,675,818)         (21,532,291)

Discontinued operations                                        -              -             -   (1,662,453)          (4,564,798)
                                                     ------------  ------------   -----------  ------------         ------------

      (Loss) income before extraordinary item           (513,120)       224,761    (2,879,999)  (4,338,271)         (26,097,089)

Extraordinary item - Loss on extinguishment
       of debt (Note 9)                                         -             -     (133,907)             -            (133,907)
                                                     ------------  ------------   -----------  ------------         ------------

      Net (loss) income                               $ (513,120) $     224,761 $  (3,013,906)$ (4,338,271)     $    (26,230,996)
                                                     ============  ============   ===========  ============         ============


Net (loss) income per share:
    (Loss) income from continuing operations         $     (0.03) $        0.01 $      (0.16) $      (0.20)
    Discontinued operations                                     -             -             -        (0.12)
    Extraordinary item                                          -             -        (0.01)             -
                                                     ------------  ------------   -----------  ------------

    Net (loss) income per share                      $     (0.03) $        0.01 $      (0.17) $      (0.32)
                                                     ============  ============   ===========  ============


Weighted average number of shares used in
    computation of net loss per share                   17,932,166   16,043,285    17,686,368    13,334,119


See accompanying notes to consolidated financial statements.




              WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
                       Consolidated Statements of Cash Flows
                                    (unaudited)
                                                                                                    Period from
                                                                                                  April 23, 1990
                                                                                                  (inception) to
                                                                  Nine months ended September      September 30,
                                                                               30,
                                                                      1997            1996             1997
                                                                      ----            ----             ----
Cash flows from operating activities:
    Net Loss                                                    $    (3,013,906)   $ (4,338,271)    $ (26,230,996)
    Adjustments to reconcile net loss to net cash
          used by operating activities:
       Discontinued operations                                                 -       1,662,453         4,564,801
       Depreciation and amortization                                     585,196         865,029         2,954,969
       Accrued Closure Costs                                              83,000               -            83,000
       Extraordinary loss on extinguishment of debt                      133,907               -           133,907
       Loss on investment in marketable securities                             -               -           100,000
       Equity in loss in affiliate                                             -          59,823            96,144
       Minority interest                                                   (200)           (901)               161
       Allowance for doubtful accounts                                     4,000               -           246,145
       Write-off of accounts and notes receivable                              -               -         2,975,001
       Issuance of stock for services                                     44,854          17,157           445,311
       Write-off of project development costs                            837,423         229,113         7,489,498
       Write-off of assets                                                     -               -           263,404
       Changes in assets and liabilities:
         Accounts receivable and notes receivable                        267,930         (9,931)       (2,960,762)
         Prepaid expenses and other current assets                     (438,558)         120,982         (937,558)
         Accounts payable                                            (1,195,425)       (942,542)           568,102
         Accrued expenses                                              (529,570)         214,020           692,199
         Income and franchise taxes payable                                    -        (75,535)                 -
         Deferred income                                                       -               -         (500,000)
                                                                  --------------  --------------  ----------------
       Net cash used by continuing operations                        (3,221,349)     (2,198,603)      (10,016,674)
       Net cash used by discontinued operations                      (1,112,903)     (1,408,861)       (3,363,186)
                                                                  --------------  --------------  ----------------
         Net cash used by operating activities                       (4,334,252)     (3,607,464)      (13,379,860)
                                                                  --------------  --------------  ----------------
Cash flows from investing activities:
    Assets held for sale                                                       -        (22,500)         (159,719)
    Restricted cash                                                     (73,014)     (1,005,439)       (1,283,031)
    Receivable from One, Three, Six, Inc.                                      -               -         (800,000)
    Investment in affiliate                                                    -        (55,219)          (96,144)
    Landfills - owned                                                   (31,842)     (3,912,367)      (14,641,240)
    Landfill development projects                                       (70,718)       (392,204)         (885,050)
    Machinery and equipment                                            (143,094)         162,763         (844,171)
    Other property and equipment                                       (260,457)       (180,073)       (1,480,168)
    Patents                                                              (8,325)         (6,577)         (106,971)
    Other assets                                                       (194,683)        (18,654)         (255,387)
    Licenses and permits                                                       -               -          (78,807)
                                                                  --------------  --------------  ----------------
         Net cash provided (used) by investing activities              (782,133)     (5,430,270)      (20,630,688)
                                                                  --------------  --------------  ----------------
Cash flows from financing activities:
    Deferred financing and registration costs                           (56,098)        (23,676)       (1,559,964)
    Borrowings from notes payable and long-term debt                   1,635,806           7,600         5,002,213
    Repayment of notes payable and long-term debt                    (2,135,403)                       (3,756,701)
    Net borrowings and advances
       from stockholders and related parties                                   -       (261,956)           266,806
    Issuance of subordinated notes payable                                     -               -        12,405,000
    Repayments of subordinated notes payable                                   -               -         (790,000)
    Net proceeds from issuance of common stock                           399,000       5,916,201        16,821,129
    Net proceeds from issuance of preferred stock                      7,675,350               -         7,675,350
    Redemption of preferred stock                                              -               -         (300,000)
    Preferred stock dividends                                                  -               -         (117,334)
    Minority interest                                                        200               -         1,031,295
                                                                   -------------  --------------  ----------------
           Net cash provided by financing
             activities                                                7,518,855       5,638,169        36,677,794
                                                                  --------------  --------------  ----------------
Increase (decrease) in cash                                            2,402,470     (3,399,565)         2,667,246
Cash, beginning of period                                                264,776       5,237,064                 -
                                                                  --------------  --------------  ----------------
Cash, end of period                                             $      2,667,246   $   1,837,499     $   2,667,246
                                                                  ==============  ==============  ================


See accompanying notes to consolidated financial statements.


 (1) Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Waste Systems International, Inc. and its subsidiaries ("WSI" or "Company") after elimination of all significant intercompany accounts and transactions. On October 27, 1997 the Company changed its name to Waste Systems International, Inc. from BioSafe International, Inc. and changed its state of incorporation to Delaware from Nevada.

      These consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

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

      Interest is capitalized on landfill costs related to permitting, site preparation, and facility construction during the period that these assets are undergoing activities necessary for their intended use. Interest costs of approximately $9,500 and $24,500, and $186,000 and $355,000 were capitalized during the three and nine months ended September 30, 1997 and 1996, respectively.

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

      Restricted Cash and Securities
      Restricted Cash and Securities consist  principally of funds or securities
         deposited  in  connection  with  landfill   closure  and   post-closure
         obligations.   Amounts  are   principally   invested  in  fixed  income
         securities of federal, state and local governmental entities and financial institutions. The Company considers its landfill closure and post-closure investments to be held to maturity. Substantially all of these investments mature within one year. The market value of these investments approximates their aggregate cost basis at September 30, 1997.

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

      New Accounting Pronouncements
      SFAS No. 128, Earnings Per Share, will become effective as of December 31,
         1997. At that time, the Company will be required to exclude the effect of dilutive common stock equivalents from its primary earnings per share calculation and restate all prior periods on that basis. The effect of implementation of this new standard is not expected to be material.

(3)  Restructuring and Discontinued Operations

      During the three and nine months ended  September  30, 1997 and 1996,  the
         Company recorded restructuring and discontinued operations charges of $0 and $0, and $250,000 and $1,912,453 respectively. As of September 30, 1997, the Company has reserves and liabilities totaling $672,194 related to restructuring and discontinued operations. The Company currently anticipates that the remaining reserves and liabilities will be settled within the next six months.

(4) Property and Equipment

         Property and equipment are stated at cost and consist of the following;

                                               September 30,        December 31,
                                                   1997                  1996
                                                (unaudited)

         Landfills - owned                   $       7,910,866 $       7,937,307
         Landfill development projects                 498,075           427,357
         Machinery and equipment                     2,056,117         2,673,505
         Buildings, facilities and improvements        649,901           792,255
         Other property and equipment                  384,046           330,746
                                               ---------------     -------------
                                                    11,499,005        12,161,170
         Less accumulated depreciation and
            amortization                             (363,293)         (455,458)
                                              ----------------    --------------

                                             $      11,135,712  $     11,705,712
                                               ===============     =============

      Moretown, Vermont Landfill
      The Company owns a landfill located in Moretown, Vermont. The current estimated available capacity at this landfill, excluding remodeling, is in excess of 1.0 million tons. On September 30, 1996, the Company received its final permit from the Vermont Department of Natural Resources to commence operations at the landfill at an average of 350 tons per day ("TPD"). On October 7, 1996, the Company began operations at the landfill.

      On April 2,  1997,  the  Company  filed its  permit  application  with the
         Vermont Agency of Natural Resources for the next cell or cell 2 at its Moretown landfill. On April 14, 1997 the permit application was determined to be administratively complete by the Vermont Department of Natural Resources. The Company anticipates that it will take approximately 12 months from the date of filing to receive its final permits to construct and operate cell 2.

      During the quarter ended September 30, 1997, the landfill operated at an average of approximately 225 TPD. For the period from October 1, 1997 to October 31, 1997, the landfill operated at an average of approximately 300-350 TPD. The increase reflects, among other things, the effects of the acquisition of the Burlington, Vermont transfer station which closed on October 6, 1997. See Note 10-Subsequent Events.

      South Hadley, Massachusetts Landfill
      The Company and the Town of South Hadley, Massachusetts have entered into a contract that provides for WSI to operate and remodel an existing 30-acre landfill in South Hadley. On March 26, 1997, the Company received a landfill disruption permit from the Massachusetts Department of Environmental Protection which enabled the Company to commence engineering and feasibility work at the landfill. As of September 30, 1997, the Company's investment in this project was approximately $500,000. The Company anticipates that additional capital requirements relating to the feasibility and permitting of the South Hadley landfill project to be approximately $300,000. If the project is determined to
         be feasible, the Company anticipates additional capital   requirements
         of approximately $2,000,000 for construction costs and equipment before commencing operations and generating revenues at this site during the third or fourth quarter of 1998.

      Fairhaven, Massachusetts Landfill
      On July 24, 1994, Waste Systems International entered into a contract with the Town of Fairhaven, Massachusetts to remodel the Town's existing 26 acre landfill. On November 8, 1995, an action was brought against various parties including the Company relating to the Fairhaven landfill. On September 5, 1996, pursuant to the Massachusetts Administrative Procedures Act, the action was heard by a Bristol County Superior Court Judge. On June 2, 1997 the Massachusetts Superior Court issued an Order denying the plaintiff's action. This order, which represents a favorable outcome for the Company's position, is subject to appeal to the Massachusetts Appeals Court after entry of a judgment on the order. The Company has initiated discussions with the Town of Fairhaven with regard to the future of the project, and has ceased all operations of the project at this time. As previously disclosed, the future economic viability of the project is doubtful because of the extensive delays and additional operating costs resulting from the litigation and other factors. As of September 30, 1997 the Company has a reserve of approximately $500,000, which is included in accrued expenses on the September 30, 1997 balance sheet, for additional litigation and ongoing site construction costs.

(5)   Landfill Closure and Post-Closure Costs

      Landfills are typically developed in a series of cells, each of which is constructed, filled, and capped in sequence over the life of the landfill. When all cells are filled and the operating life of the landfill is over, all cells must be capped, the entire site must be closed and post-closure care and monitoring activities begin. The Company will have material financial obligations relating to the final closure and post-closure costs of each landfill the Company owns.

      The Company has estimated as of September 30, 1997 that the total costs for final closure and post-closure of Cell I at the Moretown, Vermont landfill, including capping costs, cap maintenance, groundwater monitoring, methane gas monitoring, and leachate treatment and disposal for up to 30 years after closure, is approximately $2.1 million. Based upon the existing conditions of the landfill at acquisition and cumulative usage since that date, approximately $1.6 million has been accrued at September 30, 1997. The Company bases its estimates for these accruals on respective state regulatory requirements, including input from its internal and external consulting engineers and interpretations of current requirements and proposed regulatory changes. The closure and post-closure requirements are established under the standards of the U.S. Environmental Protection Agency's Subtitle D regulations as implemented and applied on a state-by-state basis.

      The determination of airspace usage and remaining airspace capacity is an essential component in the calculation of closure and post-closure accruals. See Note 2 - Summary of Significant Accounting Policies.

(6)  Long-term debt

      Term Loan
      On March 31,  1997,  the  Company's  subsidiary,  Waste  Professionals  of
         Vermont, Inc. ("WPV") entered into a $1 million term loan with the Howard Bank. The term of the loan is payable in 36 equal monthly payments and bears interest at 12% per annum.

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

      An arbitration  hearing was  completed on October 25, 1996.  On January 2,
         1997, the arbitrator issued the Award of Arbitrator, directing Rosen to pay $780,160, excluding interest and litigation costs, for breaches by Rosen of his employment agreement with the Company "in failing to discharge in good faith the duties of his positions and failing to act under the direction of the Board of Directors of the Company. On February 25, 1997 the Middlesex Superior Court in Cambridge, Massachusetts confirmed the arbitration award and entered the judgment against Rosen. Previously, the Company sought and obtained Injunctive Relief in Massachusetts Superior Court prohibiting any sale or other transfer by Rosen of his stock in the Company in order to provide security for the Company's claims. The Company is currently pursuing efforts to collect on this judgment against Rosen. No assurance can be given that the Company will be able to collect any amounts awarded in arbitration. The Company is carrying on its September 30, 1997 balance sheet an amount of $500,000 in unreimbursed advances due from Rosen, but the Company's other claims and additional advances have not been reflected on the balance sheet at this time.

      b) Susan Allua, et al. v. Massachusetts Department of Environmental Protection, Town of Fairhaven and Waste Systems International, Inc. Two cases involving the same parties were brought in Bristol Superior Court by sixteen residents of Fairhaven, Massachusetts who reside in the vicinity of the landfill owned by the Town of Fairhaven (the "Landfill") which is being remodeled and operated by the Company. The first case commenced on November 8, 1995. In that case, Plaintiffs appealed a permit issued by the Massachusetts Department of Environmental Protection (the "DEP") authorizing the construction of a component of the remodeling project (the "Authorization to Construct" or "ATC"). Plaintiffs also brought claims alleging that the DEP violated the Massachusetts Environmental Policy Act in issuing the ATO (the "MEPA Claim"). Further, Plaintiffs brought common law claims against the Company for nuisance, trespass and strict liability based principally on alleged dust and odor conditions resulting from the Company's excavation activities at the Landfill. The Company has contested all claims, and is receiving the cooperation of the Town of Fairhaven and the DEP in opposing the claims in which those parties are involved.

      On January  12,  1996,  the  Company  filed a motion to  dismiss  the MEPA
         Claims. The Town and DEP filed a similar motion. The Court heard oral argument on the motions to dismiss on April 9, 1996. On May 1, 1996, the Court issued a decision on the motions to dismiss in favor of Waste Systems International and the Town, dismissing the MEPA claims in their entirety.

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

(8) Common Stock

      On January 21 1997, the Company closed a Regulation "D" private placement of 860,000 shares of common stock at $.50 per share with gross proceeds of $430,000. These shares have not been registered under the Securities Act and may not be sold in the United States without such registration or an applicable exemption from the requirement of registration. See
         Note 10 - Subsequent Events.

      On September 30, 1997, the Company  purchased the minority interest in WPV
         Disposal,  Inc.,  the  Company's  Vermont  collection  operations for
         $70,000,   which  was  paid  by the  issuance of  93,333  shares of the
         Company's common stock.   See Note 10 - Subsequent Events.

(9) Preferred Stock

      On June 30, 1997 the Company closed a Regulation "D" private  placement of
         Series "A" Convertible Preferred Stock which raised gross proceeds of approximately $9.7M. As part of the private placement, the Company converted approximately $570,000 in bank debt into preferred stock and acquired the minority interest in Waste Professionals of Vermont, Inc. for $850,000 of preferred stock.

      The preferred  stock was sold at a price of $100  per  share,  bears an 8%
         annual cumulative dividend, and is convertible into common stock at a conversion price of $0.28125 per share of common stock, which conversion price may be reset to a lower conversion price upon the occurrence of certain events. The dividend is payable in cash or in additional shares of preferred stock at the Company's option and is subject to adjustment after 3 years. The preferred stock is also redeemable at the Company's option after 1 year, subject to certain trading requirements. Cumulative dividends on the preferred stock since June 30, 1997, which have not been declared or paid, are approximately $193,000.

      As a  result  of such  transaction,  the  Company  now  has  approximately
         52,400,000 shares of common stock outstanding or reserved for issuance upon conversion of the preferred stock.

      In connection with such transaction, the Company also entered into a Registration Rights Agreement with purchasers of such preferred stock (the "Preferred Stock Registration Rights Agreement") pursuant to which the Company is obligated to file a registration statement for the sale under the Securities Act of 1933, as amended, of the common stock into which such preferred stock is convertible. See Note 10-Subsequent Events.

      During the quarter ended September 30, 1997, holders of $150,000 in face amount of Series "A" Convertible Preferred Stock converted their preferred shares into 533,333 shares of common stock.

      On October  7,  1997,  holders of  $300,000  in face  amount of Series "A"
         Convertible Preferred Stock converted their preferred shares into 1,066,666 shares of common stock.

  (10) Subsequent Events

       On October 6, 1997, the Company filed an S-3 Registration Statement with the Securities and Exchange Commission to register approximately 35,500,000 shares of common stock primarily consisting of shares which are reserved for issuance to holders of Series "A" Preferred Stock upon conversion of their preferred shares to common stock and the shares issued in the January 1997 private placement. See Notes 8 and 9. Such registration will discharge certain of the Company's obligations under the Preferred Stock Registration Rights Agreement.

      On October 7, 1997, the Company closed on an agreement with the Chittenden
         Solid Waste District for the lease/purchase of the District's transfer station in Burlington, Vermont. This will offer the Company greater access to the Burlington, Vermont and surrounding area markets, Vermont's most populated and industrialized community. The Company will account for this transaction as a capital lease and accordingly, an asset of approximately $1,300,000 will be recorded and will be allocated to land and buildings. The lease is for a term of 10 years with an option to purchase, for a minimal amount, at the end of the lease term.

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

         On October 27, 1997 the Company changed its name to Waste Systems International, Inc. from BioSafe International, Inc. and changed its state of incorporation to Delaware from Nevada.

         Waste Systems International, Inc. ("WSI" or the "Company") is a regional fully integrated non-hazardous solid waste management company also engaged in the business of rehabilitating landfills to permit their continued operation with increased capacity in an environmentally sound manner, referred to by WSI as "landfill remodeling". The Company has developed technologies for handling of waste materials for use in landfill remodeling.

         The Company, in January 1997, entered the waste collection business in the State of Vermont as its initial step to develop fully integrated solid waste management operations in markets where it believes it can maximize utilization of Company owned or operated landfills through such integration. An integrated solid waste management company offers disposal, collection, transfer and recycling services. Accordingly, the Company is in the initial stages of investigating potential acquisitions of waste collection, transfer and/or disposal operations which would be integrated with current or future landfill acquisitions or landfill remodeling projects.

         On September 30, 1997, the Company purchased the minority interest in WPV Disposal, Inc., the Company's Vermont collection operations for $70,000, which was paid by the issuance of 93,333 shares of the Company's common stock. See Note 10-Subsequent Events.

         On October 7, 1997, the Company closed on an agreement with the Chittenden Solid Waste District for the lease/purchase of the District's transfer station in Burlington, Vermont. This will offer the Company greater access to the Burlington, Vermont and surrounding area markets, Vermont's most populated and industrialized community. The Company will account for this transaction as a capital lease and accordingly, an asset of approximately $1,300,000 will be recorded and will be allocated to land and buildings. The lease is for a term of 10 years with an option to purchase, for a minimal amount, at the end of the lease term.

         The Company is in preliminary discussions with various potential acquisitions, including landfills, transfer stations and hauling operations, but no binding agreements or understanding for any such acquisitions exist at this time, and no assurance can be given that the Company will be able to complete any such acquisitions.

         As discussed above, WSI is focusing its resources and activities on the development of an integrated solid waste management business. With the implementation of Subtitle D Regulations and a growing scarcity of urban-center disposal sites, solid waste disposal continues to move further out from these urban centers. The Company believes that through utilization of its landfill remodeling process, it will be able to acquire and develop landfill capacity in or near urban metropolitan areas. On an integrated basis, this will provide the Company with a geographical and logistical competitive advantage because the Company's operations will be more centrally located as compared to its competitors whose operations will extend out longer distances from disposal sites.

         Prior to March 27, 1996, the Company had been actively developing other technologies with potential application in a number of business areas, including the manufacture of useful materials from tires and other recycled materials, contaminated soil cleanup and recycling, industrial sludge disposal, size reduction equipment design and manufacture (collectively, the "Ancillary Technologies"), and Major Sports Fantasies, Inc. ("MSF"), a business unrelated to the environmental industry. Since March 27, 1996 the Company has not allocated its resources or activities to the development or commercial exploitation of the Ancillary Technologies or MSF.

         The Company is currently maintaining ownership of its infectious medical waste disposal technology, which is fully developed and requires no further development costs, which is outside the Company's core business.

Recapitalization

         On June 30, 1997 the Company closed a Regulation "D" private placement of Series "A" Convertible Preferred Stock which raised gross proceeds of approximately $9.7M. As part of the private placement, the Company converted approximately $570,000 in bank debt into preferred stock and acquired the minority interest in Waste Professionals of Vermont, Inc. for $850,000 of preferred stock.

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

         As a result of such transaction, the Company now has approximately 52,400,000 shares of common stock outstanding or reserved for issuance upon conversion of the preferred stock.

         During the quarter ended September 30, 1997, holders of $150,000 in face amount of Series "A" Convertible Preferred Stock converted their preferred shares into 533,333 shares of common stock.

         In  October,  1997,  holders of  $300,000  in face amount of Series "A"
Convertible Preferred Stock converted their preferred shares into 1,066,666 shares of common stock.

Financial Position at September 30, 1997

         WSI had $2,667,000 in cash as of September 30, 1997. This represented an increase of $2,402,000 from December 31, 1996. Working capital as of September 30, 1997, was $2,389,000, an increase of $6,897,000 from December 31, 1996. This increase was primarily due to the proceeds from the January 1997 Regulation "D" private placement of common stock, the proceeds from the March 1997 term loan, the increased level of operations at the Company's Vermont operations, and the proceeds from the June 1997 Regulation "D" private placement of preferred stock. See Notes 6, 8, and 9 to the Consolidated Financial Statements presented in Item I.

         During the three months ended September 30, 1997, the Company devoted its resources to various project development and related activities. Additions to property and equipment of approximately $800,000, primarily related to development of the Company's Vermont operations and the South Hadley landfill project, were made during the three months ended September 30, 1997.

Results of  Operations  - Three  months  Ended  September  30, 1997  Compared to
                          Three  Months  Ended September 30, 1996

         Revenues for the quarter ended September 30, 1997 were $830,000 compared to $312,000 for the three months ended September 30, 1996. Revenues for the quarter ended September 30, 1997 were generated from the Company's Vermont operations while revenues for the prior year period were generated from the Company's Fairhaven operations. At December 31, 1996, the Company wrote-off its investment in the Fairhaven landfill project. At September 30, 1997, the Company has a reserve of approximately $500,000 for additional litigation and ongoing site construction costs at the Fairhaven landfill.

         Selling, general and administrative expenses consist of project development activities, marketing and sales costs, salaries and benefits, and legal, accounting and other professional fees, and other administrative costs. These costs totaled $539,000 for the quarter ended September 30, 1997, as compared to $480,000 for the comparable quarter ended September 30, 1996. This represented an increase of $59,000 which was primarily the result of the Company's increased level of operations, public and financial relations related costs, and acquisition related costs.

         Other income/(expense) for the three months ended September 30, 1997 was an expense of ($268,000) as compared to income of $762,000 for the quarter ended September 30, 1996. The decrease was primarily the result of a decrease in royalty income of approximately $900,000 due to the issuance of two licenses in 1996 and none in 1997 and an increase in interest expense of approximately $100,000, due primarily to capitalization of interest in 1996.

         For the quarter ended September 30, 1997, the net loss was ($513,000) as compared to net income of $225,000 in the comparable prior year quarter due primarily to the reduction in royalty income, offset by the increase in net income from the Company's Vermont operations.

Results of  Operations  - Nine  months  Ended  September  30,  1997  Compared to Nine  Months  EndedSeptember 30, 1996

         Revenues for the nine months ended September 30, 1997 were $1,863,000 compared to $1,049,000 for the nine months ended September 30, 1996. Revenues for the nine months ended September 30, 1997 were generated from the Company's Vermont operations. Revenues in 1996 were generated from the Fairhaven landfill. At December 31, 1996, the Company wrote-off its investment in the Fairhaven landfill project. At September 30, 1997, the Company has a reserve of approximately $500,000 for additional litigation and ongoing site construction costs at the Fairhaven landfill.

         Selling, general and administrative expenses were $1,577,000 and $2,260,000 for the nine month period ended September 30, 1997 and 1996, respectively. The decrease of $683,000 was primarily the result of the Company's restructuring which began on March 29, 1996.

          Other income/(expense) for the nine months ended September 30, 1997 was an expense of ($910,000) as compared to income of $208,000 for the nine months ended September 30, 1996. The decrease was primarily the result of a decrease in royalty income and other consulting income of approximately $960,000 due to the issuance of two licenses in 1996 compared to none in 1997 and an increase in interest expense of approximately $160,000, due to increased debt related to the Company's Vermont operations and the capitalization of interest in 1996 of $186,000 compared to $24,500 for the nine months ended September 30, 1997, respectively.

         For the nine months ended September 30, 1997, the loss from continuing operations was ($2,880,000) as compared to ($2,676,000) for the comparable period in 1996. The nine months ended September 30, 1997 included a non-recurring non-cash charge of $800,000 to settle obligations relating to the equipment used at the Fairhaven landfill project. Excluding this charge, the loss from continuing operations was reduced by $596,000 which is primarily the result of increased level of operations at the Company's Vermont operations, which was profitable for the nine months ended September 30, 1997 and the restructuring which commenced on March 27, 1996.

Environmental and Regulatory Matters

         The Company and its customers operate in a highly regulated environment, and in general the Company's projects, such as the Moretown landfill, will be required to have federal, state and/or local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, WSI or its customers may be required to obtain additional operating permits or approvals. There can be no assurance that WSI will meet all of the applicable regulatory requirements. Any delay in obtaining required permits or approvals will tend to cause delays in the Company's ability to obtain project financing, resulting in increases in the Company's needs to invest capital in projects prior to obtaining financing, and will also tend to reduce project returns by deferring the receipt of project revenues. In the event that the Company is required to cancel any planned project as a result of the inability to obtain required permits or other regulatory impediments, the Company may lose any investment it has made in the project up to that point, and in the case of the Moretown landfill project, have a material adverse effect on the Company's financial condition and results of operations.

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

Certain Factors Affecting Future Operating Results

         Operating Losses and Accumulated Deficit; Uncertainty of Future Profitability. WSI had an accumulated operating deficit at September 30, 1997, of $26,231,000. Prospects for future profitability are heavily dependent on the success of WSI's ability to build an integrated solid waste management company, and its landfill remodeling projects. There can be no assurance that WSI will generate sufficient revenue to be profitable or, if profitable, to maintain profitability in future years.

         Possible Delisting of Securities from NASDAQ System. The Company's Common Stock is traded on the NASDAQ Small-Cap system. In order to continue to qualify for quotation on the NASDAQ Small-Cap System, the Company must have, among other things, at least $2,000,000 in total assets, $1,000,000 in capital and surplus and a minimum bid price for its common shares of $1.00 per share. Accordingly, if the Company is unable to satisfy the continued listing criteria under the rules, any listed security will be subject to delisting. In such an event, the Company's Common Stock would not be eligible for continued quotation on the NASDAQ System. The loss of continued quotation on the NASDAQ System may, among other effects, also cause a decline in share price, loss of news coverage of the Company and difficulty in obtaining subsequent financing. The Company is currently considering implementing a reverse stock split, which would have the effect of increasing the per share price of its common stock. No assurances can be given, however, that the Company will undertake or consummate a reverse stock split or that the per share price of the Company's Common Stock will remain above $1.00 per share for an extended period of time following a reverse stock split.

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

         Future Capital will be Required. In addition to immediate capital needs, WSI will require substantial funds to complete and bring to commercial viability all of its currently planned projects. There can be no assurances that WSI will be successful in obtaining such funding commensurate with its currently planned projects.

         Initial Commercialization Stage; Limited Operating History. To date, although WSI has conducted significant testing of methods and processes based on its size reduction and materials handling technology, and has gained substantial experience in connection with the development and operation of the Fairhaven landfill project to date, WSI has not yet carried through a landfill remodeling project to completion. Final development and operation may be subject to engineering and construction problems such as cost overruns and start up delays resulting from technical or mechanical problems, unfavorable conditions in the equipment or labor market, or environmental permitting and other regulatory problems, as well as other possible adverse factors. There can be no assurance that WSI will be successful in developing and implementing commercial landfill remodeling projects, or that any such development can be accomplished without excessive cost or delay.

         Potential Environmental Liability and Adverse Effect of Environmental Regulation. WSI's business exposes it to the risk that it will be held liable if harmful substances escape into the environment as a result of its operations and cause damages or injuries. Moreover, federal, state and local environmental legislation and regulations require substantial expenditures and impose significant liabilities for noncompliance. See "Environmental and Regulatory Matters".

         Potential  Adverse  Community  Relations.   The  potential  exists  for
unexpected delays, costs and litigation resulting from community resistance and concerns relating to specific projects in various communities.

         Unpredictability of Patent Protection and Proprietary Technology. WSI's success depends, in part, on its ability to obtain and enforce patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. While WSI has been issued a U.S. patent and certain related foreign patents on certain of its size reduction and materials handling technology with particular reference to landfill remodeling and on its CFA medical waste treatment system, there can be no assurance that others will not independently develop similar or superior technologies, duplicate any of WSI's processes or design around any processes on which WSI has or may obtain patents. In addition, it is possible that third parties may have or acquire licenses for other technology that WSI may use or desire to use, so that WSI may need to acquire licenses to, or to contest the validity of, such patents of third parties relating to WSI's technology. There can be no assurance that any license required under such patents would be made available to WSI on acceptable terms, if at all, or that WSI would prevail in any such context. Moreover, WSI could incur substantial costs in defending itself in suits brought against WSI or in bringing suits against other parties related to patent matters.

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

         Competition. The markets in which WSI competes are characterized by several large companies and numerous small companies. Any of these companies may develop technologies superior to those of WSI. Many of WSI's potential competitors are large companies with substantially greater financial resources than WSI. To the extent these potential competitors offer comparable technologies, WSI's ability to compete effectively could be adversely affected.

         In addition to patent protection, WSI also relies on trade secrets, proprietary know-how and technology which it seeks to protect, and confidentiality agreements with its collaborators, employees and consultants. There can be no assurance that these agreements and other steps taken by WSI will be effective to protect WSI's technology against unauthorized use by others.

         Dependence on Key Management and Qualified Personnel. WSI is highly dependent upon the efforts of its senior officers, Philip Strauss, President and Chief Executive Officer and Robert Rivkin, Vice-President and Chief Financial Officer, and other senior management. The loss of the services of one or more of these employees might have a material adverse effect on the Company. WSI does not currently maintain key man insurance on any of its personnel. WSI's future success will depend in large part upon its ability to attract and retain additional highly skilled managerial and technical personnel. WSI faces competition for hiring such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that WSI will be successful in attracting and retaining qualified personnel as required for its projected operations.

Liquidity and Capital Resources

         To date, WSI has financed its activities primarily through the issuance of equity securities and debt, including common and preferred stock, and convertible notes.

      On June 30, 1997 the Company closed a Regulation "D" private placement of Series "A" Convertible Preferred Stock which raised gross proceeds of approximately $9.7M. See Note 9 to the Consolidated Financial Statements presented in Item 1. As part of the private placement, the Company converted approximately $570,000 in bank debt into preferred stock and acquired the minority interest in Waste Professionals of Vermont, Inc. for $850,000 of preferred stock.

         The preferred stock was sold at a price of $100 per share, bears an 8% annual cumulative dividend, and is convertible into common stock at a conversion price of $0.28125 per share of common stock, which conversion price maybe reset to a lower conversion price upon the occurrence of certain events. The dividend is payable in cash or in additional shares of preferred stock at the Company's option and is subject to adjustment after 3 years. The preferred stock is also redeemable at the Company's option after 1 year, subject to certain trading requirements. Cumulative dividends on the preferred stock since June 30, 1997, which have not been declared or paid, are approximately $193,000.

         The Company's net proceeds from the offering was approximately $7,675,000. Of the net proceeds, $310,000 was used to pay down existing bank and other long-term debt with the remainder used for working capital, including settlements of the Company's existing liabilities related to the management change in March 1996 and resulting restructuring, and to finance future expansion.

         The Company owns a landfill located in Moretown, Vermont. The current estimated available capacity at this landfill, excluding remodeling, is in excess of 1.0 million tons. On September 30, 1996, the Company received its final permit from the Vermont Department of Natural Resources to commence operations at the landfill at an average of 350 tons per day("TPD"). On October 7, 1996, the Company began operations at the landfill.

         On April 2, 1997, the Company filed its permit application with the Vermont Agency of Natural Resources for the next cell or cell 2 at its Moretown landfill. On April 14, 1997 the permit application was determined to be administratively complete by the Vermont Department of Natural Resources. The Company anticipates that it will take approximately 12 months from the date of filing to receive its final permits to construct and operate cell 2.

         On October 7, 1997, the Company closed on an agreement with the Chittenden Solid Waste District for the lease/purchase of the District's transfer station in Burlington, Vermont. This will offer the Company greater access to the Burlington, Vermont and surrounding area markets, Vermont's most populated and industrialized community. The Company will account for this transaction as a capital lease and accordingly, an asset of approximately $1,300,000 will be recorded and will be allocated to land and buildings. The lease is for a term of 10 years with an option to purchase, for a minimal amount, at the end of the lease term.

         During the quarter ended September 30, 1997, the landfill operated at an average of approximately 225 TPD. For the period from October 1, 1997 to October 31, 1997, the landfill has operated at an average of approximately 300-350 TPD. The increase reflects, among other things, the effects of the acquisition of the Burlington transfer station on October 6, 1997. See Note 10 to the Consolidated Financial Statements presented in Item I.

         The Company's total capital investment in the Moretown landfill project was approximately $9.7 million at September 30, 1997. The Company estimates that the total capital cost to WPV of completing the Moretown landfill project as planned, including amounts invested to date, will be approximately $16 million. At September 30, 1997 the Company had made additional investments of approximately $1 million in its Vermont collection and transfer station operations. See Note 10 to the Consolidated Financial Statements presented in
Part I. In addition, the Company currently anticipates an increase in capital requirements for the Company's rapidly expanding operations throughout the State of Vermont.

      The Company and the Town of South Hadley, Massachusetts have entered into a contract that provides for WSI to operate and remodel an existing 30-acre landfill in South Hadley. On March 26, 1997, the Company received a landfill disruption permit from the Massachusetts Department of Environmental Protection which enabled the Company to commence engineering and feasibility work at the landfill. As of September 30, 1997, the Company's investment in this project was approximately $500,000. The Company anticipates that additional capital requirements relating to the feasibility and permitting of the South Hadley landfill project to be approximately $300,000. If the project is determined to be feasible, the Company anticipates additional capital requirements of approximately $2 million for construction costs and equipment before commencing operations and generating revenues at the site during the third or fourth quarter of 1998.

      On July 24, 1994, WSI entered into a contract with the Town of Fairhaven, Massachusetts to remodel the Town's existing 26 acre landfill. On November 8, 1995, an action was brought against various parties including the Company relating to the Fairhaven landfill. On September 5, 1996, pursuant to the Massachusetts Administrative Procedures Act, the action was heard by a Bristol County Superior Court Judge. On June 2, 1997 the Massachusetts Superior Court issued an Order denying the plaintiff's action. This order, which represents a favorable outcome for the Company's position, is subject to appeal to the Massachusetts Appeals Court after entry of a judgment on the order. The Company has initiated discussions with the Town of Fairhaven with regard to the future of the project, and has ceased all operations of the project at this time. As previously disclosed, the future economic viability of the project is doubtful because of the extensive delays and additional operating costs resulting from the litigation and other factors. As of September 30, 1997 the Company has a reserve of approximately $500,000, which is included in accrued expenses on the September 30, 1997 balance sheet, for additional litigation and ongoing site construction costs.

         The Company intends to pursue its strategy of becoming a fully integrated solid waste management company and increase its landfill remodeling business, therefore dramatically increasing its capital requirements during the next few years. The Company expects to be required to incur substantial capital costs in connection with acquisition due diligence, feasibility studies, contracting, permitting and initial development, and other costs for any acquisition or landfill remodeling project in the initial phases of the project. After completion of these initial phases, the Company will generally seek to obtain project-level financing to recapture a part of its initial investment from such project financing. The Company will therefore be required to commit substantial capital resources from internal sources prior to being able to obtain outside financing or to derive material operating revenues from the acquisition or project.

         In summary, the Company's total investment required to complete its Moretown, Vermont landfill project, will be approximately $6.3 million dollars, additional investments will be required to fund the CSWD transfer station acquisition, and the continued rapid growth of its Vermont hauling operations, in addition to amounts already invested as of
September  30,  1997.   Furthermore,   approximately  $300,000  will  be
required to fund additional feasibility studies required under the Company's contracts with the Town of South Hadley in addition to what has already been invested in this project. If this project is determined to be feasible, the company anticipates additional capital requirements of approximately $2 million for construction costs and equipment. The Company also has under
discussion and   negotiation a number of  acquisitions or additional landfill remodeling  projects,  and any contracts resulting from these discussions and
negotiations   would increase the Company's capital  requirements accordingly.
In addition, the Company requires cash to fund its corporate staff and other overhead expenses, which may grow significantly as the Company expands the scope of its operations including the development of an integrated solid waste management company. Although the Company has recently begun generating cash from its Vermont operations, the Company will require additional financing in order to satisfy its existing and pending commitments.

Inflation

WSI does not believe its operations have been materially affected by inflation.

                        WASTE SYSTEMS INTERNATIONAL, INC.

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

         An arbitration hearing was completed on October 25, 1996. On January 2, 1997, the arbitrator issued the Award of Arbitrator, directing Rosen to pay $780,160, excluding interest and litigation costs, for breaches by Rosen of his employment agreement with the Company "in failing to discharge in good faith the duties of his positions and failing to act under the direction of the Board of Directors of the Company. On February 25, 1997 the Middlesex Superior Court in
Cambridge, Massachusetts confirmed the arbitration award and entered the judgment against Rosen. Previously, the Company sought and obtained Injunctive Relief in Massachusetts Superior Court prohibiting any sale or other transfer by Rosen of his stock in the Company in order to provide security for the Company's claims. The Company is currently pursuing efforts to collect on this judgment against Rosen. No assurance can be given that the Company will be able to collect any amounts awarded in arbitration. The Company is carrying on its September 30, 1997 balance sheet an amount of $500,000 in unreimbursed advances due from Rosen, but the Company's other claims and additional advances have not been reflected on the balance sheet at this time.

         b) Susan Allua, et al. v. Massachusetts Department of Environmental Protection, Town of Fairhaven and Waste Systems International, Inc. Two cases involving the same parties were brought in Bristol Superior Court by sixteen residents of Fairhaven, Massachusetts who reside in the vicinity of the landfill owned by the Town of Fairhaven (the "Landfill") which is being remodeled and operated by the Company. The first case commenced on November 8, 1995. In that case, Plaintiffs appealed a permit issued by the Massachusetts Department of Environmental Protection (the "DEP") authorizing the construction of a component of the remodeling project (the "Authorization to Construct" or "ATC"). Plaintiffs also brought claims alleging that the DEP violated the Massachusetts Environmental Policy Act in issuing the ATO (the "MEPA Claim"). Further, Plaintiffs brought common law claims against the Company for nuisance, trespass and strict liability based principally on alleged dust and odor conditions resulting from the Company's excavation activities at the Landfill. The Company has contested all claims, and is receiving the cooperation of the Town of Fairhaven and the DEP in opposing the claims in which those parties are involved.

On January 12, 1996, the Company filed a motion to dismiss the MEPA Claims. The Town and DEP filed a similar motion. The Court heard oral argument on the motions to dismiss on April 9, 1996. On May 1, 1996, the Court issued a decision on the motions to dismiss in favor of Waste Systems International and the Town, dismissing the MEPA claims in their entirety.

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


Item 2.  Changes in Securities

           During the quarter ended September 30, 1997, holders of $150,000 in face amount of Series "A" Convertible Preferred Stock converted their preferred shares into 533,333 shares of common stock.

           On October 6, 1997, the Company filed an S-3 Registration Statement with the Securities and Exchange Commission to register approximately 35,500,000 shares of common stock primarily consisting of shares which are reserved for issuance to holders of Series "A" Preferred Stock upon conversion of their preferred shares to common stock and the shares issued in the January 1997 private placement, see Notes 8 and 9. Such registration will discharge certain of the Company's obligations under the Preferred Stock Registration Rights Agreement.

           On October 7, 1997, holders of $300,000 in face amount of Series "A" Convertible Preferred Stock converted their preferred shares into 1,066,666 shares of common stock.

            See Notes 9 and 10 to the Consolidated Financial Statements presented in Part I.

Item 3.  Defaults on Senior Securities

           None.

Item 4.  Submission of Matters to a Vote of Security Holders

           The Company held its annual meeting of stockholders on October 24, 1997. The Board of Directors nominated seven individuals to serve as Directors of the Company, including four who are to be elected by class vote of the Preferred Stock. The stockholders voted to elect Jay Matulich, Robert Rivkin and Philip Strauss to serve as directors of the Company. There were 38,629,202 votes cast for, 35,125 votes against and 213,660 abstaining from the election of Jay Matulich. There were 38,627,944 votes cast for, 36,383 votes cast against and 213,660 abstaining from the election of Robert Rivkin. There were 38,625,802 votes cast for, 38,525 votes cast against and 213,660 abstaining from the election of Philip Strauss. David J. Breazzano, Charles Johnston, Judy K. Mencher and William B. Philipbar were elected by class vote of the Preferred Stock to serve as Directors of the Company.

           A vote was held to change the Company's name to Waste Systems International, Inc. from BioSafe International, Inc. and to change the Company's state of incorporation to Delaware from Nevada. There were 31,237,007 votes cast for, 195,855 votes cast against, 215,510 abstaining and 7,229,615 not voted.

           A vote was held to approve an amendment to the Company's 1995 Stock Option and Incentive Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder from 1,500,000 shares to 8,500,000. There were 37,574,419 shares for, 441,633 shares against, 634,918 abstaining and 227,017 not voted.

           A vote was held to approve an amendment to the Company's 1995 Stock Option Plan for Non-Employee Directors to provide for the grant to each newly-elected non-employee director of an option to purchase 20,000 shares of the Company's Common Stock upon such election. There were 37,691,958 shares for, 348,209 shares against, 696,608 abstaining and 141,212 not voted.

           The stockholders also voted to ratify the Directors selection of KPMG Peat Marwick, LLP as the Company's independent auditors for the fiscal year ended December 31, 1997. There were 38,666,557 shares for, 26,100 shares against, 99,525 abstaining and 85,805 not voted.

Item 5.  Other Information.

           None.

Item 6.  Exhibits and Reports on Form 8-K

           (a)      Exhibits



                    Exhibit 2.1 - Articles of Merger of Biosafe
                    International, Inc., a Nevada corpporation, with and into Waste Systems International, Inc., a Delaware Corporation, filed October 24, 1997 and effective October 27, 1997.

                    Exhibit 2.1 - Certificate of Merger of Biosafe International, Inc., a Nevada corporation, with and into Waste Systems International, Inc., a Delaware Corporation, filed October 24, 1997 and effective October 27, 1997.

                    Exhibit 2.3 - Agreement and Plan of Merger dated
                    October 17, 1997 by and between Biosafe International, Inc., a Nevada corporation, and Waste Systems International, Inc., a Delaware corporation.

                    Exhibit 4.1 - Certificate of Designation of Series A Convertible Preferred Stock of Waste Systems International, Inc. filed October 20, 1997.

                    Exhibit 4.2 - Amended and Restated Subscription Agreement dated as of June 30, 1997 by and among Waste Systems International, Inc., a Delaware Corporation, and certain subscribers to the issuance shares of Series A Convertible Preferred Stock.


                    Exhibit 11 - Statement re Computation of Earnings per Share.

           (b)      Reports on form 8-K

                    None.

                                SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant as duly caused this Report to be signed on its behalf the undersigned, thereunto duly authorized.


                        WASTE SYSTEMS INTERNATIONAL, INC.



Date: November 14, 1997             /s/ Philip Strauss
                                    -------------------------------------
                                    Philip Strauss
                                    Chairman of the Board, Chief Executive
                                    Officer and President
                                    (Principal Executive Officer)



Date: November 14, 1997             /s/ Robert Rivkin
                                    -------------------------------------
                                    Robert  Rivkin
                                    Vice President, Chief Financial
                                    Officer, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT 2.1
                               ARTICLES OF MERGER

                                       OF

                           BIOSAFE INTERNATIONAL, INC.
                              a Nevada Corporation

                                      INTO

                        WASTE SYSTEMS INTERNATIONAL, INC.
                             a Delaware Corporation

         FIRST: BioSafe International, Inc. ("BioSafe"), an entity of the jurisdiction of Nevada, owns all of the outstanding shares of each class of Waste Systems International, Inc. ("Waste Systems"), an entity of the jurisdiction of Delaware, the laws of which permit this merger.

         SECOND: On October 17, 1997, each of BioSafe and Waste Systems adopted an Agreement and Plan of Merger whereby BioSafe is to be merged into Waste Systems.

         THIRD: The plan of merger was submitted to the stockholders of BioSafe pursuant to Chapter 92A of the Nevada Revised Statutes.

                  Number of Votes      Number of Votes      Number of Votes
Class            Entitled to be Cast         For                Against
--------------------------------------------------------------------------------
Common Stock      52,286,542            31,237,007              195,895
Preferred Stock   34,090,638            28,572,080            5,518,558

The votes cast by the holders of BioSafe's Common Stock and Preferred Stock are sufficient for approval of the merger.

         FOURTH: That the First Amended and Restated Certificate of Incorporation of Waste Systems shall be the Certificate of Incorporation of the surviving corporation.

         FIFTH: That these Articles of Merger shall be effective under the Nevada General Corporation Law on Monday, October 27, 1997 provided that they have been filed with the Secretary of the State of Nevada on or before that date.

         SIXTH: The complete executed plan of merger is on file at the place of business of BioSafe located at 10 Fawcett Street, Cambridge, MA 02138, and a copy of the plan will be furnished by BioSafe, on request and without cost, to any owners of any entity which is a party to this merger.

         SEVENTH: BioSafe designates the following address as the address to which the Secretary of State of the State of Nevada is to mail any process served on him or her against the entity: 10 Fawcett Street, Cambridge, MA 02138.


                                          BIOSAFE INTERNATIONAL, INC.


                                          By:  /s/ Philip Strauss
                                               _______________________________
                                               Philip Strauss
                                               President


                                           By:  /s/ Robert Rivkin
                                                _______________________________
                                                Robert Rivkin
                                                Secretary



                                          WASTE SYSTEMS INTERNATIONAL, INC.



                                          By:  /s/ Philip Strauss
                                               _______________________________
                                               Philip Strauss
                                               President


                                           By:  /s/ Robert Rivkin
                                                _______________________________
                                                Robert Rivkin
                                                Secretary

                                  EXHIBIT 2.2
                              CERTIFICATE OF MERGER

                                       OF

                           BIOSAFE INTERNATIONAL, INC.
                              a Nevada corporation

                                      INTO

                        WASTE SYSTEMS INTERNATIONAL, INC.
                             a Delaware corporation


         The undersigned corporations DO HEREBY CERTIFY:


         FIRST:   That the name and state of incorporation of each of the
constituent corporations of the merger (the "Merger") is as follows:

Name                                                     State of Incorporation
________________________________________________________________________________
BioSafe International, Inc.                                    Nevada
          ("BioSafe")

Waste Systems International, Inc.                             Delaware
         ("Waste Systems")

         SECOND: That an Agreement and Plan of Merger dated as of October 17, 1997 (the "Merger Agreement") has been approved, adopted, certified, executed and acknowledged by each of the constituent corporations in accordance with the requirements of Section 252 of the Delaware General Corporation Law and Chapter 92A of the Nevada Revised Statutes.

         THIRD:   That the name of the surviving corporation of the Merger is
Waste Systems International, Inc., a corporation organized under the laws of the State of Delaware.

         FOURTH: (a) That the total number of shares of stock which BioSafe has authority to issue is as follows:

         Class                      Number of Shares        Par Value Per Share
_______________________________________________________________________________
         Common Stock               100,000,000                     $.001
         Preferred Stock              1,000,000                     $.001

         (b) That the total number of shares of stock which Waste Systems has authority to issue is as follows:

         Class                      Number of Shares        Par Value Per Share
_______________________________________________________________________________
         Common Stock                150,000,000                     $.001
         Preferred Stock               1,000,000                     $.001

         FIFTH:   That the First Amended and Restated Certificate of
Incorporation of Waste Systems shall be the Amended and Restated Certificate of Incorporation of the surviving corporation.

         SIXTH:   That the executed Plan of Merger is on file at an office of the surviving corporation located at 10 Fawcett Street, Cambridge, MA 02138.

         SEVENTH: That a copy of the Plan of Merger will be furnished by the surviving corporation, on request and without cost, to any stockholder of any constituent corporation.

         EIGHTH: That this Certificate of Merger shall be effective under the Delaware General Corporation Law on Monday, October 27, 1997 provided that it has been filed with the Secretary of State of the State of Delaware on or before that date.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

         IN WITNESS WHEREOF, this Certificate has been executed on behalf of the constituent corporations by their authorized officers, as of this 20th day of October, 1997.


                                     BIOSAFE INTERNATIONAL, INC.



                                     By: /s/ Philip Strauss
                                         __________________________________
                                         Philip Strauss
                                         President


ATTEST:


By:    /s/ Robert Rivkin
       _____________________________
       Robert Rivkin
       Secretary



                                     WASTE SYSTEMS INTERNATIONAL, INC.



                                     By: /s/ Philip Strauss
                                       ______________________________
                                       Philip Strauss
                                       President

ATTEST:


By:    /s/ Robert Rivkin
       _____________________________
       Robert Rivkin
       Secretary

                                  EXHIBIT 2.3
                          AGREEMENT AND PLAN OF MERGER
                         OF BIOSAFE INTERNATIONAL, INC.
                     INTO WASTE SYSTEMS INTERNATIONAL, INC.


         AGREEMENT AND PLAN OF MERGER made this 17th day of October, 1997, by and between BioSafe International, Inc., a corporation organized in and governed by the laws of the State of Nevada (the "Nevada Company") and Waste Systems International, Inc. (the "Delaware Company"), a corporation organized in and governed by the laws of the State of Delaware, each with principal executive offices at 10 Fawcett Street, Cambridge, MA 02138.

         WHEREAS, the Board of Directors of the Nevada Company and the Delaware Company, respectively, deem it advisable and generally to the advantage and welfare of the two corporate parties and the shareholders of each of the parties that the Nevada Company merge with the Delaware Company under and pursuant to the provisions of the Business Corporation Law of State of Nevada and of the General Corporation Law of the State of Delaware.

         NOW, THEREFORE, in consideration of the promises and of the mutual agreements herein contained and of the mutual benefits hereby provided, it is agreed by and between the parties hereto as follows:

A. MERGER. The Nevada Company shall be and it hereby is merged into the Delaware Company.

A. EFFECTIVE DATE. This Agreement and Plan of Merger shall become effective immediately upon compliance with the laws of the States of Nevada and Delaware, the time of such effectiveness being hereinafter called the Effective Date.

A. SURVIVING CORPORATION. The Delaware Company shall survive the merger herein contemplated and shall continue to be governed by the laws of the State of Delaware and the separate corporate existence of the Nevada Company shall cease forthwith upon the Effective Date.

A. CERTIFICATE OF INCORPORATION. The First Amended and Restated Certificate of Incorporation of the Delaware Company as it exists on the Effective Date shall be the First Amended and Restated Certificate of Incorporation of the surviving Delaware Company following the Effective Date (the "Certificate") unless and until the same shall be amended or repealed in accordance with the provisions thereof. Such First Amended and Restated Certificate shall constitute the Certificate of Incorporation of the Delaware Company separate and apart from this Agreement of Merger and may be separately certified as the First Amended and Restated Certificate of Incorporation of the Delaware Company.

A. BYLAWS. The Bylaws of the Delaware Company as they exist on the Effective Date shall be the Bylaws of the Delaware Company following the Effective Date unless and until the same shall be amended or repealed in accordance with the provisions thereof.


A. BOARD OF DIRECTORS AND OFFICERS. The members of the Board of Directors and the officers of the Delaware Company immediately after the Effective Date shall be those persons who were the members of the Board of Directors and the officers, respectively, of the Delaware Company on the Effective Date, and such persons shall serve in such offices, respectively, for the terms provided by law, in the Bylaws, in the Certificate or until their respective successors are elected and qualified.


A. CANCELLATION OF SECURITIES. The securities of the Delaware Company in existence on the Effective Date all of which are held beneficially and of record by the Nevada Company, shall be canceled and shall cease to be issued and outstanding shares on and after the Effective Date.

A. CONVERSION OF OUTSTANDING SECURITIES OF THE NEVADA COMPANY. Upon the Effective Date, each outstanding share of common stock, $.001 par value, of the Nevada Company ("Nevada Common Stock"), shall automatically convert, into one share of the Nevada Company common stock, $.001 par value, of the Delaware Company ("Delaware Common Stock"); each outstanding share of Series A Preferred Stock, $.001 par value per share, of the Nevada Company shall automatically convert into one share of the Delaware Company Series A Preferred Stock, $.001 par value per share; each outstanding convertible debenture of the Nevada Company shall automatically convert into a convertible debenture of the Delaware Company, having the same face amount and identical terms and convertible into the same number of shares of Delaware Common Stock as the number of shares of Nevada Common Stock into which it was formerly convertible; and each outstanding warrant or option of the Nevada Company to purchase a number of shares of Nevada Common Stock shall automatically convert into a warrant or option of the Delaware Company to purchase the same number of shares of Delaware Common Stock. The conversion of each of the Nevada Company securities into its corresponding Delaware Company security shall occur automatically upon the Effective Date without necessity of further action on the part of any person. Each stock certificate representing theretofore issued and outstanding shares of Nevada Common Stock shall represent the same number of shares of Delaware Common Stock and shall be exchangeable for a stock certificate of the Delaware Company representing such number of shares of Delaware Common Stock in accordance with such procedures as may be established by the Delaware Company.

A. RIGHTS AND LIABILITIES OF DELAWARE COMPANY. At and after the Effective Date, the Delaware Company shall succeed to and possess, without further act or deed, all of the estate, rights, privileges, powers, and franchises, both public and private, and all of the property, real, personal, and mixed, of each of the parties hereto; all debts due to the Nevada Company shall be vested in the Delaware Company; all claims, demands, property, rights, privileges, powers and franchises and every other interest of either of the parties hereto shall be as effectively the property of the Delaware Company as they were of the respective parties hereto; the title to any real estate vested by deed or otherwise in the Nevada Company shall not revert or be in any way impaired by reason of the merger, but shall be vested in the Nevada Company; all rights of creditors and all liens upon any property of either of the parties hereto shall be preserved unimpaired, limited in lien to the property affected by such lien at the Effective Date; all debts, liabilities, and duties of the respective parties hereto shall thenceforth attach to the Delaware Company and may be enforced against it to the same extent as if such debts, liabilities, and duties had been incurred or contracted by it; and the Delaware Company shall indemnify and hold harmless the officers and directors of each of the parties hereto against all such debts, liabilities and duties and against all claims and demands arising out of the merger.

         10. AMENDMENT AND ABANDONMENT. Subject to applicable law, at any time prior to the Effective Date, the directors of the Nevada Company and the directors of the Delaware Company may amend or abandon this Agreement; provided however, that the principal terms may not be amended without stockholder approval.

         IN WITNESS WHEREOF, each of the corporate parties hereto has caused this Agreement and Plan of Merger to be executed.

                                WASTE SYSTEMS INTERNATIONAL, INC.



                                By:  /s/ Philip Strauss
                                     __________________________________
                                     Philip Strauss
                                     Chairman, President and
                                     Chief Executive Officer




                                BIOSAFE INTERNATIONAL, INC.


                                By:  /s/ Philip Strauss
                                     __________________________________
                                     Philip Strauss
                                     Chairman, President and
                                     Chief Executive Officer






                                  EXHIBIT 4.1
                        WASTE SYSTEMS INTERNATIONAL, INC.

               CERTIFICATE OF DESIGNATIONS, PREFERENCES AND RIGHTS
                         OF A SERIES OF PREFERRED STOCK


                     By Resolution of the Board of Directors





         We, Philip Strauss, President, and Robert Rivkin, Secretary, of Waste Systems International, Inc., a corporation organized and existing under the General Corporation Law of the State of Delaware (the "Corporation"), in accordance with Section 151 of the Delaware General Corporation Act, do hereby certify:

         That, pursuant to authority conferred upon the Board of Directors of the Corporation by the Articles of Incorporation of said Corporation, as amended, and pursuant to the provisions of Section 151 of the Delaware General Business Corporation Act, said Board of Directors on October 17, 1997 unanimously adopted a resolution providing for the designations, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, including, without limiting the generality of the foregoing, such provisions as may be desired concerning voting, redemption, dividends, dissolution or the distribution of assets, and conversion or exchange, of a series of preferred stock, which resolution is as follows:

         RESOLVED, that pursuant to the authority vested in the Board of Directors of the Corporation in accordance with the provisions of the Articles of Incorporation of the Corporation, as amended, a series of preferred stock of the Corporation known as Series A Convertible Preferred Stock (the "Preferred Stock") be, and it hereby is, created, classified, and authorized, and the issuance thereof is provided for, and that the designation and number of shares, and relative rights, preferences and limitations thereof, shall be as set forth in the form appended hereto as Exhibit A.

A. Designation. The shares of the series of Preferred Stock shall be esignated as "Series A Convertible Preferred Stock," and the number of shares constituting such series shall be 200,000. The par value of the Series A Convertible Preferred Stock shall be $.001 per share.

A. Dividends. The holders of outstanding shares of the Preferred Stock shall be entitled to receive,when, as and if declared by the Board of Directors, out of funds legally available for the payment of dividends, dividends at the annual rate of $8.00 per share for each of the three years following June 26, 1997, and at the annual rate of $14.00 per share thereafter. All dividends shall be cumulative and shall be payable annually in arrears on June 26th of each year, commencing on June 26, 1998, in preference to and with priority over dividends on the common stock of the Corporation, par value $.001 per share (the "Common Stock"). Such dividends shall be cumulative and shall accrue (whether or not earned or declared, and whether or not there are funds legally available therefor) without interest from the first day of the annual period in which such dividend may be payable as herein provided or from the date of first issuance of the Preferred Stock, if later. Any dividends that accrue may be paid, at the option and in the sole discretion of the Board of Directors, in cash or, in whole or in part, by issuing fully paid and non-assessable shares of Preferred Stock, valued for such purpose at $100 per share. All dividends paid with respect to shares of the Preferred Stock pursuant to this Section 2 hereof shall be paid pro rata to the holders entitled thereto. Declaration and payment of such dividends shall be made each year unless otherwise determined by the Board of Directors with respect to a particular year.

A.       Liquidation, Dissolution or Winding Up.

1. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, holders of each share of Preferred Stock outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to stockholders, whether such assets are capital, surplus, or earnings, an amount equal to $100 per share of Preferred Stock held plus any accrued and unpaid dividends with respect thereto to which holders of the Preferred Stock have become entitled (the "Liquidation Preference"), before any payment shall be made to the holders of any class of Common Stock or of any stock ranking on liquidation junior to the Preferred Stock. If upon any liquidation, dissolution, or winding up of the Corporation, the assets to be distributed to the holders of the Preferred Stock under the foregoing sentence shall be insufficient to permit payment to such shareholders of the full preferential amounts aforesaid, then all of the assets of the Corporation available for distribution to such holders under such sentence shall be distributed to such holders pro rata, so that each holder receives that portion of the assets available for distribution as the number of shares of Preferred Stock held by such holder bears to the total number of shares of Preferred Stock then outstanding. After the payment of all preferential amounts required to be paid to the holders of the Series A Preferred Stock upon the dissolution, liquidation or winding up of the Corporation, the holders of shares of Preferred Stock and shares of Common Stock then outstanding shall share ratably in the distribution of the remaining assets and funds of the Corporation in proportion to the number of shares of Common Stock held by them or issuable upon conversion of shares of Preferred Stock held by them.

1. The amount per share set forth in Section 3(a) shall be appropriately adjusted for any stock split, stock combinations, stock dividends or similar recapitalizations with respect to the Preferred Stock.

A.       Voting Power.

1. Except as otherwise expressly provided herein or as required by law, the holder of each share of Preferred Stock shall be entitled to vote on all matters. Each share of Preferred Stock shall entitle the holder thereof to such number of votes per share as shall equal the number of shares of Common Stock into which each share of Preferred Stock is then convertible. Except as otherwise expressly provided herein in Section 4(b) below, or as required by law, the holders of shares of the Preferred Stock and the Common Stock shall vote together as a single class on all matters.

1. The holders of the Preferred Stock shall have the right to vote together as a single class to elect four (4) directors to the Board of Directors of the Corporation, two of which shall be designated by B III Capital Partners, L.P. ("B III"), so long as B III holds 30,000 or more shares of the Preferred Stock; provided that in the event that B III shall own fewer than 30,000 shares (subject to adjustment as provided herein) of Preferred Stock, B III shall be entitled to designate one director; and provided further that in the event that B III shall own fewer than 15,000 shares (subject to adjustment as provided herein) of the Preferred Stock, B III shall not be entitled to designate a director. Such directors shall be elected annually for one-year terms by the holders of the Preferred Stock at the Corporation's annual meeting of stockholders, notwithstanding any contrary provision in the Corporation's charter or bylaws, or, if necessary, to replace one of such directors at a special meeting of the Preferred Stockholders.

A. Conversion. The holders of the Preferred Stock shall have the following conversion rights:

1. Subject to and in compliance with the provisions of this Section 5, any shares of the Preferred Stock may, at the option of the holder, be converted at any time or from time to time into fully-paid and non-assessable shares of Common Stock. The number of shares of Common Stock to which a holder of the Preferred Stock shall be entitled upon conversion shall be the product obtained by multiplying the Applicable Conversion Rate (determined as provided in Section 5(c)) by the number of shares of Preferred Stock being converted. For purposes of this Section 5, the number of shares of Preferred Stock being converted shall include shares of Preferred Stock that would be issuable in payment of any accrued and unpaid dividends at the time of conversion.

a) In the event that after June 26, 1998 the average closing price of the Corporation's Common Stock on the Nasdaq Stock Market (or, in the event that such security is not traded on the Nasdaq Stock Market, such other national or regional securities exchange or automated quotation system upon which such security is listed and principally traded or, if no such price is available, the per share market value of the Common Stock as determined by a nationally recognized investment banking firm or other nationally recognized financial adviser retained by the Corporation for such purpose) is equal to or greater than 200% of the Applicable Conversion Value over a period of any twenty (20) successive trading days, the Corporation may, at its option, effect the automatic conversion of shares of Preferred Stock, in whole or in part, at the Applicable Conversion Rate; provided that the Company's option to effect the automatic conversion under this Section 5(b) shall be available only if the Corporation Common Stock does in fact trade on each day in the twenty days prior to the election to effect the automatic conversion. With respect to any automatic conversion of fewer than all the outstanding shares of preferred stock, the number of shares to be converted shall be determined by the Board of Directors and the shares to be converted shall be selected pro rata. If the foregoing condition has been satisfied and the Corporation has elected to effect the automatic conversion of shares of Preferred Stock, it shall deliver a notice to that effect by overnight delivery service to each holder of shares of Preferred Stock. The conversion will be effective five (5) days after the delivery of such notice in accordance with the provisions of Section 5(b)(ii) below.

a) Upon the occurrence of the events specified in Section (5)(b)(i), the outstanding shares of Preferred Stock shall be converted automatically without any further action by the holders of such shares and whether or not the certificates representing such shares are surrendered to the Corporation or its transfer agent, provided, however, that the Corporation shall not be obligated to issue certificates evidencing the shares of Common Stock issuable upon such conversion unless certificates evidencing such shares of the Preferred Stock being converted are either delivered to the Corporation or any transfer agent, as hereinafter provided, or the holder notifies the Corporation or any transfer agent as hereinafter provided, that such certificates have been lost, stolen or destroyed and executes an agreement satisfactory to the Corporation to indemnify the Corporation from any loss incurred by it in connection therewith.

         Upon the occurrence of the automatic conversion of all of the outstanding Preferred Stock, the holders of the Preferred Stock shall surrender the certificates representing such shares at the office of the Corporation or of any transfer agent for the Common Stock. Thereupon, there shall be issued and delivered to each such holder, promptly at such office and in his name as shown on such surrendered certificate or certificates, a certificate or certificates for the number of shares of Common Stock into which the shares of the Preferred Stock surrendered were convertible on the date on which such automatic conversion occurred.

1. The conversion rate in effect at any time (the "Applicable Conversion Rate") shall equal the quotient obtained by dividing $100 by the Applicable Conversion Value, calculated as hereinafter provided. 2. The Applicable Conversion Value in effect initially, and until first adjusted in accordance with Section 5(f) shall be $.28125.

1. Upon the happening of an Extraordinary Common Stock Event (as hereinafter defined), the Applicable Conversion Value shall, simultaneously with the happening of such Extraordinary Common Stock Event, be adjusted by dividing the then effective Applicable Conversion Value by a fraction, the numerator of which shall be the number of shares of Common Stock of all classes outstanding immediately after such Extraordinary Common Stock Event and the denominator of which shall be the number of shares of Common Stock of all classes outstanding immediately prior to such Extraordinary Common Stock Event, and the quotient so obtained shall thereafter be the Applicable Conversion Value. The Applicable Conversion Value, as so adjusted, shall be readjusted in the same manner upon the happening of any successive Extraordinary Common Stock Event or Events. "Extraordinary Common Stock Event" shall mean (i) the issue of additional shares of the Common Stock of any class as a dividend or other distribution on outstanding Common Stock, (ii) subdivision of outstanding shares of Common Stock of any class into a greater number of shares of the Common Stock, or (iii) combination of outstanding shares of the Common Stock of any class into a smaller number of shares of the Common Stock.

                  (f) If the average closing price of the Corporation's Common Stock on the NASDAQ Stock Market (or, in the event that such security is not traded on the NASDAQ Stock Market, such other national or regional securities exchange or automated quotation system upon which such security is listed and principally traded or, if no such price is available, the per share market value of the Common Stock as determined by a nationally recognized investment banking firm or other nationally recognized financial advisor retained by the Corporation for such purpose) over the final twenty trading days of the 120 day period commencing on the effective date of the proposed reverse stock split is less than $.28125 (subject to adjustment as provided herein) then the Applicable Conversion Value shall be such average closing price.

                  (g) In the event the Corporation shall make or issue, or fix a record date for the determination of holders of Common Stock entitled to receive, a dividend or other distribution payable in securities of the Corporation other than shares of Common Stock, then and in each such event lawful and adequate provision shall be made so that the holders of Preferred Stock shall receive upon conversion thereof in addition to the number of shares of Common Stock receivable thereupon, the number of securities of the Corporation which they would have received had their Preferred Stock been converted into Common Stock on the date of such event and had they thereafter, during the period from the date of such event to and including the Conversion Date (as hereinafter defined), retained such securities receivable by them as aforesaid during such period, giving application to all adjustments called for during such period under this Section 5 with respect to the rights of the holders of the Preferred Stock.

                  (h) If the Common Stock issuable upon the conversion of the Preferred Stock shall be changed into the same or different number of shares of any class or classes of stock, whether by reclassification or otherwise, then and in each such event the holder of each share of Preferred Stock shall have the right thereafter to convert such share into the kind and amount of shares of stock and other securities and property receivable upon such reorganization, reclassification or other change, by holders of the number of shares of Common Stock into which such shares of Preferred Stock might have been converted immediately prior to such reorganization, reclassification or change, all subject to further adjustment as provided herein.

                  (i) If at any time or from time to time there shall be a capital reorganization of the Common Stock or a merger or consolidation of the Corporation with or into another Corporation or the sale of all or substantially all of the Corporation's properties and assets to any other person, then, as a part of and as a condition to the effectiveness of such reorganization, merger, consolidation or sale, lawful and adequate provision shall be made so that the holders of the Preferred Stock shall thereafter be entitled to receive upon conversion of the Preferred Stock the number of shares of stock or other securities or property of the Corporation or of the successor Corporation resulting from such merger or consolidation or sale, to which a holder of Common Stock deliverable upon conversion would have been entitled on such capital reorganization, merger, consolidation, or sale. In any such case, appropriate provisions shall be made with respect to the rights of the holders of the Preferred Stock after the reorganization, merger, consolidation or sale to the end that the provisions of this Section 5 (including without limitation provisions for adjustment of the Applicable Conversion Value and the number of shares purchasable upon conversion of the Preferred Stock) shall thereafter be applicable, as nearly as may be, with respect to any shares of stock, securities or assets to be deliverable thereafter upon the conversion of the Preferred Stock.

         Each holder of Preferred Stock upon the occurrence of a capital reorganization, merger or consolidation of the Corporation or the sale of all or substantially all its assets and properties as such events are more fully set forth in the first paragraph of this Section 5(h), shall have the option of (i) receiving the Liquidation Preference or (ii) electing treatment of its shares of Preferred Stock under the preceding paragraph of this Section 5(h), notice of which election shall be submitted in writing to the Corporation at its principal offices no later than ten (10) days before the effective date of such event, provided that any such notice shall be effective if given not later than fifteen
(15) days after the date of the Corporation's notice, pursuant to Section 8, with respect to such event.

                  (j) In each case of an adjustment or readjustment of the Applicable Conversion Rate, the Corporation will furnish each holder of Preferred Stock with a certificate, prepared by the chief financial officer of the Corporation, showing such adjustment or readjustment, and stating in detail the facts upon which such adjustment or readjustment is based.

                  (k) To  exercise  its  conversion  privilege  as  provided  in
Section 5(a) above, a holder of Preferred Stock shall surrender the certificate or certificates representing the shares being converted to the Corporation at its principal office, and shall give written notice to the Corporation at that office that such holder elects to convert such shares. Such notice shall also state the name or names (with address or addresses) in which the certificate or certificates for shares of Common Stock issuable upon such conversion shall be issued. The certificate or certificates for shares of Preferred Stock surrendered for conversion shall be accompanied by proper assignment thereof to the Corporation or in blank. The date when such written notice is received by the Corporation together with the certificate or certificates representing the shares of Preferred Stock being converted, shall be the "Conversion Date." As promptly as practicable after the Conversion Date, the Corporation shall issue and shall deliver to the holder of the shares of Preferred Stock being converted, or on its written order, a certificate or certificates as it may request for the number of full shares of Common Stock issuable upon the conversion of such shares of Preferred Stock in accordance with the provisions of this Section 5 and cash as provided in Section 5(k), in respect of any fraction of a share of Common Stock issuable upon such conversion. Such conversion shall be deemed to have been effected immediately prior to the close of business on the Conversion Date, and at such time the rights of the holder as holder of the converted shares of Preferred Stock shall cease and the person or persons in whose name or names any certificate or certificates for shares of Common Stock shall be issuable upon such conversion shall be deemed to have become the holder or holders of record of shares of Common Stock represented thereby.

                  (l) No fractional shares of Common Stock or scrip representing fractional shares shall be issued upon conversion of Preferred Stock. Instead of any fractional shares of Common Stock which would otherwise be issuable upon conversion of Preferred Stock, the Corporation shall pay to the holder of the shares of Preferred Stock which were converted a cash adjustment in respect of such fraction in an amount equal to the same fraction of the market price per share of the Common Stock (as determined in a manner prescribed by the Board of Directors) at the close of business on the Conversion Date.

                  (m) In the event some but not all of the shares of Preferred Stock represented by a certificate or certificates surrendered by a holder are converted, the Corporation shall execute and deliver to or on the order of the holder, at the expense of the Corporation, a new certificate representing the number of shares of Preferred Stock which were not converted.

                  (n) The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of the Preferred Stock, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the Preferred Stock, and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the Preferred Stock, the Corporation shall take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purpose.

A.                         Redemption.

1. Call Redemption. If any shares of Preferred Stock shall be outstanding on June 26, 2002, the Corporation may redeem, at the option of the Corporation in its sole discretion, to the extent it has funds legally available therefor, at any time or from time to time, in whole or in part, shares of Preferred Stock (a "Call Redemption") at a price per share equal to the Liquidation Preference plus any accrued and unpaid dividends with respect to such shares to which the holders of the Preferred Stock have become entitled (the "Redemption Price"). With respect to any Call Redemption of fewer than all of the outstanding shares of Preferred Stock, the number of shares to be redeemed shall be determined by the Board of Directors and the shares to be redeemed shall be selected pro rata.

1. Notice of Call Redemption. Notice of any Call Redemption of shares of Preferred Stock, specifying the time and place of redemption and the Redemption Price (a "Redemption Notice"), shall be sent by overnight delivery service to each holder of Preferred Stock to be redeemed, at the address for such holder shown on the Corporation's record not more than sixty (60) nor less than thirty
(30) days prior to the Redemption Date (as hereinafter defined). If less than all the shares of Preferred Stock owned by such holder are then to be redeemed, the Redemption Notice shall also specify the number of shares which are to be redeemed; provided, however, that no failure to given such Redemption Notice nor any defect therein shall affect the validity of the procedure for the redemption of any shares of Preferred Stock to be redeemed except as to the holder to whom the Corporation has failed to give said Redemption Notice or except as to the holder whose Redemption Notice was defective. Each such Redemption Notice shall state: (i) the Redemption Date (as hereinafter defined); (ii) the Redemption Price (as hereinafter defined); (iii) the number of shares of Preferred Stock to be redeemed and, if fewer than all the shares of Preferred Stock held by a holder are to be redeemed, the number of shares thereof to be redeemed from such holder; (iv) the manner and place or places at which payment for the shares of Preferred Stock offered for redemption will be made, presentation and surrender to the Corporation of the certificates evidencing the shares being redeemed; (v) that dividends on the shares of Preferred Stock being redeemed shall cease to accrue on the Redemption Date unless the Corporation defaults in the payment of the Redemption Price; and (vi) that the rights of holders of Preferred Stock as stockholder of the Corporation with respect to shares being redeemed shall terminate as of the Redemption Date unless the Corporation defaults in the payment of the Redemption Price. Upon mailing any such Redemption Notice, the Corporation shall become obligated to redeem at the Redemption Price on the applicable Redemption Date all shares of Preferred Stock therein specified.

1. Remption Date. The Corporation shall fix the date for a Call Redemption (the "Redemption Date")no earlier than thirty (30) but not more than sixty (60) days after the Redemption Notice is sent as set forth in Section 6(b) hereof.

1. Payment and Surrender. On any Redemption Date, the full Redemption Price shall become payable in cash for the shares of Preferred Stock being redeemed on such Redemption Date. As a condition of payment of the Redemption Price, each holder of Preferred Stock must surrender the certificate or certificates representing the shares of Preferred Stock being redeemed to the Corporation in the manner and at the place designated in the Redemption Notice or in the event such certificate or certificates have been lost, stolen or destroyed, must execute an agreement satisfactory to the Corporation to indemnify the
Corporation from any loss incurred by it in connection therewith. Each surrendered certificate shall be canceled and retired. All redemption payments will be made to the holders of the shares being redeemed.

1. Termination. On any Redemption Date, unless the Corporation defaults in the payment in full of the Redemption Price, dividends on the Preferred Stock redeemed shall cease to accumulate, and all rights of holders of such redeemed shares shall terminate, except for the right to receive the Redemption Price.

         7.       Restrictions and Limitations.

                  (a) Corporate Action. Except as expressly provided herein or as required by law, so long as any shares of Preferred Stock remain outstanding, the Corporation shall not without the approval by vote or written consent (which written consent need not be unanimous) by the holders of at least fifty-one percent (51%) of the then outstanding shares of Preferred Stock, voting as a separate class:

          (i) authorize or issue, or obligate itself to authorize or issue, any equity security senior to or on parity with the Preferred Stock as to liquidation preferences, dividend rights, redemption rights or voting rights (except for common stock as to voting rights);

          (ii) merge or consolidate with any other corporation, or sell, assign, lease or otherwise dispose of or voluntarily part with the control of (whether in one transaction or in a series of transactions)all, or substantially all, of its assets (whether now owned or hereinafter acquired), or consent to any liquidation, dissolution, winding up,reorganization or recapitalization of the Corporation, or permit any subsidiary to do any of the foregoing, except for
(1) any wholly-owned subsidiary may merge into or consolidate with or transfer assets to any other wholly-owned subsidiary, and (2) any wholly-owned subsidiary may merge into or transfer assets to the Corporation; or

          (iii) amend, restate, modify or alter the by-laws of the Corporation in any way which adversely affects the rights of the holders of the Preferred Stock;

          (b) Amendments to Charter. The Corporation shall not amend its Articles of Incorporation without the approval, by vote or written consent (which written consent need not be unanimous), by the holders of at least sixty percent (60%) of the then outstanding shares of Preferred Stock, if such amendment would adversely affect any of the rights, preferences, privileges of or limitations provided for herein for the benefit of any shares of Preferred Stock. Without limiting the generality of the preceding sentence, the Corporation will not amend its Articles of Incorporation without the approval by the holders of at least sixty percent (60%) of the then outstanding shares of Preferred Stock if such amendment would:

          (i) change the relative seniority rights of the holders of Preferred Stock as to the payment of dividends in relation to the holders of any other capital stock of the Corporation, or create any other class or series of capital stock entitled to seniority as to the payment of dividends in relation to the holders of Preferred Stock;

          (ii) reduce the amount payable to the holders of Preferred Stock upon the voluntary or involuntary liquidation, dissolution or winding up of the Corporation, or change the relative seniority of the liquidation preferences of the holders of Preferred Stock to the rights upon liquidation of the holders of other capital stock of the Corporation, or change the dividend rights of the holders of Preferred Stock;

          (iii) cancel or modify the rights of the holders of the Preferred Stock provided for in this Section 7.


        8.      Preemptive Rights

        8.1 Right of Purchase. The Company grants to each holder of Preferred Stock, so long as such holder shall own, of record or beneficially, or have the right to acquire from the Corporation, any Preferred Stock, the right to purchase all or part of his or its Pro Rata Share of New Securities offered by the Corporation, which right shall expire before and shall not apply in connection with any registered underwritten public offering by the Corporation of the Corporation's securities. For purposes of this preemptive right, the term "Pro Rata Share" shall mean the ratio of the number of shares of the Corporation's Common Stock into which such holder's Preferred Stock is convertible to the total number of shares of Common Stock then outstanding
(including Common Stock issuable upon the conversion of all the outstanding Preferred Stock).

        8.2 Definition of New Securities. "New Securities" shall mean any equity securities of the Corporation, whether now authorized or not, and rights, options, or warrants to purchase said equity securities, and securities of any type whatsoever that are, or may become, convertible into said equity securities; provided, however, that "New Securities" does not include (i) securities offered to the public pursuant to an effective registration statement filed under the Securities Act of 1933, as amended ("Securities Act"); (ii) securities issued pursuant to the acquisition of another corporation by the Corporation by merger, purchase of substantially all of the assets, or other reorganization whereby the Corporation acquires not less than 51% of the voting power of such corporation; (iii) securities issued or issuable upon conversion of any convertible securities or warrants issued by the Corporation and outstanding as of June 26, 1997; (iv) any stock options issued to officers, directors, employees or consultants of the Corporation and securities issuable upon exercise thereof, provided that the aggregate amount of stock reserved for issuance of such stock options shall not exceed fifteen percent (15%) of the issued and outstanding Common Stock of the Corporation; or (v) Preferred Stock issued after the date hereof and on or before June 30, 1997, provided that the aggregate amount of such Preferred Stock does not exceed $5,000,000.

        8.3 Notice from the Corporation. In the event the Corporation proposes to undertake an issuance of New Securities, it shall give each holder of Preferred Stock written notice of its intention, describing the type of New Securities and the price and the terms upon which the Corporation proposes to issue the same. Each holder of Preferred Stock shall have ten (10) business days from the date of receipt of any such notice to agree to purchase up to their Pro Rata Share of such New Securities for the price and upon the terms specified in the notice by giving written notice to the Corporation and stating therein the quantity of New Securities to be purchased.

        8.4 Sale by the Corporation. In the event any holder of Preferred Stock fails to exercise in full his or its preemptive right, the Corporation shall have 60 days thereafter to sell the New Securities with respect to which such holder's option was not exercised, at a price and upon terms no more favorable to the purchasers thereof than specified in the Corporation's notice. To the extent the Corporation does not sell all the New Securities offered within said 60 day period, the Corporation shall not thereafter issue or sell such New Securities without first again offering such securities to the holders of Preferred Stock in the manner provided above.

        9. No Reissuance of Preferred Stock. No share or shares of the Preferred Stock acquired by the Corporation by reason of redemption, purchase, conversion or otherwise shall be reissued, and all such shares shall be canceled, retired, and eliminated from the shares which the Corporation shall be authorized to issue. The Corporation may from time to time take such appropriate corporate action as may be necessary to reduce the authorized number of shares of the Preferred Stock accordingly.

        10. Notices of Record Date. In the event (i) the Corporation establishes a record date to determine the holders of any class of securities who are entitled to receive any dividend or other distribution, or (ii) there occurs any capital reorganization of the Corporation, any reclassification or recapitalization of the capital stock of the Corporation, any merger or consolidation of the Corporation, and any transfer of all or substantially all of the assets of the Corporation to any other Corporation, or any other entity or person, or any voluntary or involuntary dissolution, liquidation or winding up of the Corporation, the Corporation shall mail to each holder of Preferred Stock at least twenty (20) days prior to the record date specified therein, a notice specifying (a) the date of such record date for the purpose of such dividend or distribution and a description of such dividend or distribution, (b) the date on which any such reorganization, reclassification, transfer, consolidation, merger, dissolution, liquidation or winding up is expected to become effective, and (c) the time, if any, that is to be fixed, as to when the holders of record of Common Stock (or other securities) shall be entitled to exchange their shares of Common Stock (or other securities) for securities or other property deliverable upon such reorganization, reclassification, transfer, consolidation, merger, dissolution, liquidation or winding up.

        11. Other Rights. Except as otherwise provided in this resolution or as otherwise may be required by law, each share of Preferred Stock and each share of Common Stock shall be identical in all respects, shall have the same powers, preferences and rights, without preference of any such class or share over any other such class or share, and shall be treated as a single class of stock for all purposes.

        IN WITNESS WHEREOF, Waste Systems International, Inc. has caused this certificate to be executed under seal by Philip Strauss, its President, and Robert Rivkin, its Secretary, this _____ day of _______, 1997.

                                     By: /s/ Philip Strauss
                                         ___________________
                                         Philip Strauss
                                         President


                                     By: /s/ Robert Rivkin
                                         __________________
                                         Robert Rivkin
                                         Secretary




State of                            )
                                    ) ss:
County of                           )
                                    )

         On ___________________ personally appeared before me, a Notary Public, Philip Strauss and Robert Rivkin, who acknowledges that they executed the above instrument.



                                  Notary Public

                                  My commission expires:


(SEAL)

                                  EXHIBIT 4.2
                           BIOSAFE INTERNATIONAL, INC.

                              AMENDED AND RESTATED
                             SUBSCRIPTION AGREEMENT



To:      BioSafe International, Inc.
         10 Fawcett Street
         Cambridge, MA 02138

         You have advised the undersigned that BioSafe International, Inc., a Nevada corporation (the "Company"), is offering to certain accredited investors a maximum of 200,000 Shares of convertible preferred stock, $.001 par value per share (the "Shares") on substantially the terms and conditions set forth herein and in the Private Placement Memorandum (the "Offering Memorandum") dated May 6, 1997, as amended or supplemented from time to time (the "Offering"). You also have been advised that the Company has the right in its sole discretion to increase or decrease the number of Shares it is offering under the Offering Memorandum at any time prior to the closing of the Offering, and any such increase or decrease shall not affect the rights of any subscribers hereunder.

         Based on the foregoing and subject to the terms and conditions of this Subscription Agreement (the "Subscription"), the undersigned agrees with you as follows:

A.                         Subscription.

         The undersigned hereby tenders this Subscription for the purchase of the number of Shares set forth on the signature page hereof at a price of $100 per Share and agrees to pay therefor the aggregate purchase price set forth on the signature page hereof.

A.                         Acceptance of Subscription.

         It is understood and agreed that this Subscription is made subject to the following terms and conditions:

1. The Company shall have the right to accept or reject this Subscription, in whole or in part, for any reason, including the inability of the undersigned to meet the standards imposed by Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Securities Act"), the ineligibility of the undersigned to meet the standards imposed by applicable state or foreign securities laws, or for any other reason, or for no reason. If this Subscription is rejected, the funds previously deposited hereunder will be returned to the undersigned together with interest, if any, accrued thereon.

1. Two copies of this Agreement are being executed by the undersigned. If accepted, one copy of this Agreement will be retained by the Company and one copy of this Agreement, after execution by the Company, shall be delivered to the undersigned.

A.        Closing of Offering; Withdrawal of Offering or Subscription.

1. The Company has the discretion at any time to close the Offering either in whole or in part.

1. The Offering hereunder may be withdrawn by the Company for any reason or for no reason. If the Offering is withdrawn by the Company, the undersigned may receive a full refund of the subscription price previously deposited hereunder plus interest thereon, by submitting a written request to the Company requesting such refund, and will have no further liability to the Company other than to return to the Company the Offering Memorandum and other documents, if any, furnished to the undersigned by or on behalf of the Company in connection with the Offering, and the Company will have no further liability to the undersigned.

A.       Representations and Warranties of the Undersigned.

         The Company hereby represents and warrants to the undersigned and the undersigned confirms that all documents, records, and books pertaining to the investment in the Company and requested by the undersigned have been made available or delivered to the undersigned.

         The undersigned hereby represents and warrants to the Company as follows:

1. all information provided and representations made by the undersigned in the Prospective Investor Questionnaire (the "Questionnaire") of the Company, which Questionnaire is attached hereto as Exhibit A, are true and correct in all respects as of the date hereof.

1. The address set forth at the foot of this Subscription is the address of the undersigned's principal residence or place of business, and the undersigned has no present intention of becoming a resident of any other country, state or jurisdiction.

1. Unless the undersigned shall have notified the Company to the contrary in writing prior to or together with the tendering of this Subscription, the undersigned acknowledges that the undersigned has not relied upon the advice of a "Purchaser Representative" (as defined in the aforementioned Regulation D) in evaluating the risks and merits of this investment.

1. The undersigned has received and read or reviewed and is familiar with the Offering Memorandum and its Exhibits.

1. The undersigned has had an opportunity to ask questions of and receive answers from the Company, or a person or persons acting on the Company's behalf, concerning the terms and conditions of this investment.

1. The undersigned understands and acknowledges the following:

a) the securities for which the undersigned hereby subscribes (including any securities into which such securities may be converted) have not been registered under the Securities Act or under the securities laws of any state or other jurisdiction in reliance upon exemptions for private offerings; and that this Offering has not been passed upon or the merits thereof endorsed or approved by any state or federal authorities.

a) while the Company may in the future register such securities (or any securities into which such securities may be converted), it is under no obligation to do so, except as otherwise provided herein or in a Registration Rights Agreement between the Company and the undersigned;

a) such securities (including any securities into which such securities may be converted) cannot be resold unless registered under the Securities Act and any applicable securities law of any state or other jurisdiction, or an exemption from registration is available;

a) there is no public market for the Shares;

a) the undersigned is purchasing such securities without being furnished any offering literature or prospectus other than the Offering Memorandum (and the exhibits thereto), and is relying only on the information contained therein and on discussions with Robert Rivkin and Philip Strauss in evaluating the risks and merits of this investment; and

a) no person or entity, other than Robert Rivkin and Philip Strauss, has been authorized to give any information or make any representations in connection with this investment other than that contained in the Offering Memorandum (and the exhibits thereto).

1. The securities for which the undersigned hereby subscribes are being acquired solely for the undersigned's own account, for investment and not with a view to any transaction which would constitute a distribution within the meaning of the Securities Act; the undersigned has no present plans to enter into any contract, undertaking, agreement, or arrangement relating thereto.

1. The undersigned has such knowledge and experience that the undersigned is capable of evaluating the matters set forth in the Offering Memorandum (and the exhibits thereto) and the risks and merits relating thereto.

1. The undersigned  acknowledges  and  is  aware  of  the  following:

a) the securities offered hereby are a speculative investment which involves a high degree of risk of loss by the undersigned of the undersigned's entire investment in the Company; and

a) no assurances have been given that the undersigned will realize any gain from the undersigned's investment in the Company and the undersigned may lose the undersigned's entire investment.

1. The undersigned, if it is a corporation or other entity, acknowledges that it, through the officer(s) and/or director(s) and/or other employees responsible for making an investment decision with regard to this Subscription, has such knowledge and experience in financial and business matters that it is capable of evaluating the relative risks and merits of this investment, and further acknowledges that the representations and warranties contained in this Section
(d) are true and accurate with respect to it.

                  (xi) The undersigned warrants that it will not, during the one hundred twenty (120) day period following the effective date of the reverse stock split referred to in Section (i) herein, sell, trade or otherwise dispose of its Shares or the Common Stock into which the Shares are convertible.

         The foregoing representations and warranties are true and accurate as of the date hereof and shall be true and accurate as of the date of tender of this Subscription.

Rescission Right for Florida Subscribers

         The undersigned acknowledges that he is aware that the securities represented hereby have not been registered under the Florida Securities and Investor Protection Act by reason of an exemption pursuant to Section 5l7.061(11) thereof. Unless the securities are registered, they may not be re-offered for sale or resold in the State of Florida except as a security, or in a transaction, exempt under said Act.

         The undersigned has been advised that sales made pursuant to Section 517.061(11) of the Florida Securities and Investor Protection Act are voidable by the subscriber either within three days after the first tender of consideration is made by the subscriber or within three days after the availability of that privilege is communicated to the subscriber, whichever occurs later.

         e)       Representations of the Company.
         The Company hereby represents and warrants to the undersigned as follows:

                  (i) the Company is in good standing under the laws of the State of Nevada and is duly licensed or qualified to transact business as a foreign corporation and is in good standing in each other jurisdiction in which the nature of the business transacted by it or the character for the properties owned or leased by it requires such licensing or qualification.

                  (ii) the execution and delivery by the Company of this Agreement, the performance by the Company of its obligations hereunder and the issuance, sale and delivery of the Shares have been duly authorized by all requisite corporate action and will not violate any provision of any applicable law, any order of any court or other agency of government, the Articles of Incorporation of the Company, as amended to date or the Bylaws of the Company, as amended to date.

                  (iii)  the  Bylaws  of  the  Company   and  the   Articles  of
         Incorporation of the Company provided to the undersigned are true and correct copies of the same.

                  (iv) the Company's filings with the Securities and Exchange Commission made pursuant to the Securities Exchange Act of 1934, as amended, have been timely filed, comply with all applicable regulations and there have not been any material changes with respect to information contained in such filings since the Company's most recent filing on Form 10-Q, except as otherwise disclosed to the undersigned..

         f)       Transferability.

         This Subscription, or any of the undersigned's interest herein, may not be transferred or assigned, and any sale, assignment or transfer of the securities purchased hereunder shall be made only in accordance with applicable securities laws.

         g)       Revocation.

         The undersigned agrees that the undersigned shall not cancel, terminate or revoke this Subscription or any agreement of the undersigned made hereunder except as may be required by applicable law, and that this Subscription shall survive the death or disability of the undersigned.

         h)       Registration Rights.

         The Company shall cause to be filed a registration statement under the Securities Act of 1933, as amended, relating to the shares of common stock received by the holder upon conversion of its Shares, as soon as practicable upon the conversion of a stockholders preferred stock and upon receipt of a written request thereof. The Company will negotiate in good faith to enter into a registration rights agreement containing the following material terms: (i) the Company will, within ninety (90) days after the closing of the Offering, file with the Securities and Exchange Commission a registration statement sufficient to register all Common Stock (as defined below) of the Company necessary to cover the exercise of the conversion option by holders of Shares; (ii) the Company will use best efforts to cause such registration statement to become effective within one hundred eighty (180) days after the filing of the registration statement; and (iii) if the registration statement is not effective within the one hundred eighty (180) day period, then holders of Shares will be entitled to liquidated damages equal to 1% (on a fully diluted basis) warrant coverage on outstanding Common Stock at its closing price on the last day of the one hundred eighty (180) day period.

         i)       Voting Agreement.

         The undersigned hereby agrees that, as a condition to purchasing and receiving Shares in the Offering, and in consideration therefor, the undersigned hereby agrees to vote its Shares in favor of a reverse stock split with respect to the shares of common stock of the Company (the "Common Stock"), on such terms and at such time as the Board of Directors determines and recommends to the stockholders. It is contemplated that such reverse stock split shall be presented to the stockholders of the Company at the 1997 Annual Meeting of Stockholders of the Company or at a special meeting to be held as promptly as practical thereafter, and shall provide for the conversion of each share of Common Stock into a lesser amount of shares of Common Stock with fractional shares eliminated.

         j)       Miscellaneous.

                  (i) No Waiver; Cumulative Remedies. No failure or delay on the part of any party to this Subscription, in exercising any right, power or remedy hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy hereunder. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

                  (ii) Addresses for Notices, etc. All notices requests, demands and other communications provided for hereunder shall be in writing and mailed, telecommunicated or delivered:

         If to the Company, to the address set forth above, Telecopier: (617) 497-6355, Attention: Mr. Robert Rivkin, or at such other address as shall be designated by the Company in a written notice to the undersigned complying as to delivery with the terms of this Section (j). A copy of all notices, demands and other communications to the Company shall be sent to the offices of Goodwin, Procter & Hoar LLP, Exchange Place, Boston, Massachusetts 02109, Attention:
Thomas P. Storer, P.C.

         If to the undersigned, at its address as set forth on the signature page hereof or at such other address as shall be designated by the undersigned in a written notice to the Company complying as to delivery with the terms of this Section (j).

         All such notices, requests, demands and other communications shall, when mailed, registered or certified mail, return receipt requested, postage prepaid, telecommunicated, telegraphed or telexed, respectively, be effective when deposited in the mails, confirmed received by telecommunication or delivered to the telegraph or telex company, respectively, addressed as aforesaid.

                  (iii) Severability. The invalidity or unenforceability of any provision hereof shall in no way affect the validity or enforceability of any other provision.

                  (iv) Governing Law. This Subscription shall be governed by, and construed in accordance with, the laws of The Commonwealth of Massachusetts, without regard to the choice of law principles thereunder.

                  (v) Entire Agreement; Amendments. This Subscription Agreement together with all Exhibits and amendments hereto constitutes the entire agreement among the parties hereto with respect to the subject matter hereof and may only be amended by a writing executed by all parties.

                  (vi) Certification. The undersigned certifies that he has read the entire Subscription Agreement and every statement on his part and set forth herein is true and complete.

         IN WITNESS WHEREOF, the undersigned has executed and sworn to this Subscription this ______ day of _____________________, 1997
--------------------------------------------------------------------------------





_______________________________                        ________________________
Name of Investor (Please print)                        Signature of Investor
and Capacity in Which
Subscription is Made



_______________________________
Address of Investor:



________________________________                _______________________________
Number            Street                        Signature of Co-Investor, if Any


_______________________________________________________________________________
City              State                     Zip Code             Tel. No. (    )


_______________________________________________________________________________
Social Security Number for Individual or other Taxpayer Identification Number

Shares:
         Number of Shares Subscribed For:                     Per Share Price:

Aggregate Purchase Price:  $


ACCEPTED BY:

BIOSAFE INTERNATIONAL, INC.

By:

NUMBER OF SHARES:

Date:  ________________, 1997

                                    EXHIBIT A

                                NAME OF INVESTOR:

                       PROSPECTIVE INVESTOR QUESTIONNAIRE


                           BioSafe International, Inc.
                                10 Fawcett Street
                               Cambridge, MA 02138


         The securities of BioSafe International, Inc. (the "Company") are being offered in reliance on Regulation D under the Securities Act of 1933, as amended ("Regulation D"), and similar provisions of state law. To satisfy the requirements of Regulation D and applicable state law, the Company must determine whether a prospective investor (the "Investor") meets Regulation D and the state law definitions of "accredited investor" before selling (or, in some states, offering) securities to such person. This Questionnaire is designed to assist the Company in making this determination.

         Please complete, execute and date this Prospective Investor Questionnaire and deliver it along with an executed Subscription Agreement to the Company at the address set forth above. Your answers will, at all times, be kept confidential except as necessary to establish that the offer and sale of the securities will not result in a violation of applicable law.

I. To establish the basis of the Investor's status as an accredited investor, please answer the questions set forth below.

A. Is the Investor an individual with a net worth (or net worth with his or her spouse) in excess of $1 million:

                                    Yes ________     No ________

A. If the Investor is an individual, will his or her acquisition of securities of the Company in the offering exceed 25% of the Investor's net worth (or net worth with his or her spouse). For purposes of this Section l(b), "net worth" excludes the value of the Investor's principal residence and

                                    Yes ________     No ________

A. Is the Investor an individual with net income (without including any net income of the Investor's spouse) in excess of $200,000, or joint income with the Investor's spouse in excess of $300,000, in each of the two most recent years, and does the Investor reasonably expect to reach the same income level in the current year?

                                    Yes ________     No ________
A. Is the Investor an employee benefit plan within the meaning of the Employee Retirement Income Security Act of 1974 (hereinafter "ERISA") whose decision to invest in the Company is being made by a plan fiduciary which is either a bank, savings and loan association, insurance company or registered investment adviser or, alternatively, does the employee benefit plan have total assets in excess of $5,000,000 or is the employee benefit plan "self-directed" with investment decisions made solely by person(s) who are accredited investors(s)?

                                    Yes ________     No ________

A. Is the Investor a plan established and maintained by a state, its political subdivisions, or any agency or instrumentality of a state or its political subdivisions for the benefit of its employees with total assets in excess of $5,000,000?

                                    Yes ________     No ________

A. Is the Investor a trust (including an individual retirement arrangement formed as a trust or a tax-qualified pension and profit sharing plan (e.g., a Keogh Plan) formed as a trust but not subject to ERISA) with total assets in excess of $5,000,000 that was not formed for the specific purpose of acquiring securities of the Company and whose purchase is directed by a person with such knowledge and experience in financial and business matters that such person is capable of evaluating the merits and risks of the prospective investment?

                                    Yes ________     No ________

A. Is the Investor a corporation, partnership, Massachusetts or similar business trust or an organization described in Section 501(c)(3) of the Internal Revenue Code that was not formed for the specific purpose of acquiring securities of the Company and whose total assets exceed $5,000,000?

                                    Yes ________     No ________

A.  Is the Investor one of the following entities:

1. A "bank" as defined in Section 3(a)(2) of the Securities Act or any "savings and loan association" or other institution as defined in Section 3(a)(5)(A) of the Securities Act whether acting in an individual or fiduciary capacity;

1. A "broker/dealer" registered pursuant to Section 15 of the Securities Exchange Act of 1934;

1.  An "insurance company," as defined in Section 2(13) of the Securities Act;

1. An "investment company" registered under the Investment Company Act of 1940 or a "business development company" as defined in Section 2(a)(48) of the Investment Company Act of 1940;

1. A "Small Business Investment Company" licensed by the U.S. Small Business Administration under Section 301(c) or (d) of the Small Business Investment Act of 1958; or

1. A "Private Business Development Company" as defined in Section 202(a)(22) of the Investment Advisers Act of 1940?

                                    Yes ________     No ________

 If yes, then which entity (i.e.,  (h)(i) through (vi)above)? -----------------

A. Is the Investor an entity (other than a trust but including a grantor trust and including an investment retirement account, the investment of which is directed by the beneficiary) in which all of the equity owners or the beneficiary, as the case may be, can answer "Yes" to any one question set forth in Sections l(a) through 1(h) immediately above?

                                    Yes ________     No ________

I. Is the Investor acquiring securities of the Company as a principal for the purpose of investment and not with a view to resale or distribution?

                                    Yes ________     No ________

I. By signing this Questionnaire, the Investor hereby confirms the following statements:

A. The Investor shall immediately provide the Company with corrected information in the event any information given herein was untrue.

A. The Investor acknowledges that any delivery to the Investor of a Confidential Private Placement Memorandum and other information relating to the Company, prior to the determination by the Company of the suitability of the Investor as an investor in the Company, shall not constitute an offer of securities of the Company until such determination of suitability shall be made.

A. The answers of the Investor to the foregoing questions are true and complete to the best of the information and belief of the undersigned, and the Company shall be notified promptly to any changes in the foregoing answers.

                  [Remainder of Page Intentionally Left Blank]

_____________________________                   _______________________________
Signature of Investor                           Signature of Investor
(or duly authorized agent)                      (or duly authorized agent)


______________________________                   ______________________________
Title:                                           Title:


______________________________                   ______________________________
Print Name Signed Above                          Print Name Signed Above


__________________                               ____________________
Date Signed                                      Date Signed




                                           Exhibit 11
                       WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 (A Development Stage Company)
                           Computation of Net Income Per Common Share
                                          (unaudited)



                                          Three Months Ended             Nine Months Ended
                                      ---------------------------   ----------------------------
                                       September     September        September      September
                                           30,           30,              30,            30,
                                          1997          1996            1997            1996
                                      ------------- -------------   ------------   -------------
Primary

   Average shares outstanding           17,932,166    16,043,285      17,686,368      13,334,119

   Net effect of dilutive stock options
   based on the treasury stock method
   usin average market price                     -     2,194,907               -               -
                                      ------------- -------------   ------------   -------------

   Total
                                        17,932,166    18,238,192      17,686,368      13,334,119
                                      ============= =============   ============   =============


   (Loss) income from continuing
   operations                            (513,120)       224,761     (2,879,999)     (2,675,818)

   Preferred dividend requirement        (183,000)             -       (183,000)               -

   Loss from discontinued operations             -             -              -     (1,662,453)

   Loss on extinguishment of debt                -             -       (133,907)               -
                                      ------------- -------------   ------------   -------------

   Net (loss) income to common
   stockholders                          (696,120)       224,761     (3,196,906)     (4,338,271)
                                      ============= =============   ============   =============


   (Loss) income per common share:          (0.03)          0.01          (0.16)          (0.20)

   Preferred dividend requirement           (0.01)             -          (0.01)               -

   Discontinued operations                       -             -               -          (0.12)

   Extinguishment of debt                        -             -          (0.01)               -
                                      ------------- -------------   ------------   -------------

   Net (loss) income per common share       (0.04)          0.01          (0.18)          (0.32)
                                      ============= =============   ============   =============


Fully Diluted

   Average shares outstanding
                                         17,932,166    16,043,285     17,686,368      13,334,119

   Net effect of dilutive stock
   options based on the treasury
   stock method using
   average quarter-end market price,
   if higher than average market price            -     2,194,907              -               -
                                      ------------- -------------   ------------   -------------

   Total
                                        17,932,166    18,238,192      17,686,368      13,334,119
                                      ============= =============   ============   =============


   (Loss) income from continuing
   operations                            (513,120)       224,761     (2,879,999)     (2,675,818)

   Preferred dividend requirement        (183,000)             -       (183,000)               -

   Loss from discontinued operations             -             -               -     (1,662,453)

   Loss on extinguishment of debt                -             -       (133,907)               -
                                      ------------- -------------   ------------   -------------

   Net (loss) income per common
   stockholder                           (696,120)       224,761     (3,196,906)     (4,338,271)

   (Loss) income per common share:          (0.03)          0.01          (0.16)          (0.20)

   Preferred dividend requirement           (0.01)             -          (0.01)               -

   Discontinued operations                       -             -               -          (0.12)

   Extinguishment of debt                        -             -          (0.01)               -
                                      ------------- -------------   ------------   -------------

   Net (loss) income per common share       (0.04)          0.01          (0.18)          (0.32)
                                      ============= =============   ============   =============
