Form 10-K/A
period 1996-12-31
WASTE SYSTEMS INTERNATIONAL INC
filed 1997-12-22
CIK 847468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549
                               --------------------

                                    FORM 10-K/A
                                  Amendment No. 2

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended December 31, 1996

                              Commission file number 0-25998

                            WASTE SYSTEMS INTERNATIONAL, INC.
                         (formerly BioSafe International, Inc.)
                  (Exact name of registrant as specified in its charter)
                                  --------------------

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

                                    (617) 497-4500
                                Fax (617) 497-6355
                 (Registrant's telephone number, including area code)
                                 --------------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ___

         As of March 26, 1997, the market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $ 5,519,553.

         The number of shares of the Registrant's common stock, par value $.001 per share, outstanding as of March 26, 1997 was 17,662,569.

                              TABLE OF CONTENTS

Explanatory Note:  This is amendment No. 2 to Form 10-K Filed with the
                   Securities and Exchange Commission for the year ended December 31, 1996.

                                                                           PAGE
                                                                           ----
PART I                                                                       1

         Item 1.    Business                                                 1
         Item 2.    Is unchanged
         Item 3.    Is unchanged
         Item 4.    Submission of Matters to a Vote of Security Holders     11

PART II                                                                     12

         Item 5.    Market For Registrant's Common Equity and Related
                    Stockholder Matters                                     12
         Item 6.    Selected Financial Data                                 14
         Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     15
         Item 8.    Financial Statements and Supplementary Data             22
         Item 9.    Is unchanged

PART III

         Item 10.   Directors and Executive Officers                        22
         Item 11.   Executive Compensation                                  24
         Item 12.   Security Ownership of Certain Beneficial Owners and
                    Management                                              28
         Item 13.   Is unchanged

PART IV                                                                     31

         Item 14.   Exhibits, Financial Statement Schedules, and Reports on
                    Form 8-K                                                31

Signatures

         This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Future Operating Results of this Form 10-K/A.

                                                        PART I
Item 1.  Business

         Waste Systems International, Inc. (formerly known as "BioSafe International, Inc." and referred to herein as the "Company" or "WSI") is a nonhazardous solid waste management services company currently engaged in the business of rehabilitating landfills to permit their continued operation with increased capacity in an environmentally sound manner, referred to by WSI as "landfill remodeling", and landfill operation. WSI has developed technologies for handling of waste materials for use in landfill remodeling.

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

         As discussed above, WSI is focusing its resources and activities on the development of an integrated solid waste management business. With the implementation of Subtitle D Regulations (as defined herein) and a growing scarcity of urban-center disposal sites, solid waste disposal continues to move further out from these urban centers. The Company believes that through utilization of its landfill remodeling process, it will be able to acquire and develop landfill capacity in or near urban metropolitan areas. On an integrated basis, the Company believes that this may provide a geographical and logistical competitive advantage to the extent that the Company's operations are more centrally located as compared to its competitors with operations extending out greater distances from disposal sites.

         Prior to March 27, 1996, WSI had been actively developing other technologies with potential application in a number of business areas, including the manufacture of useful materials from tires and other recycled materials, contaminated soil cleanup and recycling, industrial sludge disposal, size reduction equipment design and manufacture (collectively, the "Ancillary Technologies"), and Major Sports Fantasies, Inc.("MSF"), a business unrelated to the environmental industry. Since March 27, 1996, the Company has not allocated its resources or activities to the development or commercial exploitation of the Ancillary Technologies or MSF. See "Business - Discontinued Operations, Restructuring and Management Change." The Company believes that the restructuring, which is now substantially complete, will allow the Company to improve significantly its operating profitability in the future and has positioned the Company to pursue successfully additional expansion opportunities. See "Business - Recapitalization".

         The Company, however, is currently maintaining ownership of its infectious medical waste disposal technology, which is fully developed and requires no further development costs, which is outside the Company's core landfill remodeling and operations business. See "Business - Medical Waste Technology License"

         The Company has acquired, through a joint venture in which the Company has an 80% interest, a landfill located in Moretown, Vermont. The current estimated available new capacity at this landfill, excluding remodeling, is in excess of 1 million tons. On September 30, 1996, the Company received its final permit from the Vermont Department of Natural Resources to commence operations at the landfill at an average of 350 tons per day("TPD"). On October 7, 1996, the Company began operations at the landfill which is currently operating at approximately 150 - 200 TPD. The Company anticipates the operating level of the landfill to increase to approximately 200 - 250 TPD by the end of the second quarter of 1997. The Company intends to operate the landfill at that level until the Company permits and constructs its next cell, at which time the Company expects to increase the operating level to full capacity.

         On July 24, 1994, WSI entered into a contract with the Town of Fairhaven, Massachusetts to remodel the Town's existing 26 acre landfill. On June 22, 1995, the Company commenced operations and began accepting waste at the landfill utilizing existing capacity. On October 11, 1995, a Major Modification Permit was issued by the Massachusetts Department of Environmental Protection("DEP") including an Authorization to Construct and remodel the initial cell at the landfill. Since then, the Company has completed remodeling and constructed an initial cell at the landfill, and on August 12, 1996, the Company received final authorization from the DEP to operate the cell under the Town's existing permit at 150 TPD. On November 8, 1995, an action was brought against various parties including the Company relating to the remodeling permits at the Fairhaven landfill seeking among other things to appeal the permit that had been issued for remodeling the landfill. See "Legal Proceedings". On September 9, 1996, pursuant to the Massachusetts Administrative Procedures Act, the action was heard by a Bristol County Superior Court Judge. As of March 26,1997, a ruling has not been issued. The Company, until the outcome of this litigation is determined, has ceased making additional capital investments in this project and has operated the landfill at a reduced capacity. Based on the extensive delays and additional operating costs to the project because of this litigation and engineering impacts of delays associated with the litigation, resulting in the current uncertainty of the long-term economic viability of the project, the Company has decided to write-off its capital investment in the project through December 31, 1996 of $6,342,196. Included in the $6,342,196 is a reserve of $500,000 for additional litigation and ongoing site construction costs. When the litigation is resolved, the Company at that time will reassess the continued feasibility of the project.

         WSI is actively pursuing additional opportunities in landfill remodeling and operations and is involved in various stages of project evaluation or acquisition. At the present time, in addition to the projects in Moretown, Vermont and Fairhaven, Massachusetts, WSI is developing the following potential projects:

                  The Company and the Town of South Hadley, Massachusetts have entered into a contract that provides for WSI to operate and remodel an existing 26-acre landfill in South Hadley. The Company is currently in the initial stages of permitting this project and anticipates beginning operations and generating revenues at this site by the end of 1998 or early 1999.

         The Company and the Town of Buckland, Massachusetts have entered into a contract that provides for WSI to operate and remodel an existing 10-acre landfill in Buckland. The Company and the Town of Buckland are currently reviewing available options for proceeding with this project.

         Each of these projects is subject to various financing and operational uncertainties, which are more fully discussed under "Business--Landfill Remodeling" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Operating Results."

         WSI is a Delaware corporation with its principal executive offices at 10 Fawcett Street, Cambridge, Massachusetts 02138. Its telephone number is (617) 497-4500.

Company Background and Reorganizations

         The Company was incorporated in Nevada in 1989 as Zoe Capital Corp. and had no operations until March 29, 1995. On that date, the Company acquired BioSafe, Inc., (BioSafe), a Delaware corporation, through a merger with a subsidiary of the Company (the "Acquisition"), and changed its name to "BioSafe International, Inc." BioSafe, Inc. was incorporated in Delaware in April 1990. Pursuant to an Agreement and Plan of Merger dated March 17, 1995, among the Company and BioSafe, Inc., a subsidiary of the Company and certain shareholders of the Company, all persons serving as directors and officers of the Company resigned upon the consummation of the Acquisition. The persons serving as directors and officers of BioSafe immediately prior to the consummation of the Acquisition were elected to the same offices with the Company and retained their positions as directors and officers of BioSafe, Inc.. Prior to the Acquisition, neither BioSafe nor any affiliate of BioSafe had an interest in Zoe Capital Corp. On October 27, 1997, the Company changed its name to Waste Systems International, Inc. from BioSafe International, Inc. and changed its state of incorporation to Delaware from Nevada.

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

         The Company, however, is currently maintaining ownership of its infectious medical waste disposal technology, which is fully developed and requires no further development costs, which is outside the Company's core landfill remodeling and operations business. See "Business - Medical Waste Technology License"

         On March 27, 1996, Dr. Richard H. Rosen resigned from the offices of Chairman of the Board, President, Chief Executive Officer, and Treasurer of the Company and all of its subsidiaries and affiliates. See Item 3 "Legal Proceedings". The Board of Directors named Philip Strauss, Chief Operating Officer, to the additional positions of Chief Executive Officer and President of the Company. On June 24, 1996 Philip Strauss was also elected Chairman of the Board of the Company.

Recapitalization

         The Company believes that the restructuring, which is now substantially complete, will allow the Company to improve significantly its operating profitability in the future and has positioned the Company to pursue successfully additional expansion opportunities. The ultimate successful completion of the Company's restructuring is dependent upon the Company's ability to raise substantial additional capital and to achieve a level of revenues adequate to support the Company's cost structure. Accordingly, the Company is in the process of preparing a recapitalization plan and intends to seek to finalize and implement` this plan by June 30, 1997. In view of the current financial condition of the Company, the recapitalization plan , if successful, is likely to result in substantial dilution to existing shareholders through the issuance of convertible or other equity securities at a depressed market price.

Industry Background

         The Company's strategy responds to the highly fragmented and rapidly consolidating nature of the solid waste industry. More stringent environmental regulations and increased demand for additional services such as recycling are dramatically increasing the capital and management expertise needed to compete and survive in the industry. It has become prohibitively expensive for many private companies and especially municipal waste management organizations, to bring their operations into compliance with today's standards. As a result, many of these operators are considering alternatives such as privatization and or the sale or merger of their operations. According to financial analyst reports on the solid waste industry, only about one-third of the industry is currently managed by publicly-traded companies. The remaining two-thirds provide numerous privatization, partnership or acquisition opportunities for public companies with easier access to capital.

         Achieving safer and more efficient disposal and management of solid waste is an increasingly pressing problem for the solid waste industry. Of particular importance to WSI's landfill remodeling business are policies being implemented by the U.S. Environmental Protection Agency ("U.S. EPA") and State environmental regulatory authorities that are compelling the closure of most existing unlined landfills throughout the country. Today there are slightly more than 3,000 operating landfills across the United States. In 1988, there were more than 8,000. At the same time, the Clean Air Act Amendments of 1990 require the imposition of stringent limitations on the emission of toxic substances into the atmosphere from incinerators, further limiting the available options for disposal of solid waste.

         Several categories of materials handling and size reduction technology are of particular importance in solid waste disposal and management. Materials handling technology is critical because of the large volume of the materials involved in most waste streams and the need to achieve separation into usable and/or recyclable components. Size reduction technology is useful in order to convert all material to be processed to a uniform size so that it can be efficiently handled and effectively processed.

         The solid waste disposal industry offers opportunities for a company with engineering technology, know-how, and experience to apply technologies to particular disposal problems. Substantial effort is required to understand the materials that are involved in the waste stream and its economic context, and to develop an effective strategy for dealing with those materials. If this can be accomplished successfully, WSI believes that it will generally be possible to structure profitable projects where the Company can play an ongoing role in the implementation and management of the solution on a revenue-producing basis.




WSI Technology and Strategy

         Prior to March 27, 1996, WSI had focused on the development and implementation of proprietary processes which offered practical benefits to entities faced with meeting regulatory restrictions on the handling and disposal of waste, including reductions in capital and operating costs, recycling of recyclable materials, and reductions of environmental risk. WSI has developed technology in two important areas of waste processing, materials handling and size reduction. These technologies are central to WSI's landfill remodeling process, which enables existing landfill materials to be handled efficiently in a continuous process.

         As previously discussed, WSI is currently focusing its resources and activities on the development of an integrated solid waste management business. The Company believes that through utilization of its landfill remodeling process, it will be able to acquire and develop landfill capacity in or near urban metropolitan areas. On an integrated basis, the Company believes that this may provide a geographical and logistical competitive advantage to the extent that the Company's operations are more centrally located as compared to its competitors with operations extending out greater distances from disposal sites.

         The key elements of the Company's strategy are to:

                  1) identify landfills in or near an urban metropolitan centers that meet the Company's criteria for landfill remodeling or acquisition;

                  2) in the region around each of its landfills, develop an integrated solid waste management operation, including collection operations and transfer stations, through strategically sound and financially accretive acquisitions and internal growth, to secure long-term stable waste and cash flows; and

                  3)  consolidate and optimize the integrated operations

This strategy is intended to enable the Company to continue to grow through new projects, acquisitions and internal growth.

Landfill Remodeling

         Municipal waste at landfills, even if it has been in place for many years, typically contains a large amount of low density, bulky material. By processing and recycling this material through WSI's soil separation and size reduction equipment, it is possible to recapture approximately 40-80% of the landfills original capacity, based on the Company's feasibility studies and its initial remodeling work at the Fairhaven landfill to date. First, an area of a landfill is excavated and processed, then the landfill can be lined in accordance with current environmental standards. At that time, the site can receive municipal solid waste and the reprocessed remaining landfill waste.

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

         The Company's approach to landfill remodeling is based on extensive professional experience of its engineering personnel in connection with materials handling and size reduction technologies, including field testing of the technologies used by the Company. In connection with any particular landfill remodeling project, the Company conducts extensive feasibility studies, including core samples of existing landfill content, to serve as the basis for projected volume reduction and new landfill capacity. At this time, the Company has developed significant experience through initial remodeling activities at the Fairhaven landfill. In developing its landfill remodeling strategy, the Company has consulted extensively with State regulatory authorities in various states having permitting and regulatory authority over landfills which the Company is evaluating for possible remodeling.

         The economics of this proposed solution to the above described landfill problems will vary from location to location based upon the particular circumstances of a project, and no assurance can be given that the utilization of WSI's landfill remodeling technology can achieve cost effective results at any particular landfill.

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

         Fairhaven Landfill Project

         On July 24, 1994 WSI entered into a contract with the Town of Fairhaven, Massachusetts to remodel the Town's existing 26 acre landfill. On June 22, 1995, the Company commenced operations and began accepting waste at the landfill utilizing existing capacity. On October 11, 1995, a Major Modification Permit was issued by the Massachusetts Department of Environmental Protection("DEP") including an Authorization to Construct and remodel the initial cell at the landfill. Since then, the Company has completed remodeling and constructed an initial cell at the landfill, and on August 12, 1996 the Company received final authorization from the DEP to operate the cell under the Town's existing permit at 150 TPD. On November 8, 1995 an action was brought against various parties including the Company relating to the remodeling permits at the Fairhaven landfill seeking among other things to appeal the permit that had been issued for remodeling the landfill. See "Legal Proceedings". On September 9, 1996, pursuant to the Massachusetts Administrative Procedures Act, the action was heard by a Bristol County Superior Court Judge. As of March 26,1997, a ruling has not been issued. The Company, until the outcome of this litigation is determined, has ceased making additional capital investments in this project and has operated the landfill at a reduced capacity. Based on the extensive delays and additional operating costs to the project because of this litigation and engineering impacts of delays associated with the litigation, resulting in the current uncertainty of the long-term economic viability of the project, the Company has decided to write-off its capital investment in the project through December 31, 1996 of $6,342,196. Included in the $6,342,196 is a reserve of $500,000 for additional litigation and ongoing site construction costs. When the litigation is resolved, the Company at that time will reassess the continued feasibility of the project.

         Other Landfill Remodeling Projects

         At  the  present   time,   in  addition  to  operations  in  Fairhaven,
Massachusetts and Moretown, Vermont, WSI is developing the following projects:

         South Hadley, Massachusetts. One of the Company's landfill projects involves a landfill located on a 26-acre parcel in the Town of South Hadley, for which WSI and the Town entered into an operation and remodeling contract on August 22, 1995. The Town of South Hadley will retain full ownership of the landfill. The Company is currently in the initial stages of permitting this project and anticipates beginning operations and generating revenues at this site by the end of 1998 or early 1999.

         Buckland, Massachusetts. The Company entered into a contract with the Town of Buckland, Massachusetts in November 1995, under which WSI will operate and remodel the Buckland community landfill. The Town of Buckland will retain full ownership of the landfill. The Company and the Town of Buckland are currently reviewing available options for proceeding with this project.


Medical Waste Technology License

         On February 9, 1996, the Company entered into a licensing and royalty agreement with ScotSafe Limited (ScotSafe), a Glasgow, Scotland based company, for the exclusive rights to use WSI's continuous flow auger ("CFA") medical waste processing technology in the British Isles and Ireland. On November 6, 1996 the Company and ScotSafe expanded their licensing agreement throughout Europe. The initial licensing agreement contemplated that ScotSafe would establish as many as nine CFA plants, each of which would result in additional licensing fees to BioSafe. In accordance with the agreement, WSI will provide technical assistance in connection with these facilities including facility design, installation, testing and training. In addition to royalty payments for each plant, ScotSafe has agreed to pay WSI for consulting and other services, and will reimburse the Company for its out-of-pocket expenses and disbursements in connection with these services. As of December 1996, the Company has completed two plants for ScotSafe under this agreement and has generated approximately $1,000,000 in gross revenues. The royalty per plant is payable on a monthly basis over a two year period.

Markets and Competition

         The solid waste management industry presents a broad variety of opportunities, and it is difficult to characterize the market in general terms. Likewise, the competitive environment is evolving rapidly, as new problems are identified and new technologies and approaches are developed for dealing with them. WSI faces competition or potential competition from a large number of companies, many of which have substantially greater resources than the Company. The Company believes that its engineering technology, know-how, and experience represent potential competitive advantages. In certain circumstances, the Company's marketing approach may require it to expend significant resources in preliminary phases of a project before there is any assurance that a project is feasible or that the Company's proposal will be accepted, which necessarily entails certain financial risks.

         At the present time the Fairhaven landfill remodeling project is believed to be the largest project of its kind in the United States. The Company has developed significant experience through the operation of this project to date. There have been some small landfill mining demonstration projects in Massachusetts, Florida, New York, and Pennsylvania. Landfill mining differs from landfill remodeling in that landfill mining's principal purposes are to reclaim recyclables and to reduce the footprint of the landfill to reduce and/or delay closure and post closure costs. WSI is not aware of any major company involved in either landfill mining or remodeling at this time. WSI expects that significant competition is likely to develop as the benefits of the remodeling approach become more widely known, and that some potential competitors may have significantly greater resources than BioSafe. WSI has obtained patent protection for aspects of its remodeling technology. No assurance can be given, however, that competitors may not be able to successfully challenge WSI's patents, or develop landfill remodeling technologies which avoid these patents.

Environmental Regulation

         The Company and its customers are subject to extensive and evolving environmental laws and regulations that have been enacted in response to technological advances and increased concern over environmental issues. These regulations are administered by the U.S. EPA and various other federal, state and local environmental, transportation and health and safety agencies. The Company believes that to a significant extent such laws and regulations have the effect of enhancing the potential market in which the Company operates, because the Company seeks to attract customers by offering them economical solutions to regulatory problems. On the other hand, such laws and regulations represent a potential constraint on the Company's operation of projects for its customers or for its own account.

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

         The Company's remodeling and operation of landfills subject it to certain operational, monitoring, site maintenance, closure and post-closure, and financial assurance obligations which change from time to time and which could give rise to increased capital expenditures and operating costs, although in landfill projects undertaken for municipalities or other customers the Company will seek to establish contractual arrangements under which the customer will assume the risk of any additional capital expenditure requirements arising from regulatory requirements. In connection with the Company's preliminary development of landfill remodeling projects, the Company will expend considerable time, effort and money in complying with the governmental review and permitting process necessary to remodel and increase the capacity of these landfills. Governmental authorities have the power to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in the case of violations. Failure to correct the problems to the satisfaction of the authorities could lead to curtailed operations or even closure of a landfill.

         The principal federal, state, and local statutes and regulations applicable to the Company's operations are as follows:

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

         In October 1991, the U.S. EPA adopted new regulations pursuant to Subtitle D of RCRA (the "Subtitle D Regulations"). These new regulations became generally effective in October 1993 (except for certain MSW landfills accepting less than 100 TPD, as to which the effective date was April 9, 1994, and new financial assurance requirements, which become effective April 9, 1997) and include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. In addition, these regulations require that new landfill units meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) designed to keep leachate out of groundwater and have extensive collection systems to carry away leachate for treatment prior to disposal. Groundwater wells must also be installed at virtually all landfills to monitor groundwater quality. The regulations also require, where threshold test levels are present, that methane gas generated at landfills be controlled in a manner that protect human health and the environment. Each state is required to revise its landfill regulations to meet these requirements or such requirements, will be automatically imposed upon it by the U.S. EPA. Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills within the state comply with the Subtitle D criteria. Many states have already adopted regulations or programs as stringent as or more stringent than the Subtitle D Regulations, which were first proposed in August 1988.

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

         Certain permits and approvals may limit the types of waste that may be accepted at a landfill or the quantity of waste that may be accepted at a landfill during a given time period. In addition, certain permits and approvals, as well as certain state and local regulations, may limit a landfill to accepting waste that originates from specified geographic areas or seek to restrict the importation of out-of-state waste or otherwise discriminate against out-of-state waste. Generally, restrictions on the importation of out-of-state waste have not withstood judicial challenge. However, proposed federal legislation would allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and would require states, under certain circumstances, to reduce the amounts of waste exported to other states. If this or similar legislation is enacted, states in which the Company operates landfills could act to limit or prohibit the importation of out-of-state waste. Such state actions could adversely affect landfills within those states that receive a significant portion of waste originating from out-of-state. The Company has not accepted any out-of-state waste at its Moretown landfill.

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

         The Company believes that it is in compliance with federal, state and local regulations based on the following; the Company's internal review process has not identified any non compliance and the Company has not received any verbal or written notification from any governmental agency to the contrary.

Limits on Insurance

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

Employees

         As of March 26, 1997, WSI had approximately 27 full time employees. WSIbelieves its future success will depend in part on its continued ability to recruit and retain highly qualified technical and managerial personnel.

         WSI's employees are not subject to any collective bargaining agreement. WSI considers its relations with its employees to be good.

Item 4.  Submission of Matters to a Vote of Security Holders

         On February 14, 1997, the Company held a special meeting of stockholders to approve the change of the Company's state of incorporation from Nevada to Delaware, including changing its name to "Waste Systems International, Inc." through a merger of the Company into a wholly-owned subsidiary. As of that date a quorum was not present and the meeting has been adjourned until April 18, 1997. On October 24, 1997, the Company held its annual meeting of stockholders and voted to change its name to Waste Systems International, Inc. from BioSafe International, Inc. and changed its state of incorporation to Delaware from Nevada effective October 27, 1997. There were 31,237,007 votes cast for, 195,855 votes cast against, 215,510 abstaining and 7,229,615 not voted.

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

         The Common Stock has been quoted on the NASDAQ Small-Cap Market under the symbol "WSII" since November 14, 1995 and previously had been quoted in the NASD Over-the-Counter market since March 29, 1995. Prior to that date, 49,496 shares of Common Stock had been issued and registered pursuant to a registration statement under the Securities Act of 1933 as amended, and were eligible for resale without restriction, although no active trading market existed for the Company's Common Stock. On March 26, 1997, the reported last sale price of the Common Stock on the NASDAQ Small-Cap Market was $.3125 per share, and there were 307 holders of record of Common Stock. The Company has not paid dividends and has no present intention to pay dividends. The following table sets forth the high and low bid information of the Common Stock for the periods indicated.

                                           High             Low
       Quarter Ended                       Closing Bid      Closing Ask
           1995
       -------------                       ------------     ------------
      March 31(1)                             $3.65
      June 30                                 $8.50            $7.50
      September 30                            $8.00            $4.87
      December 31                             $7.63            $4.06

             1996
             ----
      March 31                                $3.12            $2.62
      June 30                                 $2.25            $3.18
      September 30                            $1.50            $1.31
      December 31                             $0.75            $0.56

         (1) As adjusted to reflect a 1 for 73.083 reverse stock split effected on March 29, 1995

         In March and April of 1995, the Company issued in a private placement Units consisting of (a) an aggregate of 4,510,000 shares of Common Stock and (b) Series D Warrants to purchase an aggregate of 2,255,000 shares of Common Stock at $4.75 per share, for total proceeds of $9,022,510. Simultaneously, the Company issued 558,578 shares of Common Stock upon conversion of the convertible notes issued in November 1994. These issuances were made to unaffiliated investors and was exempt from registration under Regulation D.

         Also in March 1995, the Company issued to U.S. Sachem Financial Consultants L.P. and Liviakis Financial Communications, Inc. an aggregate of 1,090,000 shares of Common Stock and warrants to purchase 720,000 shares of Common Stock at $2.30 per share in consideration of investment banking and financial public relations services. These issuances were exempt from registration under Setion 4(2) of the Securities Act.

         Also in March 1995, the Company issued an aggregate of 237,500 shares of Common Stock upon conversion of outstanding shares of its Preferred Stock. This issuance was made to existing security holders of the Company under Section 3(a)(9) of the Securities Act.

         During the balance of 1995, the Company sold an aggregate of 133,705 shares of Common Stock upon exercise of outstanding Warrants for aggregate proceeds of $325,896. These issuances were exempt from registration under Regulation D and under Section 4(2) of the Securities Act.

         Also during the balance of 1995, the Company issued 20,000 additional shares of Common Stock to Liviakis Financial Communications, Inc. for consulting services. This issuance was exempt from registration under
         Section 4(2) of the Securities Act.

         In June 1996, the Company issued an aggregate of 3,304,744 shares of Common Stock in a private placement for aggregate proceeds of $6,411,200. This issuance was made to unaffiliated investors and was exempt from registration under Regulation D.

         In July 1996, the Company issued an aggregate of 1,569,960 shares of Common Stock to holders of outstanding Convertible Subordinated Notes of the Company which had previously been issued in an overseas offering, pursuant to conversion of such Notes. This issuance was exempt from registration under Section 3(a)(9) of the Securities Act.

         Also in 1996, the Company issued an aggregate of 51,635 shares of Common Stock to holders of outstanding warrants for aggregate proceeds of $118,075 upon exercise of such warrants. These issuances were exempt from registration under Regulation D and Section 4(2) of the Securities Act.

         In November 1996, the Company issued an aggregate of 145,455 shares of Common Stock to LandTech, Inc. in settlement of an outstanding account payable of the Company. This issuance was exempt from registration under Section 4(2) of the Securities Act.

         In June of 1996, the Company closed an offering to overseas investors under Regulation S of the Securities Act of 3,304,744 shares of its common stock for $1.94 per share with gross proceeds of $6,411,200. The purchasers were non U.S. persons and were primarily existing institutional WSI shareholders and internationally recognized environmental mutual funds. The funds were used to fund operations.

         In 1996, the Company issued 7,875 shares of its common stock for $1.50 per share less a 50% discount, due to restrictions on the sale. The shares were issued as director fees compensation.

         Also in 1996, the Company issued 10,000 shares of Common Stock for $2.25 per share less a 50% discount, due to restrictions on the sale. The shares were issued as director fees compensation.

         Also in 1996, 6,562 options were exercised at $2.00 per share.

Item 6. Selected Financial Data

                                       WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                                            ( A DEVELOPMENT STAGE COMPANY )

                                             SELECTED FINANCIAL DATA ( 1 )
                        (in thousands except for outstanding shares and earnings per share data)


                                                                     Fiscal Year Ended

                                                      ----------------------------------------------------------------------------

                                                          Dec. 31,        Dec. 31,        Dec. 31,        Dec. 31,        Dec. 31,
                                                            1996           1995            1994            1993            1992
                                                      ------------    ------------    ------------    ------------    ------------

Statement of Operations Data:

Revenues
 Landfill revenues                                    $      1,496           1,344            --              --              --

Cost of landfill operations
 Operating expenses                                            921             766            --              --              --
 Write off of landfill costs                                 6,652
 Depreciation                                                  370              72            --              --              --
                                                      ------------    ------------    ------------    ------------    ------------
   Total cost of landfill operations                         7,943             838            --              --              --
                                                      ------------    ------------    ------------    ------------    ------------

     Gross profit (loss)                                    (6,447)            506            --              --              --

Selling, general and administrative expenses                 2,443           3,286           1,485             936             561
Amortization of prepaid consulting fees                        834             500            --              --              --
Restructuring                                                1,741            --              --              --              --
                                                      ------------    ------------    ------------    ------------    ------------

     Income (loss) from operations                         (11,465)         (3,280)         (1,485)           (936)           (561)
                                                      ------------    ------------    ------------    ------------    ------------

Other income (expense)
   Royalty and other income                                    923             865           1,850           1,300             835
   Interest income                                             178             289              14              27              54
   Interest and financing expense                           (1,182)           (471)           (166)           (125)           (116)
   Equity in loss of affiliate                                 (96)
   Gain on sale of assets                                     --              --               223            --              --
   Write-off of accounts and notes receivable                    0          (2,975)           --              --              --
   Loss on investment in marketable securities                   0             (91)             (9)           --              --
   Write-off of assets                                         (22)           --              --              --              (211)
                                                      ------------    ------------    ------------    ------------    ------------
     Total other income (expense)                             (199)         (2,383)          1,912           1,202             562
                                                      ------------    ------------    ------------    ------------    ------------

Income (loss) before income taxes, minority
interest and discontinued operatio                         (11,664)         (5,663)            427             266               1

Federal and state income taxes                                 (23)           (109)            185             103            --
                                                      ------------    ------------    ------------    ------------    ------------

     Net income (loss) before minority interest
        and discontinued operations                        (11,641)         (5,554)            242             163               1

Minority interest                                              (12)             13            --              --              --
                                                      ------------    ------------    ------------    ------------    ------------

     Net Income (loss) from continuing operations          (11,629)         (5,567)            242             163               1

Discontinued operations                                     (2,261)         (2,304)           --              --              --
                                                      ------------    ------------    ------------    ------------    ------------

     Net Income (loss)                                     (13,890)         (7,871)            242             163               1

Preferred stock dividend                                         0              10             108            --
                                                      ------------    ------------    ------------    ------------    ------------

     Net income (loss) available for
       common shareholders                            $    (13,890)         (7,881)            134             163               1
                                                      ============    ============    ============    ============    ============

Earnings (loss) per share:
     Income (loss) from continu$ng operations         $      (0.82)          (0.58)           0.03            0.04            0.00
     Discontinued operations                                 (0.16)          (0.24)           0.00            0.00            0.00
                                                      ------------    ------------    ------------    ------------    ------------
     Earnings (loss) per share $                      $      (0.98)          (0.82)           0.03            0.04            0.00
                                                      ============    ============    ============    ============    ============

     Weighted average number of shares used in
        computation of earnings (loss) per share        14,174,207       9,664,046       4,498,635       3,645,903       3,522,094

Balance Sheet Data (at period end):

     Working capital                                  $     (4,508)          2,393             659             (88)         (1,778)
     Total assets                                     $     16,858          23,508           4,369           1,289             979
     Long-term debt, less current maturties           $      9,450          12,266           1,263             505            --
     Total stockholder's equity (deficit)             $     (1,849)          3,292             597            (403)         (1,730)

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

         The Company was incorporated in 1989 as Zoe Capital Corp. and had no operations until March 29, 1995. On that date, the Company acquired BioSafe, Inc., a Delaware corporation, through a merger with a subsidiary of the Company, and the Company changed its name to "BioSafe International, Inc." On October 27, 1997, the Company changed its name to Waste Systems International, Inc. from BioSafe International, Inc. and changed its state of incorporation to Delaware from Nevada.

         WSI is a nonhazardous solid waste management services company currently engaged in the business of rehabilitating landfills to permit their continued operation with increased capacity in an environmentally sound manner, referred to by WSI as "landfill remodeling", and landfill operation. WSI has developed technologies for the handling of waste materials for use in landfill remodeling.

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

         Prior to March 27, 1996, WSI had been actively developing other technologies with potential application in a number of business areas, including the manufacture of useful materials from tires and other recycled materials, contaminated soil cleanup and recycling, industrial sludge disposal, size reduction equipment design and manufacture (collectively, the "Ancillary Technologies"), and Major Sports Fantasies, Inc.("MSF"), a business unrelated to the environmental industry. Since March 27, 1996, the Company has not allocated its resources or activities to the development or commercial exploitation of the Ancillary Technologies or MSF. See "Business - Discontinued Operations, Restructuring and Management Change." The Company believes that the restructuring, which is now substantially complete, will allow the Company to improve significantly its operating profitability in the future and has positioned the Company to pursue successfully additional expansion opportunities. See "Business - Recapitalization".

         The Company, however, is currently maintaining ownership of its infectious medical waste disposal technology, which is fully developed and requires no further development costs, which is outside the Company's core landfill remodeling and operations business. See "Business - Medical Waste Technology License"

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Financial Position

         WSI had $265,000 in cash as of December 31, 1996. This represented a decrease of $4,972,000 over December 31, 1995. Working capital as of December 31, 1996, was ($4,508,000), a decrease of $6,901,000 over December 31, 1995.
This decrease was primarily due to the use of cash to fund the net loss for the year ended December 31, 1996, capital costs associated with landfill development projects, and the restructuring and discontinued operations costs the Company incurred, partially offset by the net $5.8 million in equity that the Company raised on June 28, 1996. See Notes 3, 4, 7, 9, 10, 14, 15 and 18 to the Consolidated Financial Statements presented in Item 8.

         During the year ended December 31, 1996, the Company devoted substantial resources to various project development and related activities. See "Business - Landfill Remodeling" in Item 1 and Note 7 to the Consolidated Financial Statements presented in Item 8. Additions to property and equipment, primarily related to landfill remodeling and operation activities, of $7,228,000 were made during the year ended December 31, 1996 including equipment purchase costs of $1,157,000.

Results of Operations

         Landfill revenues for the year ended December 31, 1996 consisted of $1,496,000 received from operation of the Fairhaven landfill, and from the Moretown landfill which commenced operations on October 7, 1996.

         Through the first quarter of 1995, substantially all of WSI's revenue had been attributable to the sale and licensing of WSI's medical waste treatment technologies to BioMedical Waste Systems, Inc. ("Biomed"). On August 31, 1995, the Company terminated its agreement with Biomed in most territories as a result of Biomed's failure to make required payments. See Note 3 to the Consolidated Financial Statements presented in Item 8.

         In February 1996, the Company entered into a licensing and services agreement with ScotSafe Limited ("ScotSafe"), a Glasgow, Scotland company for the exclusive rights to use the Company's continuous feed auger medical waste processing technology in the British Isles and Ireland. The Company earned royalties and consulting fees of approximately $1,000,000 during the year ended December 31, 1996 from the completion of two medical waste treatment facilities by ScotSafe during this period. See Note 3 to the Consolidated Financial Statements presented in Item 8.

         On  March  27,  1996,  the  Company  announced  its  intention  to take meaningful action to conserve cash and working capital, including the restructuring of the Company's operations to focus its resources and activities on its core business of landfill remodeling and operation. See "Business, Discontinued Operations, Restructuring and Management Change" and Note 4 to the Consolidated Financial Statements presented in Item 8. The Company expects the restructuring and related discontinued operations to result in annual savings in excess of $3.0 million.

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

         Selling, general and administrative expenses consist of project development activities, marketing and sales costs, salaries and benefits, and legal, accounting and other professional fees, and other administrative costs. These costs totaled $2,443,000 for the year ended December 31, 1996, as compared to $3,287,000 for the year ended December 31, 1995. This represented a decrease of $844,000 which was primarily the result of the restructuring undertaken on March 27, 1996. See Note 4 to the Consolidated Financial Statements included in
Item 8.

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

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Financial Position

         WSI had $5,237,000 in cash as of December 31, 1995. This represented an increase of $5,066,000 over December 31, 1994. Working capital as of December 31, 1995 was $2.393,000, an increase of $1,734,000 over December 31, 1994. This increase was largely due to the raising of net proceeds of $19,038,000 in equity and long-term debt during the year ended December 31, 1995. See Notes 3, 7, 9, 10, 14, 15 and 18 to the Consolidated Financial Statements presented in Item 8.

         During the year ended December 31, 1995, the Company devoted substantial resources to various project development and related activities. See "Business - Landfill Remodeling" in Item 1 and Note 7 to the Consolidated Financial Statements presented in Item 8. Additions to project development costs, primarily related to landfill remodeling, of $11,843,000 were made during the year ended December 31, 1995, including equipment purchase costs of $2,246,000.

         On August 1, 1995, WSI terminated the BioMedical Waste Systems, Inc. ("BioMed") technology license for WSI's patented continuous flow auger "CFA") medical waste processing technology in most territories as a result of BioMed's failure to make required payments. Accordingly, the Company wrote off as uncollectible the outstandingaccounts and notes receivable balances of $2,975,000 from BioMed. See Note 3 to the Consolidated Financial Statements included in Item 8.
 .
Results of Operations

         Through the first quarter of 1995, substantially all of WSI's revenue had been attributable to the sale and licensing of WSI's medical waste treatment technologies to BioMed. Revenues recorded during the year ended December 31, 1995, consisted of $1,344,000 received from operation of the Fairhaven landfill project which commenced on June 22, 1995, as well as revenues from BioMed. For the year ended December 31, 1995, the net loss was ($7,871,000), as compared to net income of $241,000 during the year ended December 31, 1994. This decrease was primarily due to the write-off of the accounts and notes receivable from BioMed of $2,975,001, the increased level of the Company's selling, general and administrative expenses, the nonrecurring charges of $2,304,000 related to the discontinuance of certain operations (see Note 4 to the Consolidated Financial Statements presented in Item 8), and an increase of $306,000 in interest expense and financing costs, primarily related to the Fairhaven landfill and the convertible debenture issued in the fourth quarter of 1995 (see Notes 7 and 9 to the Consolidated Financial Statements presented in Item 8), partially offset by net operating income from the Fairhaven landfill project

         Selling, general and administrative expenses consist of project development activities, marketing and sales costs, salaries and benefits, and legal, accounting and other professional fees, and other administrative costs. These costs totaled $3,287,000 for the year ended December 31, 1995. This represented an increase of 121% compared to the $1,485,000 incurred during the year ended December 31, 1994. The increase was primarily associated with the development, marketing and sales of WSI's landfill remodeling technology, the Ancillary Technologies, MSF, and financing activities.

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

         Operating Losses and Accumulated Deficit; Uncertainty of Future Profitability. WSI had an accumulated operating deficit at December 31, 1996, of $23,217,000 on revenues of $2,840,000. In fiscal years 1995 and 1996, the Company suffered net losses of $7,870,000 and $13,889,000, respectively, on revenues of $1,344,000 and $1,495,000, respectively. Prospects for future profitability are heavily dependent on the success of WSI's landfill remodeling and operation projects, and its ability to build an integrated solid waste management company. There can be no assurance that WSI will generate sufficient revenue to be profitable or, if profitable, to maintain profitability in future years. The Independent Auditors' Report of KPMG Peat Marwick LLP from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, states that "the Company must raise substantial additional capital and must achieve a level of revenues adequate to support the Company's cost structure, which raises substantial doubt about the Company's ability to continue as a going concern." The insolvency of the Company could adversely affect certain of its contracts. For instance, Section 6.2 of the Company's contract with ScotSsafe Limited ("ScotSafe"), dated as of February 6, 1996, allows ScotSafe to terminate the contract at its option upon the Company's insolvency.

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

         In addition to patent protection, WSI also relies on trade secrets, proprietary know~how and technology which it seeks to protect, and confidentiality agreements with its collaborators, employees and consultants. There can be no assurance that these agreements and other steps taken by WSI will be effective to protect WSI's technology against unauthorized use by others.

Liquidity and Capital Resources

         To date, WSI has financed its activities primarily through the issuance of equity securities and debt, including convertible notes and common stock warrants. As previously mentioned, from inception through December 31, 1996, the Company has raised cumulative net proceeds of approximately $26,000,000 through private placements of equity securities and the issuance of long-term debt. As of December 31, 1996, as further indicated on the report of the Company's Independent Accountants, the Company needed to raise additional funds in order to sustain operations. The Company is in the process of seeking additional capital through debt and equity placements. If the Company is successful in raising additional capital to meet existing commitments and and to support additional capital investments, the Company intends to pursue and develop an integrated solid waste management company and increase its landfill remodeling business. There can be no assurances that additional debt or equity financing will be available or available on terms acceptable to the Company. Failure of the Company to obtain required financing in the short term could have a material adverse effect on the Company's financial condition and operation.

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

         The Company's total investment in the Moretown landfill project was approximately $6.7 million at December 31, 1996. The Company estimates that the total cost to WPV of completing the Moretown landfill project as planned, including the cost of completing the landfill and its remodeling, including amounts invested to date, will be approximately $20.0 million. On or about March 31,1997, the Company expects to close a project financing of $1 million for additional development costs and working capital requirements of the Moretown landfill project from a local bank, See Note 18 to the Consolidated Financial Statements presented in Item 8. No assurance can be given that such financing can be obtained on terms satisfactory to the Company.



         On July 24, 1994 WSI entered into a contract with the Town of Fairhaven, Massachusetts to remodel the Town's existing 26 acre landfill. On June 22, 1995, the Company commenced operations and began accepting waste at the landfill utilizing existing capacity. On October 11, 1995, a Major Modification Permit was issued by the Massachusetts Department of Environmental Protection("DEP") including an Authorization to Construct and remodel the initial cell at the landfill. Since then, the Company has completed remodeling and constructed an initial cell at the landfill, and on August 12, 1996, the Company received final authorization from the DEP to operate the cell under the Town's current existing permit at 150 TPD. On November 8, 1995, an action was brought against various parties including the Company relating to the remodeling permits at the Fairhaven landfill seeking among other things to appeal the permit that had been issued for remodeling the landfill. See "Legal Proceedings". On September 9, 1996, pursuant to the Massachusetts Administrative Procedures Act, the action was heard by a Bristol County Superior Court Judge. As of March 26,1997, a ruling has not been issued. The Company, until the outcome of this litigation is determined, has ceased making additional capital investments in this project and has operated the landfill at a reduced capacity. Based on the extensive delays and additional operating costs to the project because of this litigation and engineering impacts of delays associated with the litigation, resulting in the current uncertainty of the long-term economic viability of the project, the Company has decided to write-off its capital investment in the project through December 31, 1996, of $6,342,196. Included in the $6,342,196 is a reserve of $500,000 for additional litigation and ongoing site construction costs. When the litigation is resolved, the Company at that time will reassess the continued feasibility of the project.

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

         In summary, the Company's total investment required to complete its Moretown, Vermont landfill project, in addition to amounts already invested as of December 31, 1996, will be approximately $13 million, subject to possible cost overruns which cannot be predicted. Furthermore, feasibility studies required under the Company's contracts with the Towns of South Hadley and Buckland are expected to cost approximately $1 million, and if these projects are determined to be feasible, substantial investments, comparable to those required for the Company's other landfill remodeling projects would be required to complete the projects. The Company has under discussion and negotiation a number of additional landfill remodeling or operation projects or acquisitions, and any contracts resulting from these discussions and negotiations would increase the Company's capital requirements accordingly. In addition, the Company requires cash to fund its corporate staff and other overhead expenses, which may grow significantly as the Company expands the scope of its operations including the development of an integrated solid waste management company. Although the Company has recently begun receiving cash revenues from operation of the Moretown landfill, the Company will require additional financing in order to satisfy its existing and pending commitments. The Company's alternatives under consideration in this regard include the raising of additional equity or long-term debt financing, see Item 1, "Business - Recapitalization", and certain prospects for bank financing in relation to specific projects. There can be no assurance that all or any of these financing plans and expectations will be realized. Failure of the Company to obtain required financing in the short term could have a materially adverse effect on the Company's financial condition and operations.

Inflation

         WSI does not believe its operations have been materially affected by inflation.

Item 8.  Financial Statements and Supplementary Data


                WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

                    Index to Consolidated Financial Statements


                                                                        Page

Independent Auditors' Report                                                F-1

Consolidated Balance Sheets at December 31, 1996 and 1995            F-2 to F-3

Consolidated  Statements  of Operations  for the years ended
     December 31, 1996, 1995 and 1994 and for the period from
     April 23, 1990 (inception) through December 31, 1996                   F-4

Consolidated  Statements  of Cash Flows for the years ended
     December  31, 1996, 1995 and 1994 and for the period from
     April 23, 1990 (inception) through December 31, 1996            F-5 to F-6

Consolidated  Statements of  Stockholders'  Equity (Deficit)
     for the years ended December 31, 1996, 1995 and 1994 and
     for the period from April 23, 1990 (inception) through
     December 31, 1996                                              F-7 to F-12

Notes to Consolidated Financial Statements                         F-13 to F-35




All Schedules have been omitted as they are inapplicable or not required, or the information has been included in the consolidated financial statements or in the notes thereto

                          Independent Auditors' Report


The Board of Directors
Waste Systems International, Inc.:


We have audited the accompanying consolidated balance sheets of Waste Systems International, Inc. (a Delaware Corporation) and subsidiaries (a Development Stage Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996, and for the period from April 23, 1990 (inception) through December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Systems International, Inc. and subsidiaries (a Development Stage Company) as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, and for the period from April 23, 1990 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that Waste Systems International, Inc. will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company must raise substantial additional capital and must achieve a level of revenues adequate to support the Company's cost structure, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




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




                        WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                           Consolidated Statements of Cash Flows


                                                                                                                     Period from
                                                                                                                    April 23, 1990
                                                                                                                    (inception) to
                                                                              Years ended December 31,               December, 31
                                                                      -------------------------------------------------------------
                                                                            1996          1995          1994            1996
Cash flows from operating activities:
   Net income (loss)                                                  $ (13,889,772) $(7,870,979) $     241,422  $ (23,217,087)
   Adjustments to reconcile net income (loss) to
    net cash used by operating activities:
      Discontinued operations                                             2,260,963     2,303,835          --        4,564,798
      Depreciation and amortization                                       1,556,380       689,186         8,770      2,369,773
      Deferred income taxes                                                    --        (185,000)      185,000           --
      Loss on investment in marketable securities                              --          90,625         9,375        100,000
      Equity on loss in affiliate                                            96,144          --            --           96,144
      Minority interest                                                     (12,655)       13,016          --              361
      Allowance for doubtful accounts - non -trade                             --         334,926          --          334,926
      Allowance for doubtful accounts - trade                                10,000        12,500          --           22,500
      Write-off of accounts and notes receivable                               --       2,975,001          --        2,975,001
      Issuance of common stock for services                                  17,157       303,300        80,000        400,457
      Write-off of landfill development costs                             6,652,075          --            --        6,652,075
      Write-off of assets                                                    21,858          --            --          263,404
      Changes in assets and liabilities:
         Accounts and notes receivable                                      375,519    (1,695,436)   (1,329,770)    (3,228,692)
         Prepaid expenses and other current assets                           16,558      (512,653)       14,595       (499,000)
         Accounts payable                                                (1,253,507)    2,157,252       507,637      1,763,527
         Accrued expenses                                                   845,629       129,163        78,005      1,194,347
         Income and franchise taxes payable                                 (75,535)      (22,470)       (4,495)          --
         Deferred income                                                       --            --            --         (500,000)
                                                                       ------------- -------------  ------------- -------------
      Net cash used by continuing operations                             (3,379,186)   (1,277,734)     (209,461)    (6,707,466)
      Net cash used by discontinued operations                             (560,377)   (1,689,906)         --       (2,250,283)
                                                                       ------------- -------------  ------------- -------------
         Net cash used by operating activities                           (3,939,563)   (2,967,640)     (209,461)    (8,957,749)
                                                                       ------------- -------------  ------------- -------------
Cash flows from investing activities:
   Assets held for sale                                                     127,500      (402,500)         --         (275,000)
   Restricted cash and securities                                        (1,022,517)     (187,500)         --       (1,210,017)
   Receivable from One, Three, Six, Inc.                                       --            --        (800,000)      (800,000)
   Investment in affiliate                                                  (86,115)      (10,029)         --          (96,144)
   Construction in progress                                              (5,199,493)   (8,699,803)     (634,094)   (14,609,398)
   Future landfill development projects                                    (467,855)     (324,752)      (21,725)      (814,332)
   Operating equipment at landfills                                        (669,263)      (31,814)         --         (701,077)
   Other property and equipment                                            (262,053)     (693,008)     (135,726)    (1,219,711)
   Patents                                                                  (35,261)      (20,795)      (15,253)       (98,646)
   Other assets                                                             (26,162)      (12,316)       18,765        (60,704)
   Licenses and permits                                                        --            --            --          (78,807)
                                                                       ------------- -------------  ------------- -------------
      Net cash provided (used) by investing activities                   (7,641,219)  (10,382,517)   (1,588,033)   (19,963,836)
                                                                       ------------- -------------  ------------- -------------
Cash flows from financing activities:
   Deferred financing and registration costs                                (86,074)   (1,216,480)      (27,416)    (1,503,866)
   Net borrowings and advances
      from stockholders and related parties                                (114,575)     (662,072)       72,269        266,806
   Repayments of notes payable and long-term debt                          (426,734)   (1,000,984)      (93,580)    (1,621,298)
   Borrowings from notes payable and long-term debt                       1,117,982       568,271       980,500      3,366,407
   Issuance of subordinated notes payable                                      --      11,225,000       900,000     12,405,000
   Repayments of subordinated notes payable                                    --        (490,000)     (300,000)      (790,000)
   Minority interest                                                      1,031,095          --       1,031,095
   Net proceeds from issuance of common stock                             6,117,895     8,970,998       841,229     16,449,551
   Redemption of preferred stock                                               --            --        (300,000)      (300,000)
   Preferred stock dividends                                                   --          (9,500)     (107,834)      (117,334)
                                                                      ------------- -------------  ------------- -------------
      Net cash provided by financing activities                           6,608,494    18,416,328     1,965,168     29,186,361
                                                                      ------------- -------------  ------------- -------------
Increase (decrease) in cash                                              (4,972,288)    5,066,171       167,674        264,776
Cash, beginning of period                                                 5,237,064       170,893         3,219           --
                                                                      ------------- -------------  ------------- -------------
Cash, end of period                                                   $     264,776 $   5,237,064 $     170,893  $     264,776
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

     As part of the merger on March 29, 1995, all of the 4,750 outstanding shares of $100 par value preferred stock were converted into 237,500 shares of common stock of the Company, the Company converted 1,100 units of $1,000 face amount 10% convertible subordinated notes plus accrued interest into 558,578 shares of common stock, the Company issued 200,000 shares of common stock, and charged to stockholder's equity at $2.00 per share, to US Sachem LP for investment banking services, the Company issued 890,000 shares of common stock, and recorded as prepaid consulting fees at $1.50 per share, to Liviakis Financial Communications, Inc. to provide ongoing assistance and consultation to the Company. See Notes 8, 14 and 15.

     In 1995, in connection with the acquisition of Waste Professionals of Vermont, Inc., the Company recorded a receivable for the purchase of rights to $850,000 in escrow funds held by the State of Vermont (see Note 3) and provided for $1,500,000 for estimated closure and post-closure costs existing at acquisition. See Note 12.

     In 1996 and 1995, the Company acquired assets of $683,777 and $1,148,516, respectively, under capital lease obligations.

     In 1996, the Company exchanged $2,850,000 of convertible subordinated debt and $27,425 of accrued interest for 1,569,960 shares of common stock. See
     Note 9.

See accompanying notes to consolidated financial statements.

                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

                             (A Development Stage Company)

                      Notes to Consolidated Financial Statements




(1)   Business Combination and Nature of Operations

      Waste Systems International, Inc. (a Delaware Corporation) (the "Company" or "BioSafe"), (formerly Zoe Capital, Corp.), is a Development Stage Company. The Company is a nonhazardous solid waste management company currently engaged in the business of rehabilitating landfills to permit their continued operation with increased capacity in an environmentally sound manner, referred to by BioSafe as "landfill remodeling", and landfill operation.

      Prior to March 27, 1996, the Company had been actively developing other technologies with potential application in a number of business areas. On March 27, 1996, the Company announced its intention to take meaningful actions to conserve cash and working capital, including restructuring the Company's operations to focus its resources and activities on its core business of landfill remodeling and operation. See Note 4 for discussion of nonrecurring charges related to the restructuring and discontinued operations.

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

      There  can  be no  assurance  that  the  Company  will  be  successful  in developing and implementing commercial landfill remodeling and operation projects, or that any such development can be accomplished without excessive cost or delay.

(2)   Summary of Significant Accounting Policies

      Basis for Presentation
      Theaccompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Minority interest consists of 20% of Waste Professionals of Vermont, Inc.

      Revenue Recognition
      TheCompany's revenues from its landfill operations consist of disposal fees (known as tipping fees) charged to customers. Tipping fees are recognized as revenue based on the volume or weight of solid waste disposed of at the Company's operated or owned landfill sites. The daily volume of waste disposed at the Company's disposal facilities may vary according to market and weather conditions.

      The Company recognizes royalty revenue from its medical waste technology business based on the terms of the license agreements as plants are completed and for consulting services when rendered.

      Cost of Landfill Operations
      Cost of operations  includes direct labor,  fuel,  equipment  maintenance, insurance,  depreciation  and  amortization  of  equipment  and project development  costs,  accruals  for  ongoing  closure  and  post-closure
         regulatory   compliance  (for  landfills  owned),   and  other  routine

                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

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

                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

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

      Restricted Cash and Securities
      Restricted Cash and Securites  consist  principally of funds or securities
         deposited  in  connection  with  landfill   closure  and   post-closure
         obligations.   Amounts  are   principally   invested  in  fixed  income
         securities of federal, state and local governmental entities and financial institutions. The Company considers its landfill closure and post-closure investments to be held to maturity. Substantially all of these investments mature within one year. The market value of these investments approximates their aggregate cost basis at December 31, 1996.

      Prepaid Consulting Fees
      Prepaid consulting fees are amortized on a straight-line basis over the term of the related consulting agreement.

      Deferred Financing Costs
      Deferred financing costs are amortized on a straight-line basis over the life of the related notes payable or debt.

      Income Taxes
      Effective January 1, 1993, WSI became a C corporation for Federal and state income tax purposes. Previously, WSI had elected Subchapter S status.

      WSI has adopted  the  provisions  of  Statement  of  Financial  Accounting
         Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Measurements of deferred tax liabilities and assets are based upon provisions of enacted tax laws and the effects of future changes in tax laws or rates are not anticipated.

      Earnings Per Share
      Primary earnings per common share are based on the weighted average number of common shares and dilutive common stock equivalent shares outstanding during each period. Fully diluted earnings per share have been omitted since they are either the same as primary earnings per share or are anti-dilutive.

                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

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
                                                 ============      ============

                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

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

      ScotSafe Limited
      On February 9, 1996,  the  Company  entered  into a licensing  and royalty agreement with ScotSafe Limited (ScotSafe), a Glasgow, Scotland based company, for the exclusive rights to use WSI's continuous flow auger ("CFA") medical waste processing technology in the British Isles and Ireland. On November 6, 1996, the Company and ScotSafe expanded their licensing agreement throughout Europe. The initial licensing agreement contemplated that ScotSafe would establish as many as nine CFA plants, each of which would result in additional licensing fees to WSI . In accordance with the agreement, WSI will provide technical assistance in connection with these facilities including facility design, installation, testing and training. In addition to royalty payments for each plant, ScotSafe has agreed to pay WSI for consulting and other services, and will reimburse the Company for its out-of-pocket expenses and disbursements in connection with these services. As of December 1996, the Company has completed two plants for ScotSafe under this agreement and has generated approximately $1,000,000 in gross revenues in 1996. The royalty per plant is payable on a monthly basis over a two year period.

      One, Three, Six, Inc.
      During 1994, WSI made a refundable deposit for the option to purchase 80 percent of the common stock of Shred Pax Corporation (now known as One, Three, Six, Inc.) ("OTS"), a manufacturer of shredding and grinding equipment. The option expired on March 31, 1994, but was extended by WSI under the option agreement which in turn resulted in the deposit being used to purchase 16 percent of OTS common stock. OTS sold substantially all of its assets to a third party on August 31, 1994, and adopted a plan of liquidation. Pursuant to the plan of liquidation, the Company had the right to receive its share of the net proceeds of liquidation upon completion of winding up the affairs of OTS. The Company recognized a gain of $222,728 in 1994 from this transaction. During 1996, the Company entered into litigation with OTS to settle on monies due the Company under OTS's plan of liquidation. See Note 13 - Commitments and Contingencies.

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

                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

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

(4) Restructuring of Operations, Discontinued Operations and Assets Held for Sale

      On March 27, 1996, the Company  announced its intention to take meaningful action to conserve cash and working capital, including the restructuring of the Company's operations to focus its resources and activities on its core business of landfill remodeling and operation. Also on that date, Dr. Richard H. Rosen ("Rosen") resigned from the offices of Chairman of the Board of Directors, President, Chief Executive Officer, and Treasurer of the Company and all of its subsidiaries and affiliates (See Note 5 - Due from Former Employee). The Board of Directors named Philip Strauss, Chief Operating Officer, to the additional positions of Chief Executive Officer, and President of the Company, and on June 24, 1996 the Company also named Philip Strauss, Chairman of the Board of Directors.

      Restructuring of Operations
      During  the  year  ended   December   31,  1996,   the  Company   recorded
         restructuring charges of $1,741,729 for costs associated with management's plan to focus on the core business of landfill remodeling and operation. These costs included accruals for employee severance, non-cancelable lease commitments, professional fees and litigation costs. The restructuring plan is expected to result in annual savings in excess of $1.0 million. As of December 31, 1996, a reserve of $175,000 has been recorded for additional estimated costs to complete the restructuring. At December 31, 1996 and 1995, the Company has reserves and liabilities associated with restructuring activities of approximatley $1,415,000 and $0, respectivley.

      Discontinued Operations
      On March 27, 1996,  as part of the  announced  restructuring,  the Company ceased operations at its technology center in Woburn, Massachusetts, and discharged all employees and consultants previously engaged in developing technologies with potential application in activities including the manufacture of useful materials from tires and other recycled materials, contaminated soil cleanup and recycling, industrial sludge disposal, size reduction equipment design and manufacture (the "Ancillary Technologies"), and Major Sports Fantasies, Inc. ("MSF"), a business unrelated to the environmental industry. No substantial revenues were received from the technology center operations or MSF activities.

      The expenses associated with operating the Ancillary Technologies and MSF for all periods presented are reported in the accompanying reclassified consolidated statements of operations and cash flows under discontinued operations. The charge for discontinued operations relates primarily to losses from operations and the costs associated with the termination of these operations. There were no material asset sales from these operations and no interest costs or general corporate overhead costs have been allocated to discontinued operations. . At December 31, 1996 and 1995, the Company has reserves and liabilites associated with discontinued operations of approximatley $370,000 and $0, respectively.

                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

                             (A Development Stage Company)

                      Notes to Consolidated Financial Statements

      Assets Held for Sale
      During the fourth quarter of 1995, the Company recorded a non-recurring charge to 1995 earnings of approximately $1.3 million primarily related to the write-down of the assets of the discontinued operations to their then estimated net realizable value. During 1996 the Company recorded an additional charge of $2,260,963 to reduce the carrying value of the assets to their net realizable value and to complete the discontinuance of the Anciliary Technologies and MSF operations. No income tax expense or benefit was recognized due to the Company's net operating loss carryforwards. As a result of discontinuance of these operations, the Company expects annual savings in excess of $2.0 million. The Company expects to dispose of the remaining assets held for resale during 1997. As of December 31, 1996 a reserve of $125,000 has been recorded for additional estimated costs to complete the disposal of the Ancillary Technologies and MSF in 1997.


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

      An arbitration  hearing was  completed on October 25, 1996.  On January 2,
         1997, the arbitrator issued the Award of Arbitration, directing Rosen to pay $780,160, excluding interest and litigation costs, for breaches by Rosen of his employment agreement with the Company "in failing to discharge in good faith the duties of his positions and failing to act under the direction of the Board of Directors" of the Company. On February 25, 1997 the Middlesex Superior Court in Cambridge, Massachusetts confirmed the arbitration award and entered the judgement against Rosen. No assurance can be given that the Company will be able to collect any amounts awarded in arbitration. The Company is carrying on its December 31, 1996 consolidated balance sheet an amount of $500,000 due from Rosen, but the Company's other claims and additional advances have not been reflected on the balance sheet at this time.


(6)   Investment in Affiliate

      In December 1995, the Company  entered an agreement to form WSI Europe PLC to introduce the Company's landfill remodeling technology throughout Europe and certain other territories. Subsequent to the restructuring announced by the Company on March 27, 1996, the Company determined it was best to terminate this agreement in order to focus all of its attention and resources on the successful completion of the restructuring of the Company's domestic operations.

                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

                             (A Development Stage Company)

                      Notes to Consolidated Financial Statements


(7)   Property and Equipment

      Property and equipment are stated at cost and consist of the following;

                                                         December 31,
                                                     1996            1995

                                           ------------------------------------
         Landfills - owned                 $      7,937,307    $      5,152,750
         Landfills - operated                       -                 3,774,659
         Landfill development projects              427,357             269,381

         Machinery and equipment                  2,673,505           2,285,142
         Buildings, facilities and improvements     792,255             552,060
         Other property and equipment               330,746             702,821
                                           ----------------    ----------------
                                                 12,161,170          12,736,813
         Less accumulated depreciation and
           amortization                            (455,458)           (233,722)
                                           ----------------    ----------------

         Property and Equipment net        $     11,705,712    $     12,503,091
                                           ================    ================

      Town of Fairhaven
      On July 24, 1994,  WSI entered into a contract with the Town of Fairhaven,
         Massachusetts to remodel the Town's existing 26 acre landfill. On June 22, 1995, the Company commenced operations and began accepting waste at the landfill utilizing existing capacity. Since then, the Company has remodeled and constructed an initial cell at the landfill, and on August 12, 1996, the Company received final authorization from the Massachusetts Department of Environmental Protection to operate the cell under the Town's current existing permit at 150 TPD. On November 8, 1995, an action was brought against various parties including the Company relating to the Fairhaven landfill. See Note 13 - Commitments and Contingencies. On September 9, 1996, pursuant to the Massachusetts Administrative Procedures Act, the action was heard by a Bristol County Superior Court Judge. As of March 26, 1997, a ruling has not been issued. The Company, until the outcome of this litigation is determined, has ceased making additional capital investments in this project and has operated the landfill at a reduced capacity. Based on the extensive delays and additional operating costs to the project because of this litigation and engineering impacts of delays associated with the litigation, resulting in the current uncertainty of the long-term economic viability of the project, the Company has decided to write-off its capital investment in the project at December 31, 1996 of $6,342,196. Included in the $6,342,196 is a reserve of $500,000 for additional litigation and ongoing site construction costs. When the litigation is resolved, the Company at that time will reassess the continued feasibility of the project.

      The contract requires the Company to pay a "Host Town Fee" of $2.00 per ton or 5% of the tipping fees for solid waste and $3.00 per ton to contribute to the Town's closure and post-closure costs, excluding waste from the Town and waste for "beneficial reuse." The term of the Company's agreement with the Town of Fairhaven is twenty years.

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

                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

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

      In October, 1996, the Company signed a host town agreement with the Town of Moretown, Vermont which requires the Company to pay a host town fee of $2.00 per ton plus an annual CPI increase. The term of this agreement is for five years.

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

                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

                             (A Development Stage Company)

                      Notes to Consolidated Financial Statements




(9)   Long-term Debt and Notes Payable

      Long-term debt and notes payable consists of:

                                                            December 31,

                                                      1996              1995

                                               --------------------------------
         Capital leases and equipment notes
            payable                         $       1,589,989    $    1,022,377
         FDIC                                         511,093           511,093
         Boston Private Bank                          150,733           211,065
         Mortgages                                    195,372           200,037
         One, Three, Six, Inc.                        400,000           400,000
         Other notes payable                          243,564            72,619
         Convertible subordinated debt              8,525,000        11,375,000
                                               --------------      ------------
                                                   11,615,751        13,792,191
         Less current portion                       2,165,378         1,526,188
                                               --------------    --------------
                       Long-term portion     $      9,450,373    $   12,266,003
                                               ==============    ==============


      Maturity of Long Term Debt and Notes Payable, Excluding Capital Leases and Equipment Notes Payable

      Scheduled maturities of long-term debt and notes payable are as follows:

      Payments due in the year ending December 31,
                 1997                                   $       1,334,638
                 1998                                             133,410
                 1999                                               7,309
                 2000                                           8,382,964
                 2001                                               8,958
                 Thereafter                                       158,483
                                                           --------------

                                                        $      10,025,762

      Capital Leases and Equipment Notes Payable
      The Company leases certain facilities, equipment, and vehicles under agreements which are classified as capital leases. Leased capital assets included in property are as follows:

                                                           December 31,
                                                      1996             1995
                                             ---------------------------------
         Buildings                         $          56,250     $      56,250
         Machinery and equipment                   2,378,560         1,360,560
                                              --------------     -------------
                                                   2,434,810         1,416,810
         Accumulated amortization                   (202,714)          (58,966)
                                              ---------------    -------------
                                           $       2,232,096     $   1,357,844
                                              ===============    =============

                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

                             (A Development Stage Company)

                      Notes to Consolidated Financial Statements

      Future minimum lease payments, by year and in the aggregate, under non-cancelable capital leases and operating leases with initial or remaining terms of one year or more at December 31, 1996 are as follows:

                                                     Capital          Operating
                                                     Leases            Leases
    Payments due in the year ending December 31,
              1997                            $     1,028,972      $     76,116
              1998                                    320,194            74,102
              1999                                    317,089                -
              2000                                    219,604                -
                                                  ------------     ------------
                    Total minimum lease payments    1,885,859      $    150,218
                                                                   ============
                    Amounts representing interest     295,870
                                                  ------------
                    Present value of net minimum
                      lease payments                1,589,989
                    Less current portion              830,740
                         Long-term portion    $       759,249
                                                  ============

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

      During 1994,  the Company  entered into a term loan  agreement with Boston
         Private Bank and borrowed $300,000. The note is payable in monthly installments of $6,667, plus interest at prime plus 2.0% (10.25% and 10.5% at December 31, 1996 and 1995, repectively) through June 6, 1998. The debt is secured by the Company's assets and the principal residence of Rosen and Marguerite Piret, wife of Rosen, See Note 5 - Due From Former Employee.

      Mortgages
      Mortgage notes are secured by the respective assets, and are due in various amounts through 2015.

      One, Three, Six, Inc.
      In 1994, the Company received $400,000 in the form of a note as an advance against the initial distribution of proceeds from the sale of the assets of OTS. The note, which bears interest at 10% payable quarterly, was due in March, 1996. During 1996, the Company entered litigation to settle monies due the Company under OTS's plan of liquidation, See Note 13 - Commitments and Contingencies.

                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

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

      On October  6  and  12,  and  November  7,  1995,  the  Company  closed  a
         "Regulation S" offering of $11,225,000 in convertible subordinated notes and warrants to overseas investors, which resulted in net proceeds to the Company of $10,085,587. The offering consisted of 449 units. Each unit sold for $25,000, and consisted of one convertible subordinated note ("Note") along with Series F Warrants ("Warrants") to purchase shares of Common Stock at a price of $2.44. The Notes mature on September 30, 2000, and bear interest at 10%, payable quarterly. The Notes are convertible into Common Stock at $1.84 per share. The Notes are callable at the option of the Company at any time after October 6, 1996, if the closing sale price of the Common Stock has exceeded $10.00 per share for a period of 20 consecutive trading days prior to redemption notice. The Warrants expire on September 30, 1998. The Notes and Warrants have not been registered under the Securities Act and may not be sold in the United States without such registration or an applicable exemption from the requirement of registration. Under most circumstances, resales in the United States of Notes and shares of Common Stock acquired on conversion of Notes or exercise of Warrants is exempt from registration under prevailing interpretations of Regulation
         S. In connection with the offering, the Company issued to the Placement Agent warrants to purchase up to 701,563 shares of Common Stock at $10 per share. These warrants were subsequently exchanged into 350,000 warrants at $3.50 as part of a subsequent financing in June 1996, see
         Note 15 - Common Stock.

      Through December 31, 1996, $2,850,000 of notes plus $27,425 of accrued interest have been converted into 1,569,960 shares of common stock.

      Stockholders and Related Parties
      On March 31, 1995, all notes payable to stockholders and related parties were repaid. Interest expense on notes to stockholders and related parties for years ended December 31, 1995, and 1994 amounted to $2,701 and $16,733, respectively.

(10) Accrued Expenses

      Accrued expenses consisted of the following:
                                                            December 31,
                                                          1996           1995
                                                   ---------------------------

         Interest                              $       242,185   $    209,631
         Professional and consulting fees              237,399        421,500
         Fairhaven landfill reserve (See Note 7)       500,000          -
         Litigation settlement (See Note 13)           125,000          -
         Salaries and wages                                 -          37,809
         Insurance                                          -          25,345
         Other                                         121,131          4,253
                                                   ------------   ------------

                                               $     1,225,715   $    698,538
                                                   ============   ============
                                       F-24

                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

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

      Income tax expense (benefit) consists of:

                                          Current       Deferred          Total
                                          -------       --------          -----
          Year ended December 31, 1996:
               Federal                 $      -       $      -       $      -
               State                      (23,456)           -          (23,456)
                                      -----------------------------------------

                                       $  (23,456)    $      -       $  (23,456)
                                      =========================================


         Year ended December 31, 1995:
              Federal                 $       -     $  (141,358)   $   (141,358)
              State                       75,535        (43,642)         31,893
                                      -----------------------------------------

                                      $   75,535    $  (185,000)   $   (109,465)
                                      =========================================

         Year ended December 31, 1994:
              Federal                 $       -     $    141,358   $    141,358
              State                         -             43,642         43,642
                                      -----------------------------------------

                                      $       -     $    185,000   $    185,000
                                      =========================================


      A reconciliation between federal income tax expense (benefit) at the statutory rate and the Company's federal tax expense (benefit) is as follows for the year ended December 31:

                                         1996             1995           1994
                                         ----             ----           ----

         Statutory Federal
            income tax (benefit)$    (4,717,894) $     (2,708,925) $    144,983
         State taxes, net of
            Federal income tax
            benefit                  (1,210,466)         (704,604)       35,211
         Valuation allowance          5,898,245         3,294,764            -
         Other                            6,659             9,300         4,806
                                ---------------  ----------------  ------------
                                $       (23,456) $       (109,465) $    185,000
                                 ===============  ================  ===========

      The tax effects of temporary differences between financial statement and tax accounting that gave rise to significant portions of the Company's net deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below.

                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

                             (A Development Stage Company)

                      Notes to Consolidated Financial Statements

                                                      1996             1995
                                                      ----             ----

         Deferred tax assets:
              Accounts receivable               $       9,788    $      116,001
              Inventories                               -                80,899
              Long-term contracts                       -               191,559
              Property and equipment                  236,323            12,990
              Other accrued liabilities                 -               174,370
              Operating loss and credit
                 carryforwards                      8,946,898         2,953,174
                                                -------------    --------------
                    Gross deferred tax assets       9,193,009         3,528,993
                    Less: valuation allowance      (9,193,009)       (3,294,764)
                                               --------------   ---------------
                    Net deferred tax assets             -               234,229
                                                -------------    --------------
         Deferred tax liabilities:
              Deferred income and capitalized costs     -               234,229
                                                -------------    --------------
                    Total deferred tax liabilities      -               234,229
                                                -------------    --------------

                    Net deferred tax liability  $       -        $        -
                                                =============    ==============

      At December 31, 1996, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $21 million which are available to offset future federal taxable income, if any, and which expire through December 31, 2011. The Company's ability to utilize its existing net operating loss carryforwards, under certain circumstances may be limited if there is change in ownership of the Company of greater than 50% within a three-year period.

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

      The Company has estimated as of December  31,  1996,  that the total costs for final closure and post-closure of Cell I at the Moretown, Vermont landfill, including capping costs, cap maintenance, groundwater monitoring, methane gas monitoring, and leachate treatment and disposal for up to 30 years after closure, is approximately $2.1 million. Based upon the capacity of Cell I under the current permit and existing conditions of the landfill at acquisition, approximately $1.5 million has been accrued for at December 31, 1996.

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

                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

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

                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

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

      Previously on January 12, 1996, the Company filed a motion to dismiss the MEPA Claims. The Town and DEP have filed a similar motion. The Court heard oral argument on the motions to dismiss on April 9, 1996. On May 1, 1996, the Court issued a decision on the motions to dismiss in favor of WSI and the Town, dismissing the MEPA claims in their entirety.

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

                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

                             (A Development Stage Company)

                      Notes to Consolidated Financial Statements

      c) During 1994, the Company made a refundable deposit for the option to purchase 80 percent of the common stock of Shred Pax Corporation (now known as One, Three, Six, Inc.)("OTS"), a manufacturer of shredding and grinding equipment. The option expired on March 31, 1994 but was extended by the Company under the option agreement which in turn resulted in the deposit being used to purchase 16 percent of OTS common stock. OTS sold substantially all of its assets to a third party on August 31, 1994, and adopted a plan to liquidate OTS. Pursuant to the plan of liquidation, the Company had the right to receive its share of the net proceeds of liquidation upon completion of winding up the affairs of OTS.

      In December 1994, the Company  received  $400,000 in the form of a note as an advance against the initial distribution of proceeds from the sale of the assets of OTS. In September 1996, OTS filed a lawsuit against the Company in the Circuit Court of DuPage County, Illinois, seeking recovery of $433,000 in principal and interest allegedly due under the promissory note. Pursuant to a confession-of-judgment provision in the promissory note, on or about September 26, 1996, OTS obtained an order of judgment in its favor for the amount at issue plus costs. The Company contended that OTS obtained the promissory note by misrepresentations and had violated the Company's rights as a minority stockholder. The Company filed the necessary paperwork to re-open the judgment and to assert its affirmative defenses and counterclaims. By a Complaint filed October 17, 1996, in Massachusetts Superior Court, OTS commenced proceedings to enforce the judgment entered by the Illinois Court.

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

      e) The  Company   currently   has  ongoing   four   complaints   with  the
         Massachusetts Commission Against Discrimination, principally as the result of actions of the Company's ex-operator of the Fairhaven landfill, Gary Rogers. The Company is not in a position to evaluate the likelihood that damages or other relief will be awarded, or that the amount of damages awarded could be material. The Company has set up an estimated reserve of $125,000 for litigation costs for these matters as of December 31, 1996.

                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

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

      On December 1, 1994, the Company converted 240,000 of subordinated notes payable and $5,952 accrued interest into 61,488 shares of common stock.

      During 1991, 1992, 1993, and 1994, the Company issued 270,750,  1,075,125,
         62,310 and 20,000 shares of common stock, respectively, in exchange for various investment considerations and consulting services. No value was assigned by the Company to the shares that were issued in 1991, 1992, and 1993 since, at the time of issuance, the Company had not sold any stock since inception and the Company had a substantial stockholders' deficit. The 1994 shares were recorded at a current value of $4.00 per share (before adjustment for the 1.75-to-1 stock split).

      From January 1 through March 29, 1995, the Company issued 2,450 shares for employee bonuses, 31,500 shares in exchange for Directors' fees, and 11,250 shares for consulting services at $4.00 per share (before adjustment for the 1.75 to 1 stock split).

      On February 1, 1995, WSI closed a private placement of 1,100 units with net proceeds of $997,250. Each unit consisted of a $1,000 face amount 10% convertible subordinated note, a Series C Warrant to purchase 500 shares of Common Stock at $2.00 per share, and a Series D Warrant to purchase 500 shares of Common Stock at $4.75 per share. The convertible notes and all accrued interest were then converted into 558,578 shares of the Company's Common Stock on March 29, 1995, as part of the merger transaction described below.

      On February 17, 1995, WSI began offering units consisting of four shares of Common Stock with a Series D Warrant to purchase two shares of Common Stock at $4.75 a share. Contemporaneous with the merger on March 29, 1995, described below, WSI completed an initial closing of its private placement with gross proceeds of $4.0 million from the sale of 500,000 units at $8.00 per unit. After the merger, on April 18, 1995 and April 24, 1995, the Company closed an aggregate of $5,000,000 in additional gross proceeds with respect to the private placement from the sale of 625,000 units at $8.00 per unit.

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

                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

                             (A Development Stage Company)

                      Notes to Consolidated Financial Statements

      On June 28, 1996, the Company closed an offering to overseas investors under Regulation S of the Securities Act of approximately 3.3 million shares of common stock at approximately $2.00 per share raising net proceeds of approximately $5.9 million. The purchasers were all non U.S. persons and were primarily existing institutional WSI shareholders and internationally recognized environmental mutual funds. These shares have not been registered under the Securities Act and may not be sold in the United States without such registration or an applicable exemption from the requirement of registration.

      In 1996 and 1995 the Company issued additional warrants to purchase common stock in connection with various financing transactions.

(16) Stock Options

      Employee Stock Option Plan

      On March 27,  1995,  the WSI 1993  Stock  Option  Plan was  assumed by the
         Company, adjusted to reflect the 1.75 to 1 stock split. The Plan provides for the issuance of options to purchase up to 1,500,000 shares of Common Stock to employees, directors, and consultants of the Company. Options granted under the Plan may be either Incentive Stock options or Non-Qualified Stock Options for purposes of federal income tax law. Options are generally subject to vesting over a period of four years from the date of grant and are exercisable only to the extent vested from time to time, although certain options have provided for earlier vesting. The selection of individuals to receive awards of options under the Plan and the amount and terms of such awards may be determined by the Board of Directors of the Company or an Administering Committee appointed by the Board of Directors.

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

                                                      1996              1995
                                                      ----              ----

                Net loss - as reported         $ (13,889,772)      $ (7,870,979)
                         - pro forma           $ (14,334,772)      $ (8,303,479)

                Net loss per share - as reported   $ (0.98)          $ (0.82)
                                   - pro forma     $ (1.01)          $ (0.86)

      Proforma net income reflects only the effects of options granted in 1996 and 1995. Therefore, it does not reflect the full effect of calculating the cost of stock options under SFAS No. 123 because the cost of options issued prior to January 1, 1995 is not considered. As a result, it may not be representative of the pro forma effects on operating results that will be disclosed in future years.

                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

                             (A Development Stage Company)

                      Notes to Consolidated Financial Statements

      Changes in options and option shares under the plan during the respective years were as follows:

                                   1996                           1995

                       Weighted ave.                  Weighted ave.
                       exercise price     Number      exercise price     Number
                        per share         of shares   per share        of shares
  Options outstanding,
    beginning of year      $6.19           619,125       $2.00          555,625
  Options granted          $2.25           741,250       $5.50          287,500

  Options exercised        $2.00             6,562                         -
  Options canceled         $3.83           547,813       $2.00          224,000
                                        ----------                    ---------
  Options outstanding,
    end of year            $2.23           806,000       $6.19          619,125
  Shares reserved for future grants        694,000                      880,875
                                        ----------                    ---------

  Total options in the plan              1,500,000                    1,500,000
                                        ==========                    =========

  Options exercisable,
    end of year            $2.23           511,125       $2.00          147,656
                                         ==========                   =========

Options outstanding at December 31, 1996 and market value at date of grant were as follows:

                                   Number         Price
                                   of shares      per share              Amount
                                   ---------      ---------              ------
         Year of grant:
              1994                    47,250       $ 2.00       $        94,500
              1995                    17,500       $ 2.00                35,000
              1996                   741,250       $ 2.25             1,667,813
                                  ----------                       ------------

                                     806,000                    $     1,797,313
                                  ==========                       ============

      Non - Employee Directors Stock Option Plan

      On June 24, 1996,  WSI adopted the 1995 Stock Option Plan for Non Employee
         Directors. The plan entitles each Director to receive a grant of Non Qualified Options to purchase 10,000 shares of the Company's Common Stock for each calendar year of service as a director of the Company commencing January 1, 1996. Each such option is subject to vesting at a rate of 2,500 shares for each year that the holder remains a Director of the Company.

                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

                             (A Development Stage Company)

                      Notes to Consolidated Financial Statements




      In 1994 options to purchase 43,750 shares of Common Stock were granted outside of the Option Plan to a director. Fifty percent of these are exercisable at $2.00 per share at December 31, 1996.

      Changes in options and option shares under the plan during the respective years were as follows:


                                   1996                           1995
                       ----------------------------   --------------------------
                       Weighted ave.                  Weighted ave.
                       exercise price     Number      exercise price     Number
                        per share         of shares   per share        of shares
                       -------------     ----------   ---------------  ---------
  Options outstanding,
    beginning of year      $2.00            43,750       $2.00           43,750
  Options granted          $3.56            53,334         -               -
  Options exercised          -                -            -               -
  Options canceled           -                -            -               -
                                         ----------                    ---------
  Options outstanding,
    end of year            $2.86            97,084       $2.00           43,750
                                        ===========                    =========
  Options exercisable,
    end of year            $2.59            35,208       $2.00           10,937
                                         ==========                    =========

Options outstanding at December 31, 1996 and market value at date of grant were as follows:

                                   Number         Price
                                   of shares      per share              Amount
                                   ---------      ---------              ------
         Year of grant:
              1994                    43,750       $ 2.00       $        87,500
              1995                    40,000       $ 3.91               156,400
              1996                    13,334       $ 2.56                34,135
                                  ----------                       ------------
                                      97,084                    $       278,035
                                  ==========                       ============





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

 (18) Subsequent Events

      In January 1997, the Company closed a private placement of 860,000 shares of common stock at $.50 per share with net proceeds of $430,000. These shares have not been registered under the Securities Act and may not be sold in the United States without such registration or an applicable exemption from the requirement of registration.

                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

                             (A Development Stage Company)

                      Notes to Consolidated Financial Statements


      On or about March 31, 1997, the Company's subsidiary, Waste Professionals of Vermont, Inc.("WPV") expects to close a $1 million term loan with The Howard Bank of Burlington, Vermont. The term of the loan is for 36 months with an initial rate of 15%. The initial rate shall be reduced when the Company raises additional equity as outlined in the agreement. The loan is primarily secured by a first mortgage on WPV's landfill and the royalties due the Company under its licensing agreement with ScotSafe (See Note - 3), and is guaranteed by the Company.

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

                     Directors and Executive Officers
                     --------------------------------
                                                                    Amount and
                               Directors                            Nature of
                              or Officers   Beneficial Ownership      Percent
Name                      Age   Since       of Common Stock          of Class
-------------------------------------------------------------------------------
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


* Less than one percent.

                  Jay J. Matulich. Since 1994, Mr. Matulich has been a Senior Vice-President of Capital Growth International L.L.C., formerly U.S. Sachem Financial Consultants, L.P. ("Capital Growth"). From May 1990 to October 1994, Mr. Matulich was a Vice President of Gruntal & Co., Incorporated, investment bankers. Mr. Matulich was elected to the Board of Directors in March 1995 pursuant to an agreement between the Company and Capital Growth, in connection with Capital Growth's role as placement agent for certain securities of the Company.

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

                  Richard S. Golob. Mr. Golob has been a Director of the Company since May 8, 1996. He is President of World Information Systems, a private consulting and publishing company in the environmental industry. Through World Information Systems and his two newsletters, Hazardous Materials Intelligence Report and Oil Pollution Bulletin, Mr. Golob provides information and advisory services to environmental companies on business development, marketing and financing. He is also founder and chairman of the Environmental Business Conferences, which provides biannual forums for environmental business executives to discuss critical business issues. He served as a member of the Environmental Advisory Board of Charles River Partnership IV, a venture capital fund that invests in the environmental industry.

                  William B. Philipbar. Mr. Philipbar has been a Director of the Company since May 8, 1996. He has been a director of Matlack Systems, Inc. and Rollins Leasing Corp. since 1993. He has also been serving as a director of Rollins Environmental Services, Inc. since 1972. Until 1995 he was also a director of Charles River Ventures, a company that he continues to serve as an advisor.

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

Senior Executive Officers Who Are Not Directors

                  Robert Rivkin. Mr. Rivkin, a Certified Public Accountant, has been Vice President of WSI since July 1994, Chief Financial Officer since March 1995, Secretary since May 1995 and Treasurer since June 1996. From 1989 to 1994, Mr. Rivkin was a principal at The Envirovision Group Inc., a full service environmental engineering, consulting and contracting company, where he was responsible for marketing and strategic planning, finance and overall business management. Previously, Mr. Rivkin practiced public accounting in New York where he specialized in mergers and acquisitions, IPO's and SEC reporting.

                  Joseph E. Motzkin. Mr. Motzkin has been a Vice President of WSI since August 1996. From 1994 to 1996, he was a General Manager at Prins
Recycling Corporation, where he operated landfills, established recycling programs, and directed sales programs and customer service activities. From 1989 to 1994, he was a General Manager for Laidlaw Waste Systems, where he was responsible for their New England operations. Mr. Motzkin has 26 years of experience in the solid waste management business.

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

                  The Board of Directors has appointed an Audit Committee, Compensation Committee and an Executive Committee.

                  Compensation Committee. The Compensation Committee, which consisted of Messrs. Matulich and Simmons as of December 31, 1996, makes recommendations and exercises all powers of the Board of Directors in connection with certain compensation matters, including incentive compensation and benefit plans. The Compensation Committee administers, and has authority to grant awards under, the Waste Systems International, Inc. 1995 Stock Option and Incentive Plan (the "Plan") to the employee directors and management of the Company and its subsidiaries and other key employees. The Compensation Committee met one time in 1996.

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

                         SUMMARY COMPENSATION TABLE

                                                                    Long-Term
                                                                   Compensation
                                                                       Awards
                                                                       ------
                                           Annual                      Shares
                                        Compensation                 Underlying
Name and Principal Position    Year        Salary                      Options
                                             ($)                        (#)
----------------------------   -----     ----------              --------------

Philip Strauss (1)             1996        150,000                    250,000
   President and Chief         1995         43,750                    200,000
   Executive Officer

Robert Rivkin                  1996        150,000                    206,250
   Vice President, Chief
   Financial                   1995        150,000                       0
   Officer, Secretary and
   Treasurer                   1994         75,000                     43,750

Richard H. Rosen (2)           1996         45,000                       0
   Chief Executive Officer,
   President                   1995        180,000                       0
   and Treasurer               1994        180,000                    175,000

-----------------

(1)Mr. Strauss became Chief Executive Officer on March 27, 1996. Prior to that, Mr. Strauss was Executive Vice President and Chief Operating Officer which offices he had held since September 19, 1995.

(2)Dr. Richard H. Rosen resigned from all offices and positions with the Company on March 27, 1996.

         Option Grants in Fiscal Year 1996. The following table sets forth the options granted during fiscal year 1996 and the value of the options held on December 31, 1996 by the Company's named executive officers.

                          OPTION GRANTS IN FISCAL YEAR 1996
                          ---------------------------------

                                    Percent of
                                    Total Options  Exercise             [Grant
                 Number of          Granted to     or Base              Date
                 Shares Underlying  Employees in   Price     Expiration Present
Name             Options Granted    Fiscal Year    ($/share) Date       Value $]
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

                     AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1996
                          AND FISCAL YEAR-END 1996 OPTION VALUES

                                             Number of
                                             Securities            Value of
                                             Underlying            Unexercised
                                             Unexercised           in-the-Money
                                             Options               Options
                                             at fiscal             at fiscal
                   Shares                    Year-End (#)          Year-End ($)
                  Acquired      Value        -------------         -------------
                 On Exercise  Realized       Exercisable/          Exercisable/
Name                 (#)         ($)         Unexercisable         Unexercisable
--------------   -----------  --------       -------------         -------------
Philip Strauss       0            0             250,000/0                0
Robert S. Rivkin     0            0             250,000/0                0
Richard H. Rosen     0            0                 0                    0


     Option Repricings The following table sets forth the options repriced during fiscal year 1996.

                           10-YEAR OPTION REPRICING
                                                                       Length of
                                                                       Original
                        Number of   Market                             Option
                        Securities  Price of   Exercise                Term
                        Underlying  Stock at   Price at                Remaining
                        Options     Time       Time       New          at Date
                        Repriced    of         of         Exercise     of
Name            Date       (#)      Repricing  Repricing  Price        Repricing
--------------------------------------------------------------------------------

Philip Strauss  6/28/96  200,000      $5.44      $5.44     $2.25       9 years

        Employment Agreements. As of December 31, 1996, the Company was a party to an employment agreement with Mr. Rivkin. The terms of the Company's employment agreement with Mr. Rivkin, provides (i) that Mr. Rivkin receive a salary of $150,000 per year; and (ii) that he agree not to compete with WSI following termination of his employment by WSI for a period of one year following such termination. The terms of this agreement shall continue in effect until terminated by either party. WSI may exercise the right to terminate the agreement with or without cause at any time and Mr. Rivkin may exercise the right to terminate the agreement on 30 days' written notice at any time.

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

                                        Industry
                          WSI             Index          Broad Market
                         ------         --------         ------------
November 14, 1995        100.00          100.00             100.00
December 31, 1995         89.33          107.37             101.13
December 31, 1995         14.00          133.17             125.67

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

             Chief Executive Officer Compensation. Base compensation of the Chief Executive Officer, Philip Struass, for fiscal year 1995 and 1996 was $150,000 which was not tied to any performance indicators. Mr. Strauss did not receive any bonus for 1995 or 1996 as there was no bonus plan in place.

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

                        Beneficial Ownership of Common Stock
                        ------------------------------------


                  Directors, Officers                 Shares         Percent
                  and 5% Stockholders(1)               Owned         of Class
                  -------------------------------------------------------------

                  Richard Golob(2)                 21,355               *
                  1105 Massachusetts Ave, 5D
                  Cambridge, MA  02138

                  Liviakis Financial
                  Communications, Inc.            910,000             5.15%
                  Sacramento, CA 95816

                  Jay Matulich(3)                  17,500               *
                  1007 Maple Street
                  Santa Monica, CA  90405

                  Joseph Motzkin                   30,000               *
                  15 North Hill Drive
                  Lynnfield, MA  01940

                  William B. Philipbar(2)           1,667               *
                  4870 S.W. Parkgate Blvd.
                  Palm City, FL  34990

                  Bob Rivkin(4)                   250,875             1.41%
                  23 Marshall Path
                  Acton, MA  01720

                  Richard Rosen                   997,209             5.61%
                  162 Washington Street
                  Belmont, MA 02178

                  Barry D. Simmons(5)             217,875             1.2%
                  204 Prospect Street
                  Belmont, MA  02178

                  Daniel J. Shannon(6)             46,250               *
                  746 Exmoor Oaks Drive
                  Highland Park, IL  60035

                  Philip W. Strauss(4)            250,000             1.4%
                  4 Standish Road
                  Norfolk, MA  02056

                  B.G. Taylor(7)                  222,875             1.2%
                  1200 Shirley Lane
                  Midland, TX  79705

                  All directors and officers as a
                  group (7 persons)             1,058,397              6.0%

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.     Description
         -----------     -----------------------------------------------------

         3(i).1          Articles of Incorporation of the Company.
                         (Incorporated by reference to Exhibit No. 3(i).1 to the Registration Statement on Form S-1 of BioSafe, No. 33-93966.)
         3(i).2 Articles of Amendment to Articles of Incorporation of the Company. (Incorporated by reference to Exhibit
                         No. 3(i).2 to the Registration Statement on Form S-1
                         of BioSafe International, Inc., No. 33-93966.)
         3(i).3          Certificate of Incorporation of BioSafe, Inc., as
                         amended.   (Incorporated by reference to Exhibit No.
                         3(i).3 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
         3(ii).1          Bylaws of the Company, as amended on March 26, 1996.
                         (Incorporated by reference to Exhibit No. 3(ii).1 to Form 10-K For the Fiscal Year Ended December 31, 1995 of BioSafe International, Inc.)
         3(ii).2         Bylaws of BioSafe, Inc.   (Incorporated by reference
                         to Exhibit No. 3(ii).2 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
         4.1             Form of Series A Warrant Certificate.   (Incorporated
                         by reference to Exhibit No. 4.1 to the Registration Statement on Form S-1 of BioSafe International, Inc., No.33-93966.)
         4.2 Series A Warrant Agreement. (Incorporated by reference to Exhibit No. 4.2 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
         4.3 Form of Series C Warrant Certificate. (Incorporated by reference to Exhibit No. 4.3 to the Registration Statement on Form S-1 of BioSafe International, Inc., No.33-93966.)
         4.4 Series C and Series D Warrant Agreement. (Incorporated by reference to Exhibit No. 4.4 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
         4.5 Form of Series D Warrant Certificate. (Incorporated by reference to Exhibit No. 4.5 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
         4.6 Series D Warrant Agreement. (Incorporated by reference to Exhibit No. 4.6 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
         4.7 Form of Series E Warrant Certificate. (Incorporated by reference to Exhibit No. 4.7 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
         4.8 Series E Warrant Agreement. (Incorporated by reference to Exhibit No. 4.8 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
         4.9             Form of Placement Agent Warrant.   (Incorporated by
                         reference to Exhibit No. 4.9 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
         4.10 Form of Series F Warrant Certificate. (Incorporated by reference to Exhibit No. 4.10 to Form 10-K For the Fiscal Year Ended December 31, 1995 of BioSafe International, Inc.)

         4.11 Series F Warrant Agreement. (Incorporated by reference to Exhibit No. 4.10 to Form 10-K For the Fiscal Year Ended December 31, 1995 of BioSafe International, Inc.)
         10.1 Amended and Restated Joint Venture Agreement between BioSafe, Inc. and BioMed Environmental Systems, Inc., dated December 24, 1992. (Incorporated by reference to Exhibit No. 10.1 to the Registration Statement on Form
                          S-1 of BioSafe International, Inc., No. 33-93966.)
         10.2 Agreement between BioSafe, Inc. and the Town of Fairhaven, Massachusetts, dated July 24, 1995. (Incorporated by reference to Exhibit No. 10.2 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
         10.3 Letter Agreement from the Town of Fairhaven to the Company, dated June 20, 1995. (Incorporated by reference to Exhibit No. 10.3 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
         10.4 Agreement and Plan of Merger dated as of March 17, 1995 among the Company, Zoe Resources, Inc., certain stockholders of the Company and BioSafe, Inc. (Incorporated by Reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, dated
                         March 29, 1995.)
         10.5            1995 Stock Option Plan  (Incorporated by Reference to
                         Exhibit 10.1 of the Company's Current Report on Form 8-K, dated March 29, 1995.)
         10.6 Employment Agreement between S. Russell Sylva and the Company. (Incorporated by reference to Exhibit No. 10.7 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
         10.7 Employment Agreement between Robert Rivkin and the Company. (Incorporated by reference to Exhibit No. 10.8 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
         10.8 Selling Agreement between the Company and U.S. Sachem Financial Consultants, LP, dated March 29, 1995. (Incorporated by reference to Exhibit No. 10.9 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
         10.9 Consulting Agreement between the Company and Liviakis Financial Communications, Inc., dated February 1, 1995. (Incorporated by reference to Exhibit No.10 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
         10.10 Agreement between BioSafe, Inc. and Waste Management of Rhode Island, Inc., dated July 31, 1995. (Incorporated by reference to Exhibit No. 10.11 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
         10.11 Agreement between BioSafe, Inc. and the Town of South Hadley, Massachusetts, dated August 22, 1995. (Incorporated by reference to Exhibit No. 10.12 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
         10.12 Agreement between BioSafe, Inc. and Janos Szombathy, dated April 4, 1995. (Incorporated by reference to Exhibit No. 10.13 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
         10.13 USA Tire Recycling, LLC Pre-Formation Agreement between Michael A. Bowers and BioSafe, Inc., dated
                         April 3, 1995.   (Incorporated by reference to
                         Exhibit No. 10.13 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)
         10.14 Asset Purchase and Stockholders' Agreement among BioSafe International, Inc., BioSafe Landfill Technology, Inc., Cairns Associates, Inc. and
                         Benjamin F. Cairns, dated December 28, 1995.
                         (Incorporated by reference to Exhibit No. 10.14 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)

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

                           WASTE SYSTEMS INTERNATIONAL, INC.
                           ---------------------------------

                                              /s/ Philip Strauss
     Date:December 19, 1997             By:  -----------------------
          -----------------                  Philip Strauss
                                             Chairman, Chief Executive Officer
                                             and President


    Date:December 19, 1997              By:  /s/ Robert Rivkin
         -----------------                 -----------------------
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

                              EXHIBIT 10.17
                      LICENSE AND SERVICES AGREEMENT
                      ------------------------------


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



241836.c5

                                   EXHIBIT 10.18
                LICENSE AND SERVICES AGREEMENT - EUROPEAN LICENSE


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