Form 10-Q/A
period 1997-03-31
WASTE SYSTEMS INTERNATIONAL INC
filed 1997-12-22
CIK 847468

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549

                                   FORM 10-Q/A


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

                                              BIOSAFE INTERNATIONAL, INC.



Explanatory Note:  This amendment amends the Form 10-Q Filed with the Securities and Exchange Commission for the quarter ended March 31, 1997.

Part I

           Item 1-2 are Unchanged

Part II

           Item 1.    Is unchanged

           Item 2.    Is unchanged

           Item 3.    Defaults on Senior Securities                          1

           Item 4.    Is unchanged

           Item 5.    Is unchanged

           Item 6.    Is unchanged

Signatures                                                                   2

           Item 3.  Defaults on Senior Securities

                    None

                                                SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant as duly caused this Report to be signed on its behalf the undersigned, thereunto duly authorized.

                                     Waste Systems International, Inc.



           Date: December 19, 1997   /s/ Philip Strauss
                                    ------------------------
                                     Philip Strauss
                                     Chairman of the Board,
                                     Chief Executive Officer and President
                                     (Principal Executive Officer)




           Date: December 19, 1997  /s/ Robert Rivkin
                                    -----------------------
                                    Robert  Rivkin
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)