Form 10-Q/A
period 1997-06-30
WASTE SYSTEMS INTERNATIONAL INC
filed 1997-12-22
CIK 847468

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


                           WASTE SYSTEMS INTERNATIONAL, INC.
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

                          WASTE SYSETMS INTERNATIONAL, INC.

Explanatory Note:  This amendment amends the Form 10-Q Filed with the Securities and Exchange Commission for the quarter ended June 30, 1997

Part I   Financial Information

            Item I.   Financial Statements:

               Consolidated Balance Sheets as of June 30, 1997 and
                  December 31, 1996                                       1 - 2

               Consolidated Statements of Operations for the Three
                  Months Ended and Six Months Ended June 30, 1997
                  and 1996,  and for the period from April 23, 1990,
                  (inception) to June 30, 1997.                               3

               Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30,  1997 and 1996,  and for the period
                  from April 23,1990, (inception)to June 30, 1997.            4

               Notes to Consolidated Financial Statements                5 - 14

            Item 2.   Is unchanged

Part II

            Items 1- 6 are unchanged

Signatures                                                                   15

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

     New Accounting Pronouncements
     SFAS No. 129, Disclosure of Information about Capital Structure, is effective for the Company's fiscal year ending December 31, 1997. The statement establishes standards for disclosing information about a reporting company's capital structure. Adoption of SFAS No. 129 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

     SFAS No. 130, Reporting Comprehensive Income, is effective for the Company's fiscal year ending December 31, 1998. The statement addresses the reporting and displaying of comprehensive income and its components. Earnings per share will only be reported for net income and not for comprehensive income. Adoption of SFAS No. 130 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

     SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, is effective for the Company's fiscal year ending December 31, 1998. The statement changes the way public companies report information about segments of their businesses in their annual financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

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

      On March 31,  1997,  the  Chittenden  Solid  Waste  District  ("CSWD")  in
         northwestern Vermont awarded WSI a $1.3 million,  15-month contract to dispose of the sludge from the wastewater treatment plants within the District. Under the contract, the landfill will receive approximately 23,000 tons of sludge from the Chittenden Solid Waste District during the period from March 31, 1997 to June 30, 1998 at $56 per ton. In addition, BioSafe will be responsible for transporting the sludge from the District's special waste processing facility to the Moretown landfill.

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

      Town of Fairhaven
      On July  24,  1994,  WSI entered  into a  contract  with  the Town of
         Fairhaven, Massachusetts to remodel the Town's existing 26 acre landfill. On November 8, 1995, an action was brought against various parties including the Company relating to the Fairhaven landfill. On September 5, 1996, pursuant to the Massachusetts Administrative Procedures Act, the action was heard by a Bristol County Superior Court Judge. On June 2, 1997 The Massachusetts Superior Court issued an Order denying the plaintiff's action. This order, which represents a favorable outcome for the Company's position, is subject to appeal to the Massachusetts Appeals Court after entry of a judgment on the order. The Company has initiated discussions with the Town of Fairhaven with regard to the future of the project, and has ceased all operations of the project at this time. As previously disclosed, the future economic viability of the project is doubtful because of the extensive delays and additional operating costs resulting from the litigation and other factors. As of June 30, 1997 the Company has set up a reserve of $500,000, which is included in accrued expenses on the June 30, 1997 balance sheet, for additional litigation and ongoing site construction costs. Also, in June of 1997 the Company entered into settlements with various equipment finance companies relating to the equipment at the Fairhaven landfill which the Company could no longer use in its ongoing landfill operations. The settlements, which involved the return by the Company of the related equipment, resulted in a non-recurring, non-cash write-off of approximately $800,000 during the quarter ended June 30, 1997, but relieved the Company of obligations of a similar amount.


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


      As a result of the sale of the  preferred  stock,  Waste Systems
         International,Inc.  now  has   approximately   52,300,000   shares  of
         common stock outstanding or reserved for issuance upon the conversion of the preferred stock.

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