Form 10-K/A
period 1996-12-31
WASTE SYSTEMS INTERNATIONAL INC
filed 1998-02-09
CIK 847468

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
                               --------------------

                                    FORM 10-K/A
                                  Amendment No. 3

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

                              TABLE OF CONTENTS

Explanatory Note:  This is amendment No. 3 to Form 10-K Filed with the
                   Securities and Exchange Commission for the year ended December 31, 1996.

                                                                           PAGE
                                                                           ----
PART I

         Item 1.    Is unchanged
         Item 2.    Is unchanged
         Item 3.    Is unchanged
         Item 4.    Is unchanged

PART II

         Item 5.    Market For Registrant's Common Equity and Related
                    Stockholder Matters                                     1
         Item 6.    Is unchanged
         Item 7.    Is unchanged
         Item 8.    Financial Statements and Supplementary Data             3
         Item 9.    Is unchanged

PART III

         Item 10.   Directors and Executive Officers                        4
         Item 11.   Executive Compensation                                  6
         Item 12.   Is unchanged
         Item 13.   Is unchanged

PART IV

         Item 14.   Is unchanged

Signatures                                                                 10

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

         (1) As adjusted to reflect a 1 for 73.083 reverse stock split effected on March 29, 1995

         In March and April of 1995, the Company issued in a private placement Units consisting of (a) an aggregate of 4,510,000 shares of Common Stock and (b) Series D Warrants to purchase an aggregate of 2,255,000 shares of Common Stock at $4.75 per share, for total proceeds of $9,022,510. Simultaneously, the Company issued 558,578 shares of Common Stock upon conversion of the convertible notes issued in November 1994. These issuances were made to accredited unaffiliated private investors and was exempt from registration under Regulation D.

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

         Also in March 1995, the Company issued an aggregate of 237,500 shares of Common Stock upon conversion of outstanding shares of its Preferred Stock. The Preferred Stock was issued in 1993 in exchange for the retirement of $775,000 of debt. This issuance was made to former directors of the Company under Section 3(a)(9) of the Securities Act.

         During the balance of 1995, the Company sold an aggregate of 133,705 shares of Common Stock upon exercise of outstanding Warrants for aggregate proceeds of $325,896. These issuances were exempt from registration under Regulation D and under Section 4(2) of the Securities Act. These issuances were made to accredited private investors.

         Also during the balance of 1995, the Company issued 20,000 additional shares of Common Stock to Liviakis Financial Communications, Inc. for consulting services. This issuance was exempt from registration under
         Section 4(2) of the Securities Act.

         In June 1996,  the Company  issued an aggregate of 3,304,744  shares of
         Common  Stock  in  a  private  placement  for  aggregate   proceeds  of
         $6,411,200. This issuance was made to approximately 30 unaffiliated investors and was exempt from registration under Regulation D. The names of the investors are as follows: Rosebud Fund, BA II, Norway, Edgeport Nominees, Capital Trust, Capital Trust S.A., Napier Brown Holdings, Patrick Ridgewell, Cameo Trust, Walter Prime, Sereen Intl, Seif Limited, Henley Group, W&P Bank and Trust, Kenmar Gems Op Fund, Oscar Garzatto, Fenwich Assets, Intragalactic Fund, BUS Systems, The Shelby Group, Arbinator, Faisal Fionance, Banque Genevoise, Heritage Finance, Credit Suisse, CUF Finance, Comptoir Prive Gestion, Cramer & Cie and Gifford Investments.

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

      The expenses associated with operating the Ancillary Technologies and MSF for all periods presented are reported in the accompanying reclassified consolidated statements of operations and cash flows under discontinued operations. The charge for discontinued operations relates primarily to losses from operations and the costs associated with the termination of these operations. There were no material asset sales from these operations and no interest costs or general corporate overhead costs have been allocated to discontinued operations. . At December 31, 1996 and 1995, the Company has reserves and liabilites associated with discontinued operations of approximatley $370,000 and $622,624, respectively.

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

                  Richard S. Golob. Mr. Golob has been a Director of the Company since May 8, 1996. He is President of World Information Systems, a private consulting and publishing company in the environmental industry. He has held this position for more than five years. Through World Information Systems and his two newsletters, Hazardous Materials Intelligence Report and Oil Pollution Bulletin, Mr.Golob provides information and advisory services to environmental companies on business development, marketing and financing. He is also founder and chairman of the Environmental Business Conferences, which provides biannual forums for environmental business executives to discuss critical business issues. He served as a member of the Environmental Advisory Board of Charles River Partnership IV, a venture capital fund that invests in the environmental industry.

                  William B. Philipbar. Mr. Philipbar has been a Director of the Company since May 8, 1996. He has been a director of Matlack Systems, Inc. and Rollins Leasing Corp. since 1993. He has also been serving as a director of Rollins Environmental Services, Inc. since 1972. Until 1995 he was also a director of Charles River Ventures, a company that he continues to serve as an advisor.

                  Daniel J. Shannon. Mr. Shannon has been a Director of the Company since 1994. He is a certified public accountant with experience in public and private finance, public service, health care, and pension management. Since March of 1991, Mr. Shannon has been a Director of LaSalle Street Capital Management, Ltd. ("LaSalle Capital"), a subsidiary of LaSalle National Trust, a financial institution headquartered in Chicago, Illinois.
Mr. Shannon's duties as Director of LaSalle Capital are primarily those of an advisor to clients in the marketing of investment products.

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

                  B.G. Taylor. Mr. Taylor has been a Director of the Company since 1990. He is a private investor and has been retired for the past five years. Prior to that, he was President and Chief Operating Officer of The Halliburton Services Company and Executive Vice President of The Halliburton Company. Mr. Taylor has over 40 years of diverse operating experience in large organizations.

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

             Chief Executive Officer Compensation. Base compensation of the Chief Executive Officer, Philip Struass, for fiscal year 1995 and 1996 was $150,000 which was based on a number of factors as noted above in "Report of Compensation Committee - Base Salary". Mr. Strauss did not receive any bonus for 1995 or 1996 as there was no bonus plan in place.

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

                           WASTE SYSTEMS INTERNATIONAL, INC.
                           ---------------------------------

                                              /s/ Philip Strauss
     Date:February 9, 1998             By:  -----------------------
          -----------------                  Philip Strauss
                                             Chairman, Chief Executive Officer
                                             and President


    Date:February 9, 1998              By:  /s/ Robert Rivkin
         -----------------                 -----------------------
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