Form 10-Q/A
period 1997-06-30
WASTE SYSTEMS INTERNATIONAL INC
filed 1998-02-09
CIK 847468

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q/A
                                   Amendment No. 2


                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For quarterly period ended June 30, 1997


                             Commission File Number
                                    0 - 25998


                           WASTE SYSTEMS INTERNATIONAL, INC.
                    (formerly known as BioSafe International, Inc.)
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

                          WASTE SYSETMS INTERNATIONAL, INC.

Explanatory Note:  This second amendment amends the Form 10-Q Filed with the
                   Securities and Exchange Commission for the quarter ended June 30, 1997

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

                         WASTE SYSTEMS INTERNATIONAL, INC.



     Date: February 9, 1998        /s/ Philip Strauss
                                    ------------------------
                                    Philip Strauss
                                    Chairman of the Board,
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)




     Date: February 9, 1998        /s/ Robert Rivkin
                                    -----------------------
                                    Robert  Rivkin
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)