Form 10-Q/A
period 1997-09-30
WASTE SYSTEMS INTERNATIONAL INC
filed 1998-02-09
CIK 847468

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

                        WASTE SYSTEMS INTERNATIONAL, INC.

Explanatory Note:  This amendment amends the Form 10-Q filed with the
               Securities and Exchange Commission for the quarter ended September 30, 1997.

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

           Item 5.  Is unchanged

           Item 6.  Is unchanged

           Signatures

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
     Preferred stock, $.001 par value. Authorized
         200,000 shares of Series A Convertibe
         Preferred Stock; 95,878 and 0 shares
         issued and outstanding at
         September 30, 1997 and
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




                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
                       Consolidated Statements of Operations
                                     (unaudited)



                                                                                                                   Period from
                                                        Three Months Ended           Nine Months Ended           April 23, 1990
                                                     --------------------------   ---------------------------    (inception)to
                                                     September 30, September 30,  September 30, September 30,     September 30,
                                                          1997          1996           1997         1996              1997
                                                     ------------  ------------   -----------  ------------     ----------------
Revenues                                           $      829,954 $     312,407 $   1,862,722 $   1,049,019          $ 4,702,725
                                                     ------------  ------------   -----------  ------------         ------------

Cost of operations:
    Operating expenses                                    304,546       149,162       934,502       494,204            2,621,067
    Depreciation and amortization                         230,789       110,410       488,660       229,113              930,094
    Write-off of project development costs (Note 4 )            -             -       837,423       208,697            7,489,498
                                                     ------------  ------------   -----------  ------------         ------------
      Total cost of operations                            535,335       259,572     2,260,585       932,014           11,040,659
                                                     ------------  ------------   -----------  ------------         ------------

      Gross profit (loss)                                 294,619        52,835     (397,863)       117,005          (6,337,934)

Selling, general and administrative
    expenses                                              539,189       480,573     1,577,513     2,262,429           12,046,016
Amortization of prepaid consulting fees                         -       166,875             -       500,625            1,335,000
Restructuring (Note 3)                                          -             -             -       250,000            1,741,729
                                                     ------------  ------------   -----------  ------------         ------------

      Loss from operations                              (244,571)     (594,613)    (1,975,376)  (2,896,049)         (21,460,679)
                                                     ------------  ------------   -----------  ------------         ------------

Other income (expense):
    Royalty and other (expense) income, net              (40,081)       910,594      (53,403)       962,464            5,794,519
    Interest income                                        63,732        40,596       122,993       122,779              685,147
    Gain on sale of assets                                      -             -             -             -              222,728
    Interest expense and financing costs                (292,201)     (189,358)     (979,184)     (817,246)          (3,189,486)
    Equity in loss of affiliate                                 -         (173)             -      (59,823)             (96,144)
    Write-off of accounts and notes receivable                  -             -             -             -          (2,975,001)
    Loss on investment in marketable securities                 -             -             -             -            (100,000)
    Write-off of assets                                         -             -             -             -            (263,403)
                                                     ------------  ------------   -----------  ------------         ------------
      Total other income (expense)                      (268,550)       761,659     (909,594)       208,174               78,360
                                                     ------------  ------------   -----------  ------------         ------------

      (Loss) income before income taxes,
          minority interest, discontinued
          operations and extraordinary item             (513,120)       167,046    (2,884,970)  (2,687,875)         (21,382,319)

Federal and state income tax expense (benefit)                  -      (61,156)             -      (11,156)              154,579
                                                     ------------  ------------   -----------  ------------         ------------

      (Loss) income before minority interest,
         discontinued operations and
         extraordinary item                             (513,120)       228,202    (2,884,970)  (2,676,719)         (21,536,898)

Minority interest (Note 9)                                      -       (3,441)         4,971           901                4,607
                                                     ------------  ------------   -----------  ------------         ------------

      (Loss) income from continuing operations          (513,120)       224,761    (2,879,999)  (2,675,818)         (21,532,291)

Discontinued operations                                        -              -             -   (1,662,453)          (4,564,798)
                                                     ------------  ------------   -----------  ------------         ------------

      (Loss) income before extraordinary item           (513,120)       224,761    (2,879,999)  (4,338,271)         (26,097,089)

Extraordinary item - Loss on extinguishment
       of debt (Note 9)                                         -             -     (133,907)             -            (133,907)
                                                     ------------  ------------   -----------  ------------         ------------

      Net (loss) income                               $ (513,120) $     224,761 $  (3,013,906)$ (4,338,271)     $    (26,230,996)
                                                     ============  ============   ===========  ============         ============


Net (loss) income per share:
    (Loss) income from continuing operations         $     (0.03) $        0.01 $      (0.16) $      (0.20)
    Discontinued operations                                     -             -             -        (0.12)
    Extraordinary item                                          -             -        (0.01)             -
                                                     ------------  ------------   -----------  ------------

    Net (loss) income per share                      $     (0.03) $        0.01 $      (0.17) $      (0.32)
                                                     ============  ============   ===========  ============


Weighted average number of shares used in
    computation of net loss per share                   17,932,166   16,043,285    17,686,368    13,334,119


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


 (1) Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Waste Systems International, Inc. and its subsidiaries ("WSI" or "Company") after elimination of all significant intercompany accounts and transactions. On October 27, 1997 the Company changed its name to Waste Systems International, Inc. from BioSafe International, Inc. and changed its state of incorporation to Delaware from Nevada. This was done through a merger of the Company into a wholly-owned subsidiary, and all effects thereof, including (a) the conversion of the outstanding Company securities of the surviving corporation, (b) certain amendments to the Corporation's Articles of Incorporation and By-laws and (c) an increase in the Company's authorized common stock, $.001 par value per share (the "Common Stock"), from 100,000,000 shares to 150,000,000.

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

      The Company recognizes royalty revenue from its medical waste technology business based on the terms of license agreements as plants are completed and for consulting services when rendered.

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

(3)  Restructuring and Discontinued Operations

      During the three and nine months ended September 30, 1997 and 1996, the Company recorded restructuring and discontinued operations charges of $0 and $0, and $250,000 and $1,912,453 respectively. As of September 30, 1997, the Company has restructuring reserves and liabilities of approximately $405,000 and reserves and liabilities associated with discontinued operations of approximately $267,000. The Company currently anticipates that the remaining reserves and liabilities will be settled within the next six months.

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
                                               ===============     =============

      Moretown, Vermont Landfill
      The Company owns a landfill located in Moretown, Vermont. The current estimated available capacity at this landfill, excluding remodeling, is in excess of 1.0 million tons. On September 30, 1996, the Company received its final permit from the Vermont Department of Natural Resources to commence operations at the landfill at an average of 350 tons per day ("TPD"). On October 7, 1996, the Company began operations at the landfill. In OCtober 1996, the Company signed a host town agreement with the Town of Moretown, Vermont which requires the Company to pay a host town fee of $2.00 per ton plus an annual CPI increase. The term of this agreement is five years.

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

      Fairhaven, Massachusetts Landfill
      On July 24, 1994, Waste Systems International entered into a contract with the Town of Fairhaven, Massachusetts to remodel the Town's existing 26 acre landfill. On November 8, 1995, an action was brought against various parties including the Company relating to the Fairhaven landfill. On September 5, 1996, pursuant to the Massachusetts Administrative Procedures Act, the action was heard by a Bristol County Superior Court Judge. On June 2, 1997 the Massachusetts Superior Court issued an Order denying the plaintiff's action. This order, which represents a favorable outcome for the Company's position, is subject to appeal to the Massachusetts Appeals Court after entry of a judgment on the order. The Company has initiated discussions with the Town of Fairhaven with regard to the future of the project, and has ceased all operations of the project at this time. As previously disclosed, the future economic viability of the project is doubtful because of the extensive delays and additional operating costs resulting from the the litigation and the engineering impacts of delays associated with the litigation. As of September 30, 1997 the Company has a reserve of approximately $500,000, which is included in accrued expenses on the September 30, 1997 balance sheet, for additional litigation and ongoing site construction costs.

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

(9) Preferred Stock

      On June 30, 1997 the Company closed a Regulation "D" private  placement of
         Series "A" Convertible Preferred Stock which raised gross proceeds of approximately $9.7M. As part of the private placement, the Company converted approximately $570,000 in bank debt into preferred stock and acquired the minority interest in Waste Professionals of Vermont, Inc. for $850,000 of preferred stock. The net proceeds from the offering was approximately $7.6 million. Of the net proceeds, approximately $300,000 was used to pay down existing bank and other long term debt with the remainder used for working capital including settlements of the Company's existing liabilities related to the management change in March of 1996 and resulting restructuring, and to finance future expansion.

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

Recapitalization

         On June 30, 1997 the Company closed a Regulation "D" private placement of Series "A" Convertible Preferred Stock which raised gross proceeds of approximately $9.7M. As part of the private placement, the Company converted approximately $570,000 in bank debt into preferred stock and acquired the minority interest in Waste Professionals of Vermont, Inc. for $850,000 of preferred stock. The net proceeds from the offering was approximately $7.6 million. Of the net proceeds, approximately $300,000 was used to pay down existing bank and other long term debt with the remainder used for working capital including settlements of the Company's existing liabilities related to the management change in March of 1996 and resulting restructuring and to finance future expansion.

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

Financial Position at September 30, 1997

         WSI had $2,667,000 in cash as of September 30, 1997. This represented an increase of $2,402,000 from December 31, 1996. Working capital as of September 30, 1997, was $2,389,000, an increase of $6,897,000 from December 31, 1996. This increase was primarily due to the proceeds from the January 1997 Regulation "D" private placement of common stock, the proceeds from the March 1997 term loan, the increased level of operations at the Company's Vermont operations, and the proceeds from the June 1997 Regulation "D" private placement of preferred stock. See Notes 6, 8, and 9 to the Consolidated Financial Statements presented in Item I. The increase in the Company's receivables is primarily related to the growth in the Vermont operations. Also included in the receivables is approximately $568,000 related to royalty income from the Company's medical waste technology business.

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

Certain Factors Affecting Future Operating Results

         Operating  Losses  and  Accumulated  Deficit;   Uncertainty  of  Future
Profitability. WSI had an accumulated operating deficit at September 30, 1997, of $26,231,000 on revenues of $4,703,000. Prospects for future profitability are heavily dependent on the success of WSI's ability to build an integrated solid waste management company, and its landfill remodeling projects. There can be no assurance that WSI will generate sufficient revenue to be profitable or, if profitable, to maintain profitability in future years. The Independent Audotors' Report of KPMG Peat Marwick LLP from the Company's Annual Report for the fiscal year ended December 31, 1996, states that "the Company must raise substantial additional capital and must achieve a level of revenues adequate to support the Company's cost structurem which raises substantial doubt about the Company's ability to continue as a going concern." The insolvency of the Company could affect certain of its contracts. For instance, Section 6.2 of the Company's contract with ScotSafe Limited ("ScotSafe"), dated as of February 6, 1996, allows ScotSafe to terminate the contract at its option upon the insolvency of the Company.

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

     Limits on Insurance. The Company has obtained environmental impairment insurance covering claims for sudden or gradual onset of environmental damage. If the Company were to incur liability for environmental damage in excess of its insurance limits, its financial condition could be adversely affected. The Company carries a comprehensive general liability insurance policy which management considers adequate at this tiem to protect its assets and operations from other risks.

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

          On March 31, 1997, the Chittenden Solid Waste District ("CSWD") in northeastern Vermont awarded WSI a $1.3 million, 15-month contract to dispose of the sludge from the wastewater treatment plants within the District. Under the contract, the landfill will receive approximately 23,000 tons of sludge from the Chittenden Solid Waste District during the period from March 31, 1997 to June 30 , 1998 at $56.00 per ton. In addition, WSI will be responsible for transporting the sludge from the District's special waste processing facility to the Moretown landfill.

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

      On July 24, 1994, WSI entered into a contract with the Town of Fairhaven, Massachusetts to remodel the Town's existing 26 acre landfill. On November 8, 1995, an action was brought against various parties including the Company relating to the Fairhaven landfill. On September 5, 1996, pursuant to the Massachusetts Administrative Procedures Act, the action was heard by a Bristol County Superior Court Judge. On June 2, 1997 the Massachusetts Superior Court issued an Order denying the plaintiff's action. This order, which represents a favorable outcome for the Company's position, is subject to appeal to the Massachusetts Appeals Court after entry of a judgment on the order. The Company has initiated discussions with the Town of Fairhaven with regard to the future of the project, and has ceased all operations of the project at this time. As previously disclosed, the future economic viability of the project is doubtful because of the extensive delays and additional operating costs resulting from the litigation and engineering impacts of delays associated with the litigation. As of September 30, 1997 the Company has a reserve of approximately $500,000, which is included in accrued expenses on the September 30, 1997 balance sheet, for additional litigation and ongoing site construction costs.

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

         In summary, the Company's total investment required to complete its Moretown, Vermont landfill project, will be approximately $6.3 million dollars, additional investments will be required to fund the CSWD transfer station acquisition, and the continued rapid growth of its Vermont hauling operations, in addition to amounts already invested as of
September  30,  1997.   Furthermore,   approximately  $300,000  will  be
required to fund additional feasibility studies required under the Company's contracts with the Town of South Hadley in addition to what has already been invested in this project. If this project is determined to be feasible, the company anticipates additional capital requirements of approximately $2 million for construction costs and equipment. The Company also has under
discussion and   negotiation a number of  acquisitions or additional landfill remodeling  projects,  and any contracts resulting from these discussions and
negotiations   would increase the Company's capital  requirements accordingly.
In addition, the Company requires cash to fund its corporate staff and other overhead expenses, which may grow significantly as the Company expands the scope of its operations including the development of an integrated solid waste management company. Although the Company has recently begun generating cash from its Vermont operations, the Company will require additional financing in order to execute its strategy to become a fully integrated solid waste management company. However, there can be no assurances that additional debt or equity financing will be available or available on terms acceptable to the Company. Failure of the Company to obtain required financing could have a materially adverse effect on the Company's financial condition and operation.

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

           A vote was held to change the Company's name to Waste Systems International, Inc. from BioSafe International, Inc. and to change the Company's state of incorporation to Delaware from Nevada. This was done through a merger of the Company into a wholly owned subsidiary, and all effects thereof, including (a) the converison of the outstanding Company securities of the surviving corporation, (b) certain amendments to the Corporation's Articles of Incorporation and By-laws and (c) an increase in the Company's authorized common stock , $.001 par value per share (the "Common Stock"), from 100,000,000 to 150,000,000. There were 31,237,007 votes cast for, 195,855 votes cast against, 215,510 abstaining and 7,229,615 not voted.

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


                        WASTE SYSTEMS INTERNATIONAL, INC.



Date: February 9, 1998             /s/ Philip Strauss
                                    -------------------------------------
                                    Philip Strauss
                                    Chairman of the Board, Chief Executive
                                    Officer and President
                                    (Principal Executive Officer)



Date: February 9, 1998             /s/ Robert Rivkin
                                    -------------------------------------
                                    Robert  Rivkin
                                    Vice President, Chief Financial
                                    Officer, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

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
