Form 10-K
period 1997-12-31
WASTE SYSTEMS INTERNATIONAL INC
filed 1998-03-27
CIK 847468

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ______________________

                               FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1997
                      Commission file number 0-25998

                     WASTE SYSTEMS INTERNATIONAL, INC.
          (Exact name of registrant as specified in its charter)


              Delaware                                 95-4203626
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

     420 Bedford Street, Suite 300
        Lexington, Massachusetts                         02173
  (Address of principal executive offices)             (zip code)


                            (781) 862-3000 Phone
                             (781) 862-2929 Fax
              (Registrant's telephone number, including area code)
                         ________________________

              Securities registered  pursuant to Section 12(b) of the
                Act: None Securities  registered pursuant to Section
                            12(g) of the Act:

                     Common Stock, $.01 par value per share
                               Series F Warrants
                            Placement Agent Warrants
                         ________________________

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X

         As of March 24, 1998, the market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $66,854,700

         The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of March 24, 1998 was 3,911,181.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Portions of the Registration Statement on Form S-1 of Waste Systems International, Inc.(formerly BioSafe International, Inc.), (No. 33-93966) are incorporated by reference into Part IV of this Form
10-K.

                                TABLE OF CONTENTS


                                                                            PAGE

PART I
         Item 1.    Business                                                   1
         Item 2.    Properties                                                 8
         Item 3.    Legal Proceedings                                          8
         Item 4.    Submission of Matters
                    to a Vote of Security Holders                              9
PART II
         Item 5.    Market For Registrant's Common Equity and
                    Related Stockholder Matters                               11
         Item 6.    Selected Financial Data                                   12
         Item 7.    Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                                 14
         Item 8.    Financial Statements and Supplementary Data               22
         Item 9.    Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure                                      47

PART III

         Item 10.   Directors and Executive Officers                          47
         Item 11.   Executive Compensation                                    47
         Item 12.   Security Ownership of Certain Beneficial
                    Owners and Management                                     47
         Item 13.   Certain Relationships and Related
                    Transactions                                              47

PART IV
         Item 14.   Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K                                   48

Signatures                                                                    50

Note Regarding Forward Looking Statements:


This Annual Report on Form 10-K contains forward-looking statements concerning among other things, the Company's expected future revenues, operations and expenditures and estimates of the potential markets for the Company's services. Such statements made by the Company fall within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these projections due to a number of factors as discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Future Operating Results" of this Form 10-K.

                                PART I

Item 1.  Business

The Company

         Waste Systems International, Inc. (referred to herein as the "Company" or "WSI") is a regional integrated non-hazardous solid waste management company that provides solid waste collection, recycling, transfer and disposal services to commercial and residential customers.

         The Company currently owns and operates a solid waste landfill in Moretown, Vermont, three transfer stations and collection operations which operate as an integrated solid waste operation, serving over 4,400 commercial and residential customers in the Burlington, St. Albans, St. Johnsbury and Barre-Montpelier, Vermont areas.

         The Company currently has two additional landfill projects at different stages of development. In November 1997, WSI signed a definitive agreement to acquire a 700-acre, 3 million cubic yard permitted municipal solid waste landfill in Hopewell, Pennsylvania. This transaction is expected to close by the end of May, 1998. Additionally, the Company entered into a contract to operate and remodel an existing 30-acre municipal landfill in South Hadley, Massachusetts. On March 16, 1998 the Company filed its draft environmental impact report with the Massachusetts Department of Environmental Protection ("MDEP") and anticipates receiving all of its required MDEP permits during the second or third quarter of 1998, which would allow WSI to begin accepting solid waste at the first 6-acre lined cell by the first or second quarter of 1999. The South Hadley landfill project is currently expected to have approximately 2 million cubic yards of new capacity for future disposal.

         On March 23, 1998, the Company signed a definitive agreement to acquire Horvath Sanitation, Inc., d/b/a Eagle Waste ("Eagle"), which is based in Altoona, Pennsylvania. This transaction is also expected to close by the end of May 1998. Eagle has approximately $8 million in annual revenue and collects approximately 200 tons per day of solid waste. Eagle's operations will be integrated with the Hopewell, Pennsylvania landfill acquisition discussed above. Ultimately, WSI intends to create integrated solid waste management operations in the geographical areas surrounding each of its landfills.

         WSI's objective is to expand the current geographic scope of its operations and to become one of the leading providers of non-hazardous solid waste management services in each market that it serves. The Company's primary growth strategy is to acquire landfills in or near urban metropolitan areas, and to secure dedicated waste streams for such landfills by acquisition or development of collection operations and transfer stations. The internalization of waste streams is a major component of the Company's strategy. The Company believes that significant opportunities exist to expand its operations in each of its current and targeted markets.

Industry Overview

         Based on published industry information, the solid waste management industry generated approximately $36 billion in revenue during 1997 and is expected to grow to $40 billion by the year 2000. Of the $36 billion, approximately 43% is controlled by public companies with the remaining split almost equally between 6,000 small private operators and municipal governments.

         The solid waste management industry is generally experiencing significant consolidation and integration. The Company believes that the consolidation and integration is a result of the following factors, among others: (i) increasingly stringent environmental regulations which have resulted in an increased need for substantial capital requirements to remain compliant with such regulations; (ii) the inability of many smaller operators to achieve the economies of scale necessary to compete with larger providers; (iii) the competitive and economic benefits of providing integrated collection, recycling, transfer and disposal services; and (iv) the privatization of solid waste assets and services by municipalities. Although significant consolidation within the solid waste management industry has occurred, the Company believes the industry remains highly fragmented and that a substantial number of potential acquisition opportunities remain.

Strategy and Acquisition Program

         WSI is pursuing an acquisition strategy to achieve its objective of becoming a leading provider of integrated solid waste management services in each of the markets it serves. The key elements of its strategy are: (i) identify landfills near urban metropolitan centers that are economically feasible for acquisition; (ii) develop an integrated solid waste management operation which provides collection, recycling, transfer and disposal services to increase and control waste streams to its landfills; (iii) consolidate and expand its operations around each of its landfills through "tuck-in" acquisitions; (iv) improve existing and acquired operations through internalization of the waste stream, thus increasing operating efficiencies and improving capacity utilization; and (v) internal growth.

         The following table sets forth acquisitions completed by the Company through February 1998:


Acquisition                Month Acquired         Principal Business            Location             Market Area

Moretown Landfill             July 1995           Landfill                      Moretown, VT           Vermont

The Hartigan Company          January 1997        Solid waste collection        Stowe, VT           Central Vermont

CSWD Transfer Station         October 1997        Transfer Station              Burlington, VT           N.W.
VT.

Doyle Disposal                January 1998        Solid waste collection        Barre, VT           Central Vermont

Perkins Disposal              January 1998        Solid waste collection        St. Johnsbury, VT     N. E. Vermont

Rapid Rubbish                                     Solid waste collection/
       Removal , Inc.         February 1998       Transfer Station              St. Johnsbury, VT     N. E.  Vermont

Greenia Trucking              February 1998       Solid waste collection        St. Albans, VT        N. W.  Vermont



In addition, the Company has signed certain agreements for the acquisition or operation of landfills and collection companies described under "Integrated Solid Waste Management Operations - Hopewell, Pennsylvania" and "--South Hadley, Massachusetts." There can be no assurance that the Company will continue to be successful in executing its acquisition strategy. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Operating Results - "Ability to Identify, Acquire and Integrate Acquisition Targets")

Integrated Solid Waste Management Operations

         The Company believes that it can successfully create integrated solid waste management operations by acquiring or developing disposal capacity and subsequently integrating them with strategically located collection operations and transfer stations. The Company's strategy, if successful would ensure a steady and growing long-term waste stream to its landfills. The Company's current integrated solid waste management operations are as follows:

         Moretown, Vermont. The Company established its first integrated solid waste management operations in the geographical area surrounding its landfill in Moretown, Vermont. In addition to the landfill in Moretown, Vermont, the Company currently owns and/or operates three transfer stations and collection operations serving over 4,400 commercial and residential customers in the Burlington, St. Albans, St. Johnsbury and Barre-Montpelier, Vermont areas. The first cell ("Cell 1") at the Company's landfill is currently operating at approximately 300-350 tons per day ("TPD") with remaining estimated permitted capacity as of December 31, 1997 of approximately 215,000 cubic yards. A permit application was filed with the Vermont Agency of Natural Resources for the development of a second cell ("Cell 2") on April 3, 1997. On March 11, 1998, WSI received its draft certification for Cell 2 from the Vermont Agency of Natural Resources. The Company expects to receive all of the permits required for Cell 2 by the end of the second quarter of 1998 although no assurances can be given that all required permits will be issued in accordance with the Company's expected schedule. When all of the permits are granted, the Company will begin construction on Cell 2 which will increase the permitted landfill capacity by an estimated 1.3 million cubic yards. For the year ended December 31, 1997, approximately 24% of the waste received at its Moretown, Vermont landfill was collected by the Company's hauling operations or received at the Company's transfer stations.
Also, 100% of the waste collected by the Company was disposed of at its Moretown, Vermont landfill.

         Hopewell, Pennsylvania. In November 1997, WSI signed a definitive agreement to acquire the 700-acre, 3 million cubic yard permitted municipal solid waste landfill in Hopewell, Pennsylvania. The purchase price of approximately $6.0 million will be paid primarily by the assumption of debt on the facility. The existing landfill consists of five permitted cells, one of which is currently operating. The Hopewell project represents a new market for the Company, in which it intends to build a network of adjoining collection operations and transfer stations within the central Pennsylvania region. The Company has also identified additional room for expansion at the landfill. This transaction is expected to close by the end of May, 1998.

         On March 23, 1998, the Company signed a definitive agreement to acquire Horvath Sanitation, Inc., d/b/a Eagle Waste ("Eagle"), which is based in Altoona, Pennsylvania. Eagle has approximately $8 million in annual revenue and collects approximately 200 tons per day of solid waste. Eagle's operations will be integrated with the Hopewell, Pennsylvania landfill as discussed above.
The Company has also identified additional tuck-in opportunities for acquisition of collection companies and transfer stations in the area, which would help ensure WSI a stable, long-term waste stream to the landfill.

         South Hadley, Massachusetts. WSI and the Town of South Hadley, Massachusetts have entered into a contract as of August 22, 1995, whereby the Company will operate and remodel (see "Landfill Remodeling" below) the town's 30-acre municipal solid waste landfill. The Town of South Hadley will retain full ownership of the landfill while the Company operates and remodels the facility. In March 1997,the Company received a landfill disruption permit from the MDEP which enabled WSI to begin engineering work and feasibility studies at the South Hadley landfill. On March 16, 1998 the Company filed its draft environmental impact report with the MDEP and anticipates receiving all of its operating and construction permits during the second or third quarter of 1998, which would allow WSI to begin accepting solid waste at the first 6-acre lined cell during the first or second quarter of 1999. The South Hadley landfill project is currently expected to have approximately 2 million cubic yards of new capacity for future disposal.

Landfill Remodeling

         Municipal waste at landfills typically contains a large amount of low density, bulky material. The Company believes that by processing and recycling a percentage of this material, it is possible to recapture approximately 40-80% of the landfill's original permitted disposal capacity. The remodeling process begins with the excavation of the landfill and processing of existing solid waste. The landfill is then lined in accordance with current environmental standards, and the remaining processed solid waste is returned to the new lined landfill. At this point, the site is considered operational and is ready to receive additional solid waste from outside sources.

         The benefits of landfill remodeling are: (a) the entire landfill can be brought into compliance with current applicable environmental regulations; (b) the useful life of the landfill can be extended as a result of the volume reduction of the existing waste creating substantial new waste capacity; and (c) the high cost of closing down a landfill in compliance with current environmental regulations can be deferred and the future closure costs can be financed through the utilization of the new waste capacity.

Medical Waste Technology

         WSI currently maintains ownership of an infectious medical waste disposal technology, known as the continuous flow auger ("CFA") process, which is the subject of a U.S. patent and a pending European Community patent application. This process is fully developed and requires no further capital funding. The Company's activities in this area have been limited to licensing of the technology and related engineering consulting services to licensees. A previous world-wide licensing arrangement with BioMedical Waste Systems, Inc. ("BioMed") was terminated as to most jurisdictions as a result of BioMed's failure to make contractual minimum payments. In February 1996, WSI entered into an exclusive licensing arrangement for the United Kingdom and Ireland with ScotSafe Limited ("ScotSafe"), which was expanded to cover all of Europe in November 1996. This arrangement was terminated in late 1997 as a result of ScotSafe's failure to pay royalties due. Subsequent to the termination, ScotSafe was placed into receivership and its assets were purchased by Eurocare
Environmental Services, Ltd. ("Eurocare") in December 1997. Eurocare is currently operating the three facilities the Company constructed for ScotSafe without a licensing agreement. The Company petitioned Scottish Courts for an interim interdict, which would have required Eurocare to cease operations until proper licensing of the CFA process was obtained from WSI. The Company's petition to the Court was denied since the Company currently does not hold a European patent on the CFA process. However, since the Company does have a European patent application pending, the Scottish courts have required that Eurocare track all waste processed at the plants and to remove some of the recommended modifications to the standard CFA process which were recommended by WSI while under agreement with ScotSafe. Although no assurances can be given, the Company expects to be granted its European patents during 1998, at which time, the Company will act vigorously to protect its rights to the CFA technology against Eurocare and seek substantial damages. Otherwise, the Company has no licenses or other revenue-paying arrangements with respect to the CFA technology, and is reassessing its business plans in this respect.

Competition

         The solid waste management industry is highly competitive and very fragmented and requires substantial labor and capital resources. Competition exists for collection, recycling, transfer and disposal services. The markets in which the Company competes or is likely to compete in are usually served by one or more of the large national, regional or local solid waste companies who may have greater financial, marketing or technical resources than WSI and may be able to achieve greater economies of scale than the Company.

         The Company also competes with counties, municipalities and operators of alternative disposal facilities that operate their own waste collection and disposal facilities. The availability of user fees, charges or tax revenues and the availability of tax-exempt financing may provide a competitive advantage to the public sector. Additionally, alternative disposal facilities such as recycling and incineration may reduce the demand for the disposal of solid waste in landfills.

         The Company competes for waste collection and disposal business on the basis of quality of operation, price and geographical location. From time to time, competitors may reduce the price of their services in an effort to expand or maintain market share or to win competitively bid contracts.

         Competition also exists within the industry for acquisition targets where the Company will usually compete with publicly owned national or regional solid waste management companies.

Government Regulation

         The Company and its customers are subject to extensive and evolving environmental laws and regulations that have been enacted in response to technological advances and increased concern over environmental issues. These regulations are administered by the U.S. EPA and various other federal, state and local environmental, transportation and health and safety agencies. The Company believes that such laws and regulations have the effect of enhancing the potential market in which the Company operates by allowing the Company to offer economical solutions for regulatory problems to its customers and acquisition candidates. On the other hand, such laws and regulations represent a potential constraint on the Company's operation of projects for its customers or for its own account.

         In order to develop and operate a landfill project, the Company must go through several governmental review processes and obtain one or more permits and often zoning or other land use approvals. These permits and zoning or land use approvals are difficult and time consuming to obtain and may be opposed by various local authorities and ad hoc citizens' groups. Once obtained, operating permits generally must be periodically renewed and are subject to modification and revocation by the issuing agency.

         The Company's landfill operations subject it to certain operational, monitoring, site maintenance, closure and post-closure, and financial assurance obligations which change from time to time and which could give rise to increased capital expenditures and operating costs. In connection with the Company's preliminary development of landfill projects, the Company will expend considerable time, effort and resources in complying with the governmental review and permitting process necessary to develop or increase the capacity of these landfills. Governmental authorities have the power to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in the case of violations. Failure to correct the problems to the satisfaction of the authorities could lead to curtailed operations or even closure of a landfill.

         The principal federal, state, and local statutes and regulations applicable to the Company's operations are as follows:

         The Resource Conservation and Recovery Act of 1976. RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and non-hazardous. Wastes are generally classified as hazardous wastes if they (i) either (a) are specifically included on a list of hazardous wastes or (b) exhibit certain hazardous characteristics and (ii) are not specifically designated as non-hazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as non-hazardous, and businesses that deal with hazardous waste are subject to regulatory obligations in addition to those imposed on handlers of non-hazardous waste.

         Among the wastes that are specifically designated as non-hazardous waste are household waste and "special" waste, including items such as petroleum contaminated soils, asbestos, foundry sand, shredder fluff and most non-hazardous industrial waste products.

         The EPA regulations issued under Subtitle C of RCRA impose a comprehensive "cradle to grave" system for tracking the generation, transportation, treatment, storage and disposal of hazardous wastes. The Subtitle C Regulations impose obligations on generators, transporters and disposers of hazardous waste, and require permits that are costly to obtain and maintain for sites where such material is treated, stored or disposed. Subtitle C requirements include detailed operating, inspection, training and emergency preparedness and response standards, as well as requirements for manifesting, record keeping and reporting, corrective action, facility closure, post-closure and financial responsibility. Most states have promulgated regulations modeled on some or all of the Subtitle C provisions issued by the EPA. Some state regulations impose different, additional obligations.

         The Company is not involved with transportation or disposal of hazardous substances (as defined in CERCLA) in concentrations or volumes that would classify those materials as hazardous wastes.

         In October 1991, the U.S. EPA adopted new regulations pursuant to Subtitle D of RCRA (the "Subtitle D Regulations"). These new regulations became generally effective in October 1993 (except for certain MSW landfills accepting less than 100 TPD, as to which the effective date was April 9, 1994, and new financial assurance requirements, which became effective April 9, 1997) and include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. In addition, these regulations require that new landfills meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) designed to keep leachate out of groundwater and have extensive collection systems to control leachate for treatment prior to disposal. Groundwater wells must also be installed at virtually all landfills to monitor groundwater quality. The regulations also require, where threshold test levels are present, that methane gas generated at landfills be controlled in a manner that protects human health and the environment. Each state is required to revise its landfill regulations to meet these requirements or such requirements, will be automatically imposed upon it by the U.S. EPA. Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills within the state comply with the Subtitle D criteria. Many states have already adopted regulations or programs as stringent as or more stringent than the Subtitle D Regulations, which were first proposed in August 1988.

         The Federal Water Pollution Control Act of 1972 (the "Clean Water Act"). The Clean Water Act establishes rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites, into waters of the United States. If runoff or collected leachate from the Company's landfills and transfer stations are discharged into streams, rivers or other surface waters of the United States, the Clean Water Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the new federal storm water regulations, which are designed to prevent possibly contaminated storm water from flowing into surface waters. The Company is working with the appropriate regulatory agencies to ensure that its facilities are in compliance with Clean Water Act requirements, particularly as they apply to treatment and discharge of leachate and storm water. The Company has secured or has applied for the required discharge permits under the Clean Water Act or comparable state-delegated programs. To ensure compliance with the Clean Water Act pretreatment and discharge requirements, the Company has either installed wastewater treatment systems at its facilities to treat its effluent to acceptable levels before discharge or has arranged to discharge its effluent to municipal wastewater treatment facilities. The Company believes that its facilities are in compliance in all material respects with Clean Water Act requirements.

         The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("Superfund" or "CERCLA"). CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities from which there has been, or is threatened, a release of any hazardous substance into the environment. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and the transporters who arranged for disposal or transportation of the hazardous
substances.   The  costs  of  CERCLA  investigation  and  cleanup  can  be  very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" but can also be founded upon the existence of even very small amounts of the numerous "hazardous substances" listed by the EPA, many of which can be found in household waste. If the Company were to be found to be a responsible party for a CERCLA cleanup, either at one of the Company's owned or operated facilities, the enforcing agency could hold the Company completely responsible for all investigative and remedial costs even if others may also be liable. CERCLA also authorized the imposition of a lien in favor of the United States upon all real property subject to or affected by a remedial action for all costs for which a party is liable. The Company's ability to obtain reimbursement from others for their allocable share of such costs would be limited by the Company's ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties. In the past, legislation has been introduced in Congress to limit the liability of municipalities and others under CERCLA as generators and transporters of municipal solid waste. Although such legislation has not been enacted, if it were to pass it would limit the Company's ability to seek full contribution from municipalities for CERCLA cleanup costs even if the hazardous substances that were released and caused the need for cleanup at one of the Company's facilities were generated by or transported to the facility by a municipality.

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

         In addition, certain states and localities may for economic or other reasons restrict the exportation of waste from their jurisdiction or require that a specified amount of waste be disposed of at facilities within their jurisdiction. In 1994, the United States Supreme Court held unconstitutional, and therefore invalid, a local ordinance that sought to impose flow controls on taking waste out of the locality. However, certain state and local jurisdictions continue to seek to enforce such restrictions and, in certain cases, the Company may elect not to challenge such restrictions based upon various considerations. In addition, the aforementioned proposed federal legislation would allow states and localities to impose certain flow control restrictions. These restrictions could result in the volume of waste going to landfills being reduced in certain areas, which may adversely affect the Company's ability to operate its landfills at their full capacity and/or affect the prices that can be charged for landfill disposal services.

         There has been an increasing trend at the federal, state and local level to mandate and encourage waste reduction at the source and waste recycling and to prohibit the disposal of certain types of solid wastes, such as yard wastes, in landfills. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect the Company's ability to operate its facilities at their full capacity.

         The Company believes that it is in compliance with federal, state and local regulations based on the Company's internal review process which has not identified any non compliance and the Company has not received any verbal or written notification from any governmental agency to the contrary.

Employees of the Registrant

         As of December 31, 1997, WSI had 35 full time employees. As a result of the acquisitions executed subsequent to year-end, the Company had 60 full time employees as of March 24, 1998 and, based on acquisitions under definitive agreements as of March 23, 1998, the Company expects the number of full time employees to grow to approximately 175 by June 30, 1998. WSI believes its future success will depend in part on its continued ability to recruit and retain highly qualified technical and managerial personnel.

         WSI's employees are not subject to any collective bargaining agreement. WSI considers its relations with its employees to be good.

Item 2.  Properties

                  The Company owns and operates landfills, transfer stations and other facilities described under Item I - Business "Integrated Solid Waste Management Operations". In addition, the Company leases its corporate headquarters, located at 420 Bedford Street, Suite 300, Lexington,
Massachusetts. WSI currently occupies approximately 11,000 square feet at the Lexington location under the terms of a lease expiring in March 2003, with annual rent of approximately $200,000.

Item 3.  Legal Proceedings

         Richard Rosen. In July 1996, the Company commenced arbitration proceedings against Richard Rosen ("Rosen"), former Chairman, Chief Executive Officer and President of the Company, seeking to recover amounts, excluding interest and litigation costs, which the Company believes it was owed by Rosen. This action was undertaken at the direction of the Board of Directors following its receipt of a report by a special committee of the Board appointed to investigate Rosen's financial dealings with the Company, in consultation with independent counsel retained in connection with its investigation. Rosen resigned from all offices with the Company on March 27, 1996. Amounts which the Company sought to recover included unreimbursed advances and amounts which the Company believed constituted improper expense reimbursements and payments of Company funds for personal benefit.

         An arbitration hearing was completed on October 25, 1996. On January 2, 1997, the arbitrator issued the Award of Arbitrator, directing Rosen to pay $780,160, excluding interest and litigation costs, for breaches by Rosen of his employment agreement with the Company "in failing to discharge in good faith the duties of his positions and failing to act under the direction of the Board of Directors' of the Company. On February 25, 1997 the Middlesex Superior Court in Cambridge, Massachusetts confirmed the arbitration award and entered judgment against Rosen, which is now non-appealable, in an amount of approximately $833,000. The Company is currently pursuing discovery against Rosen through this forum to identify assets that Rosen may have available to satisfy the outstanding judgment. In August of 1996, the Company secured a preliminary injunction in Middlesex Superior Court with respect to any future sales of the Company's stock by Rosen. The Company has filed a Motion in such action asking the Court to issue a broader form of permanent injunction in the case. On September 8, 1997 the Company commenced a supplementary process action in Cambridge District Court to collect on such judgment, including seeking foreclosure on all shares of the Company's stock owned by Rosen. On March 5, 1998 the judge granted the Company's motion and the Company is in the process of obtaining all the shares held by Rosen. No assurance can be given that the Company will be able to collect the entire balance of any amounts awarded in arbitration including interest and litigation costs. The Company is carrying on its December 31, 1997 balance sheet an amount of $300,000 in unreimbursed advances due from Rosen, but the Company's other claims and additional advances have not been reflected on the balance sheet at this time. The Company expects to have received in the aggregate a minimum of approximately $300,000 from Rosen in cash or stock by March 31, 1998.

         On March 27, 1997, Rosen commenced an action against the Company in Middlesex County (Massachusetts) Superior Court, seeking an award of damages resulting from the Company's alleged breach of a Memorandum of Understanding entered into between the Company and Rosen in connection with the termination of Rosen's employment with the Company, in which Rosen had been granted an option to purchase certain assets of the Company not related to its core business. The Company believes this claim to be frivolous and is vigorously defending this action.

         Marguerite Piret. In October 1997 in the Middlesex Superior Court, the Company commenced an action against Marguerite A. Piret, a former director of the Company and the wife of Rosen, seeking damages against Ms. Piret for breaches of her fiduciary duty as a former director of the Company. The case is in the discovery stage and no trial date has been set. If the Company is successful in its claims, the Company may recover direct and consequential damages from Ms. Piret.

Item 4.  Submission of Matters to a Vote of Security Holders

           The Company held a special meeting in lieu of its annual meeting of stockholders on October 24, 1997 (the "1997 Annual Meeting"). The record date for the meeting was September 10, 1997. As of such record date, the total number of shares of Common Stock eligible to vote at the 1997 Annual Meeting was 18,195,904, representing a like number of votes, and the total number of shares of Series A Preferred Stock eligible to vote at the 1997 Annual Meeting was 95,880, representing a number of votes equivalent to 34,090,638 shares of Common Stock, for an aggregate of 52,256,542 votes eligible to be cast on each proposal.

           Proposal 1: Election of Directors: The Board of Directors nominated seven individuals to serve as Directors of the Company, including four who are required to be elected by class vote of the Preferred Stock. The stockholders voted to elect Jay Matulich, Robert Rivkin and Philip Strauss to serve as directors of the Company. There were 38,629,202 votes cast for, 35,125 votes against and 213,660 abstaining from the election of Jay Matulich. There were 38,627,944 votes cast for, 36,383 votes cast against and 213,660 abstaining from the election of Robert Rivkin. There were 38,625,802 votes cast for, 38,525 votes cast against and 213,660 abstaining from the election of Philip Strauss. David J. Breazzano, Charles Johnston, Judy K. Mencher and William B. Philipbar were elected by class vote of the Preferred Stock to serve as Directors of the Company.

           Proposal 2: Approval of Corporate Re-organization: A vote was also held to change the Company's state of incorporation to Delaware from Nevada through a merger of the Company into a wholly-owned subsidiary, and all effects thereof, including (a) the conversion of the outstanding Company securities of the surviving corporation, (b) certain amendments to the Corporation' s Articles of Incorporation and By-laws (c) an increase in the Company's authorized common stock, $.01 par value per share (the "Common Stock"), from 20,000,000 shares to 30,000,000, and (d) the change in the Company's name from "BioSafe International, Inc." to "Waste Systems International, Inc.". There were 31,237,007 votes cast for, 195,855 votes cast against, 215,510 votes eligible abstaining and 7,229,615 votes eligible not voted.

           Proposal 3: Approval of Amendments to Company's 1995 Stock Option and Incentive Plan, as amended: A vote was also held to approve an amendment to the Company's 1995 Stock Option and Incentive Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder from 300,000 shares to 1,700,000. There were 37,574,419 votes cast for, 441,633 votes cast against, 634,918 votes eligible abstaining and 227,017 votes eligible not voted.

           Proposal 4: Approval of Amendments to Company's 1995 Stock Option Plan for Non-Employee Directors, as amended: A vote was also held to approve an amendment to the Company's 1995 Stock Option Plan for Non-Employee Directors to provide for the grant to each newly-elected non-employee director of an option to purchase 4,000 shares of the Company's Common Stock upon such election. There were 37,691,958 votes cast for, 348,209 votes cast against, 696,608 votes eligible abstaining and 141,212 votes eligible not voted.

           Proposal 5:  Ratification  of KPMG Peat  Marwick  LLP as  Independent
Auditors: The stockholders also voted to ratify the Directors: selection of KPMG Peat Marwick, LLP as the Company's independent auditors for the fiscal year ended December 31, 1997. There were 38,666,557 votes cast for, 26,100 votes cast against, 99,525 votes eligible abstaining and 85,805 votes eligible not voted.

             The Company held a special meeting of stockholders on February 13, 1998. The record date for the meeting was December 30, 1997. As of such record date, the total number of shares of Common Stock eligible to vote at such special meeting of stockholders was 19,467,074, representing a like number of votes, and the total number of shares Series A Preferred Stock eligible to vote at such special meeting of stockholders was 92,580, representing a number of votes equivalent to 32,917,306 shares of Common Stock, for an aggregate of 52,384,380 votes eligible to be cast on each proposal.

         Proposal 1: Approval of 1-for-5 Reverse Stock Split: The stockholders of the Company approved a one-for-five reverse stock split. There were 40,166,667 votes cast for, 353,274 votes cast against, 61,005 votes eligible abstaining and 11,803,434 votes eligible not voted. No fractional shares will be issued in connection with the reverse stock split, and stockholders will receive cash in payment for any fractional shares otherwise issuable

                                         PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock is currently quoted on the NASDAQ Small-Cap Market under the symbol "WSII". The following table sets forth the high and low bid information of the common stock for the periods indicated and restated to reflect a one-for five reverse stock split effective February 13, 1998.


             1997                                  High                 Low
First quarter ended March 31, 1997                $2.80                 $1.55
Second quarter ended June 30, 1997                 2.35                  1.25
Third quarter ended September 30, 1997             3.15                  1.40
Fourth quarter ended December 31, 1997             5.00                  2.80

             1996

First quarter ended March 31, 1996               $15.60                $13.10
Second quarter ended June 30, 1996                11.25                 15.90
Third quarter ended September 30, 1996             7.50                  6.55
Fourth quarter ended December 31, 1996             3.75                  2.80

         On March 24, 1998, the reported last sale price of the common stock on the NASDAQ Small-Cap Market was $6.00per share, and there were 357 holders of record of common stock.

         The Company has never paid dividends on its Common Stock and has no present intention to pay dividends. The Company's intention is to retain future anticipated earnings to finance the expansion of its business.

         The Company has outstanding $9,257,807 of principal amount Series A Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"), which was issued in a private placement on June 26, 1997, bears an 8.0% annual cumulative dividend, and is convertible into common stock at a conversion price of $1.40625 per share of common stock, which conversion price may be reset to a lower conversion price upon the occurrence of certain events. The dividend is payable in cash or in additional shares of preferred stock at the Company's option and is subject to increase to a 14% annual rate on/or after June 26, 2000. The Series A Preferred Stock is also redeemable (a) at the Company's option for Common Stock, if the Company's average closing Common Stock price for any 20 consecutive trading days occurring after June 26, 1998 equals or exceeds $2.8125 and (b) at the Company's option for cash equal to the redemption price as set forth in the Certificate of Designation of the Series A Preferred Stock, if any Series A Preferred Stock is outstanding on June 26, 2002, in each case subject to certain trading requirements. Cumulative dividends on the Series A Preferred Stock as of December 31, 1997, which have not been declared or paid, are approximately $395,000. The purchasers of the Series A Preferred Stock were granted registration rights covering the underlying Common Stock into which such preferred stock is convertible, and a registration statement for the resale of such common stock has been filed with the Commission but is not yet effective.

         The Company also has outstanding $4,048,750 of principal amount Series B Convertible Preferred Stock, par value $0.001 per share ("Series B Preferred Stock"), which was issued on December 31, 1997 in a private placement in exchange for outstanding convertible notes of the Company, bears a 6.0% annual cumulative dividend, and is convertible into common stock at a conversion price of $6.25 per share of common stock. The dividend is payable in cash or in additional shares of Series B Preferred Stock at the Company's option. The Series B Preferred Stock is also redeemable (a) at the Company's option for Common Stock, if the Company's average closing Common Stock price for 20 consecutive trading days equals or exceeds $6.25 and (b) at the Company's option for cash equal to the redemption price as set forth in the Certificate of Designation of the Series B Preferred Stock, if any Series B Preferred Stock is outstanding on October 6, 2000. Cumulative dividends on the Series B Preferred Stock as of December 31, 1997, which have not been declared or paid, are approximately $1,000. The purchasers of the Series B Preferred Stock were granted registration rights covering the underlying Common Stock into which such preferred stock is convertible.

===========================================================
Item 6. Selected Consolidated Financial and Operating Data
===========================================================

               Waste Systems International, Inc. and Subsidiaries
                             Selected Financial Data
     (in thousands except for outstanding shares and earnings per share data)


                                                            Fiscal Year Ended
                                              Dec. 31,      Dec. 31,    Dec. 31,       Dec. 31,    Dec. 31,
                                                1997          1996          1995         1994        1993
Statement of Operations Data:
    Revenues                                  $3,458         $1,496       $1,344           $0          $0
                                              -------        -------      ------         ------      -------

    Cost of operations:
      Operating expenses                       1,719            921          766
                                                                                            -           -
      Depreciation and amortization              692            370           72
                                                                                            -           -
      Write-off of landfill
        development costs                      1,495          6,652           -             -           -
                                              -------        -------      ------         ------     -------

         Total cost of operations              3,906          7,943          838            -           -
                                              -------        -------      ------         ------     -------

            Gross profit (loss)                 (448)        (6,447)         506            -           -

    Selling, general and
     administrative expenses                   2,138          2,443        3,286          1,485         936

    Amortization of prepaid
     consulting fees                             -              834          501            -           -

   Restructuring                                 596          1,741           -             -           -
                                              -------        -------      ------         ------     --------
            Loss from operations              (3,182)       (11,465)     (3,281)         (1,485)       (936)
                                              -------        -------      ------         ------     -------
    Other income (expense):
         Royalty and other income
         (expense), net                         (521)           923          865          1,850       1,300

         Interest income                         172            178          289             14          27
         Interest expense and
              financing costs                 (1,355)        (1,182)       (471)           (166)       (125)

         Equity in loss of affiliate              -             (96)          -              -           -

         Gain on sale of assets                   -              -            -             223          -

         Write-off of accounts and
           notes receivable                     (568)            -       (2,975)             -           -
         Loss on investment in
           marketable securities                   -             -          (91)            (9)          -
         Write-off of assets                       -            (22)           -             -           -

            Total other income                -------        -------      ------         ------     -------
                 (expense)                    (2,272)          (199)     (2,383)          1,912       1,202
                                              -------        -------      ------         ------     -------

            Income (loss) before income
              taxes, minority
              interest, discontinued
              operations and
              extraordinary item              (5,454)       (11,664)     (5,664)           427         266

    Federal and state income tax
       expense (benefit)                           6           (23)        (110)           185         103
                                              -------        -------      ------         ------     -------

            Income (loss) before
              minority interest
              discontinued
              operations and
              extraordinary item              (5,460)       (11,641)     (5,554)           242         163

    Minority interest                              5           (12)           13
                                              -------        -------      ------         ------     -------
              continuing operations           (5,455)       (11,629)     (5,567)           242         163


    Discontinued operations                       -          (2,261)     (2,303)
                                              -------        -------      ------         ------     -------
              extraordinary item              (5,455)       (13,890)     (7,870)           242         163


    Extraordinary item - loss on
      extinguishment of debt                    (134)             -           -             -           -


            Net income (loss)                 (5,589)       (13,890)     (7,870)           242         163

    Preferred stock dividend                                                  10           108
                                                   -              -                                    -
            Net income (loss)
               available for                  -------        -------      ------          ------      ------
               common shareholders           ($5,589)      ($13,890)    ($7,880)          $134        $163
                                              =======        =======     =======          ======      ======
    Earnings (loss) per share:
            Income (loss) from                ($1.51)        ($4.10)     ($2.88)          $0.15       $0.22
              continuing operations
              Discontinued operations           0.00          (0.80)      (1.19)           0.00        0.00
              Extraordinary item               (0.04)          0.00        0.00            0.00        0.00
                                              -------        -------      ------          ------      ------
              Earnings (loss) per share       ($1.55)        ($4.90)     ($4.08)          $0.15       $0.22
                                              =======        =======      ======          ======      ======
    Weighted average number of shares
    used in computation of earnings
    (loss) per share                        3,612,623      2,834,841   1,932,809         899,727     729,181


Item 6. Selected Consolidated Financial and Operating Data -
(Continued)

               Waste Systems International, Inc. and Subsidiaries
                             Selected Financial Data
      (in thousands except for outstanding shares and earnings per share data)


                                                                 Fiscal Year Ended
                                           Dec. 31,      Dec. 31,      Dec. 31,     Dec. 31,    Dec. 31,
                                             1997          1996          1995         1994        1993

    EBIDTA  (1)                                ($190)      ($1,516)    ($2,592)     ($1,476)      ($903)
    Capital expenditures                        $998        $6,599      $9,749         $807        $138
    Cash flow from operating activities      ($4,581)      ($3,912)    ($3,083)       ($209)      ($567)
    Cash flow from investing activities         $706       ($7,641)   ($10,267)     ($1,588)      ($138)
    Cash flow from financing activities       $6,575        $6,581     $18,416       $1,965        $639

Balance Sheet Data (at period end):
    Cash and cash equivalents                 $2,964          $265      $5,237         $171          $3
    Working capital                            1,532        (4,508)      2,393          659         (88)
    Total assets                              18,560        16,858      23,508        4,369       1,289
    Long-term debt, less current               7,201         9,450      12,266        1,263         505
    maturities
    Total stockholder's equity                 5,972        (1,849)      3,292          597        (403)
    (deficit)


(1) EBITDA is defined as operating income from continuing operations excluding one-time charges for write-off of landfill development costs and restructuring charges, plus depreciation and amortization, which includes depreciation and amortization included in selling, general and administrative expenses. EBITDA does not represent, and should not be considered as an alternative to net income or cash flows from operating activities, each as determined in accordance with generally accepted accounting principles ("GAAP"). Moreover, EBITDA does not necessarily indicate whether cash flow will be sufficient for such items as working capital or capital expenditures, or to react to changes in the Company's industry or to the economy in general. The Company believes that EBITDA is a measure commonly used by lenders and certain investors to evaluate a company's performance in the solid waste industry. The Company also believes that EBITDA data may help to understand the Company's performance because such data may reflect the Company's ability to generate cash flows, which is an indicator of its ability to satisfy its debt service, capital expenditures and working capital requirements. Because EBITDA is not calculated by all companies and analysts in the same fashion, the EBITDA measures presented by the Company may not be comparable to the similarly-titled measures reported by other companies. Therefore, in evaluating EBITDA data, investors should consider, among other factors: the non-GAAP nature of EBITDA; actual cash flows; the actual availability of funds for debt service, capital expenditures and working capital; and the comparability of the Company's EBITDA data to similarly-titled measures reported by other companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements:

This Annual Report on Form 10-K contains forward-looking statements concerning among other things, the Company's expected future revenues, operations and expenditures and estimates of the potential markets for the Company's services. Such statements made by the Company fall within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these projections due to a number of factors as discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Future Operating Results" of this Form 10-K.

Introduction

         Waste Systems International, Inc. (referred to herein as the "Company" or "WSI") is a regional integrated non-hazardous solid waste management company that provides solid waste collection, recycling, transfer and disposal services to commercial and residential customers.

         The Company currently owns and operates a solid waste landfill in Moretown, Vermont, three transfer stations and collection operations which currently operate as an integrated solid waste operation, serving over 4,400 commercial and residential customers in the Burlington, St. Albans, St. Johnsbury and Barre-Montpelier, Vermont areas.

         The Company currently has two additional landfill projects at different stages of development. In November 1997, WSI signed a definitive agreement to acquire a 700-acre, 3 million cubic yard permitted municipal solid waste landfill in Hopewell, Pennsylvania. This transaction is expected to close by the end of May, 1998. Additionally, the Company entered into a contract to operate and remodel an existing 30-acre municipal landfill in South Hadley, Massachusetts. On March 16, 1998 the Company filed its draft environmental impact report with the MDEP and anticipates receiving all of its required MDEP permits during the first or second quarter of 1998, which would allow WSI to begin accepting solid waste at the first 6-acre lined cell during the second or third quarter of 1999. The South Hadley landfill project is currently expected to have approximately 2 million cubic yards of new capacity for future disposal.

         On March 23, 1998, the Company signed a definitive agreement to acquire Horvath Sanitation, Inc., D/B/A Eagle Waste ("Eagle"), which is based in Altoona, Pennsylvania. This transaction is also expected to close by the end of May 1998. Eagle has approximately $8 million in annual revenue and collects approximately 200 tons per day of solid waste. Eagle's operations will be integrated with the Hopewell, Pennsylvania landfill acquisition discussed above. Ultimately, WSI intends to create integrated solid waste management operations in the geographical areas surrounding each of its landfills.

         WSI's objective is to expand the current geographic scope of its operations and to become one of the leading providers of non-hazardous solid waste management services in each market that it serves. The Company's primary growth strategy is to acquire landfills in or near urban metropolitan areas, and to secure dedicated waste streams for such landfills by acquisition or development of collection operations and transfer stations. The internalization of waste streams is a major component of the Company's strategy. The Company believes that significant opportunities exist to expand its operations in each of its current and targeted markets.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Results of Operations

         Revenues. Revenues for the year ended December 31, 1997 increased $1,962,000 to $3,458,000 from $1,496,000 in 1996. The increase of 131% was due primarily to increased waste volume accepted at the Company's Moretown, Vermont landfill, in its first full year of operation, the acquisition on October 6, 1997 of the CSWD transfer station located in Burlington, VT and the internal growth of the Company's collection operations. All 1997 revenues were generated from the Company's Vermont operation as compared to 1996, where approximately $1,157,000 or 77% was generated from the Company's operations at the Fairhaven landfill. See Note 6 to the Consolidated Financial Statements presented in Item 8.

         Operating expenses. Operating expenses for 1997 were approximately $1,718,000 as compared to $921,000 for 1996. The increase of $797,000 was primarily due to the growth of the Company's Vermont operations. During 1997, the Company's Vermont operations expanded as a result of the Company's purchase of a collection company and the CSWD transfer station. (See Item 1 Business - "Integrated Solid Waste Management Operations")

         Depreciation and amortization. Depreciation and amortization expense was $692,000 and $370,000 for the years-ended 1997 and 1996, respectively. The increase of 87% was due primarily to the growth in the operation at the Company' Vermont landfill which resulted in increased amortization of capitalized landfill costs and to a substantial increase in capital equipment used in the Company's other Vermont operations.

         Write- off of landfill development projects. Write-off of landfill development costs were $1,495,000 and $6,652,000 for the years-ended 1997 and 1996, respectively. The write-off of landfill development costs are related to the Fairhaven landfill project. See Note 6 to the Consolidated Financial Statements presented in Item 8. On February 24, 1998, the Company entered into a termination agreement with the Town of Fairhaven that required the Company to perform a certain amount of construction and closure work at the landfill. The estimated costs to terminate this project have been reserved for by the Company as of December 31, 1997 and are included in accrued expenses on the December 31, 1997 balance sheet. See Notes 6 and 8 to the Consolidated Financial Statements presented in Item 8. .

         Gross margins, excluding the write-off of landfill development costs and restructuring charges for 1997 and 1996 were 30.3% and 13.7%, respectively. The increase was primarily due to increased efficiencies at the Company's Vermont operations as discussed above.

         Selling, general and administrative expenses. Selling, general and administrative expenses for 1997 were approximately $2,138,000, a decrease of 12.5% from 1996. The decrease was due to the restructuring undertaken in March of 1996 and to the cessation of operations at the Fairhaven landfill. The decrease was partially offset by increases in selling, general and administrative expenses at the Company's Vermont operations and general corporate expenses due the building of an infrastructure necessary to support increases in acquisition, operating and administrative activities.

         Restructuring. Restructuring charges for 1997 and 1996 were $596,000 and $1,742,000, respectively, which consisted of costs incurred for employee severance, non-cancelable lease commitments, professional fees and litigation costs. The restructuring has resulted in annual savings of approximately $4 million. See Note 4 to the Consolidated Financial Statements presented in Item 8.

         Royalty and other income (expense). Royalty and other income (expense) decreased approximately $1,444,000 in 1997 to ($521,000) from $923,000 in 1996.
The decrease in 1997 was due to the termination of the Company's licensing agreement with ScotSafe. See Note 3 to the Consolidated Financial Statements presented in Item 8.

         Interest expense. Interest expense for 1997 was approximately $1,355,000 (net of capitalized interest of $24,000) as compared to approximately $1,182,000 (net of capitalized interest of $42,000) for 1996. The increase resulted primarily from additional indebtedness incurred in connection with acquisitions and capital expenditures at the Company's Vermont operations.

         Write-off of accounts and notes receivable. During the fourth quarter of 1997, the Company wrote-off an uncollectible receivable due from ScotSafe of approximately $570,000. See Note 3 to the Consolidated Financial Statements presented in Item 8.


Financial Position

         WSI had approximately $3.0 million in cash as of December 31, 1997. This represented an increase of approximately $2.7 million from December 31, 1996. Working capital as of December 31, 1997, was approximately $1,532,000, an increase of approximately $6.0 million over December 31, 1996. This increase was primarily due to the proceeds from the January 1997 Regulation "D" private placement of common stock, the proceeds from the March 1997 Howard Bank term loan, the increased level of operations at the Company's Vermont operations, and the proceeds from the June 1997 Regulation "D" private placement of preferred stock. See Notes 6, 7, 12 and 13 to the Consolidated Financial Statements presented in Item 8.

         At December 31, 1997, the Company had approximately $945,000 in net trade accounts receivable related to waste collection and disposal services as compared to approximately $331,000 at December 31, 1996. The increase is primarily due to increased levels of operation at the Company's Vermont operation. Approximately 94% or $888,000 of such receivables is considered current or within 90 days due. The Company has estimated an allowance for doubtful accounts of approximately $46,000, which is considered sufficient to cover estimated future bad debts.

         During the year ended December 31, 1997, the Company devoted substantial resources to various project development and related activities. Additions to property and equipment of $3,283,359were made during the year ended December 31, 1997, which primarily consisted of property and equipment for the Company's Vermont operations.


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Results of Operations

         Revenues. Revenues for the year ended December 31, 1996 and 1995 were approximately $1,496,000 and $1,344,000. Revenues for 1996 were derived from operations at the Fairhaven landfill, and from the Moretown landfill which commenced operations on October 6, 1996. Revenues for 1995 were entirely from operations at the Fairhaven landfill.

         Operating Expenses. Operating expenses for 1996 were $921,000 as compared to $766,000 in 1995. The increase of $155,000 primarily consisted of operating costs associated with the Moretown, Vermont landfill which commenced operations on October 6, 1996.

         Depreciation and amortization. Depreciation and amortization expense was $370,000 and $72,000 for 1997 and 1996, respectively. The increase of $299,000 is primarily due to the additional property and equipment acquired for use at the Fairhaven and Vermont landfill.

         Write-off of landfill costs. In 1996, the Company wrote-off its capital investment in the Fairhaven landfill project of approximately $6.7 million due to the uncertain economic viability of the project. See Notes 6 and 8 to the Consolidated Financial Statements presented in Item 8.

         Selling, general and administrative. Selling, general and administrative expenses consist of project development activities, marketing and sales costs, salaries and benefits, and legal, accounting and other professional fees, and other administrative costs. These costs totaled $2,443,000 for the year ended December 31, 1996, as compared to $3,287,000 for the year ended December 31, 1995. This represented a decrease of $844,000, which was primarily the result of the restructuring undertaken on March 27, 1996. See Note 4 to the Consolidated Financial Statements included in Item 8.

         Amortization of prepaid consulting fees On March 29, 1995, the Company entered into a two-year agreement with Liviakis Financial Communications, Inc. ("Liviakis"), whereby Liviakis would provide ongoing assistance and consultation to the Company on matters concerning mergers and acquisitions, corporate finance, investor relations and financial public relations. As compensation for services to be rendered by Liviakis, the Company issued 890,000 unregistered, restricted shares of Common Stock. As a result, on March 29, 1995, the Company recorded a prepaid asset of $1,335,000. The Company was amortizing this expense over the two years of the Agreement, at a rate of $167,000 per quarter, or a total of $501,000 for the year ended December 31, 1996. On December 18, 1996 the Company terminated its consulting agreement with Liviakis. As a result, the Company expensed the remaining prepaid consulting fees in the amount of $333,750.

         Restructuring. On March 27, 1996, the Company announced its intention to take meaningful action to conserve cash and working capital, including the restructuring of the Company's operations to focus its resources and activities on developing an integrated solid waste management operation. See Note 4 to the Consolidated Financial Statements presented in Item 8. As a result , the Company recorded restructuring charges of $1,742,000, which included accruals for employee severance, non-cancelable lease commitments, professional fees and litigation costs.

         Royalty and other income (expense), net. Through the first quarter of 1995, substantially all of WSI's revenue had been attributable to the sale and licensing of WSI's medical waste treatment technologies to BioMedical Waste Systems, Inc. ("BioMed"). On August 31, 1995, the Company terminated its agreement with BioMed in most territories as a result of BioMed's failure to make required payments to the Company as required by the licensing agreement.

         In February 1996, the Company entered into a licensing and services agreement with ScotSafe Limited ("ScotSafe"), a Glasgow, Scotland company for the exclusive rights to use the Company's continuous feed auger medical waste processing technology in the British Isles and Ireland. The Company earned royalties and consulting fees of approximately $1,000,000 during the year ended December 31, 1996 from the completion of three medical waste treatment facilities by ScotSafe during this period. See Note 3 to the Consolidated Financial Statements presented in Item 8.

         Interest expense. The increase of $710,000 in interest expense to $1,182,000 in 1996 from $472,000 in 1995 was primarily the result of the Company's November 1995 Regulation S offering of $11.2 million in subordinated convertible debt, which bears interest at 10%. See Note 7 to the Consolidated Financial Statements presented in Item 8.

Liquidity and Capital Resources

         The Company's business is capital intensive. The Company's capital requirements, which are substantial, include acquisitions, property and equipment purchases and capital expenditures for landfill cell construction, landfill development and landfill closure activities. Principally due to these factors, the Company may incur working capital deficits. The Company plans to meet its capital needs through various financing sources, including internally generated funds and debt, including bank financing, and equity securities.

         To date, WSI has financed its activities primarily through the issuance of debt and equity securities, including convertible subordinated notes.
See Notes 7, 12 and 13 to the Consolidated Financial Statements presented in
Item 8. The Company has raised, from inception through December 31, 1997, cumulative net proceeds of approximately $34.3 million through private placements of equity securities and the issuance of long-term debt. If the Company is successful in raising additional capital, WSI intends to aggressively pursue and develop an integrated solid waste management company. There can be no assurance that additional debt or equity financing will be available, or available on terms acceptable to the Company. Failure of the Company to obtain required financing in the short term could have a material adverse effect on the Company's financial condition and operation.

         Net  cash  used by  operating  activities  for  1997  and 1996 was $4.6 million and $3.9 million, respectively. The use of $4.6 million in 1997 consisted of the substantial completion of the restructuring and related liabilities, the termination of the Fairhaven landfill project and the growth of the Company's Vermont operations. See Notes 4, 6 and 8 to the Consolidated Financial Statements presented in Item 8.

         Net cash provided (used) by investing activities for 1997 and 1996 was $706,000 and ($7.7) million, respectively. The net cash provided by investing activities in 1997 of $706,000 was primarily due to the reduction in collateral requirements on the Vermont landfill closure and post-closure performance bond of approximately $1.0 million and the proceeds from the sale of the Fairhaven equipment for approximately $800,000, offset by additional capital expenditures for the Company's Vermont operations. The net cash used by investing activities in 1996 was primarily the result of the Company's investment in the Moretown, Vermont and Fairhaven, Massachusetts landfills.

         The Company's  capital  expenditures and capital needs for acquisitions
have  increased   significantly,   reflecting  the  Company's  rapid  growth  by
acquisition and development of revenue producing assets and will increase further as the Company continues to complete acquisitions. Capital expenditures for 1998 are currently expected to be approximately $6 million with respect to the businesses that the Company owned at December 31, 1997, compared to total capital expenditures of $1 million in 1997 and $6.6 million in 1996. Additionally, total capital expenditures are expected to further increase in 1998 due to acquisitions. The decrease of $5.6 million in 1997 capital expenditures from 1996 capital expenditures relating to businesses owned by the Company as of December 31,1 997 is primarily due to the completion of construction of Cell 1 at the Moretown landfill and construction costs at the Fairhaven, Massachusetts landfill.

         Net cash provided by financing activities for 1997 and 1996 was approximately $6.8 million and $6.6 million, respectively. The 1997 proceeds were primarily due to the Company's June of 1997 Regulation "D" private placement of Series A Convertible Preferred Stock which raised net proceeds of approximately $7.6 million. The 1996 proceeds were primarily due to the Company's June of 1996 Regulation S offering of common stock which raised approximately $6.6 million.

         At December 31, 1997, the Company had approximately $5.4 million of long-term and short-term debt, $2.7 million in capital leases and equipment notes payable. In addition, on February 12, 1998, the Company closed a $5 million bridge loan. See Note 15 to the Consolidated Financial Statements presented in Item 8..

Certain Factors Affecting Future Operating Results

         History of Losses. During the fiscal years ending December 31, 1997, 1996 and 1995, the Company suffered net losses (including non-recurring charges) of approximately ($5,589,000), ($13,890,000) and ($7,880,000) respectively, on revenues of $3,458,000, $1,496,000, and $1,344,000 respectively. Prospects for future profitability are heavily dependent upon the success of the Company's acquisition strategy and in its ability to continue to build integrated solid waste management operations. There can be no assurance that WSI will generate sufficient revenue to be profitable or, if profitable, to maintain profitability in future years

         Uncertain Ability to Finance the Company's Growth. The Company has limited liquidity in relation to its short-term capital commitments and operating cash requirements. Additionally, WSI will require substantial funds to complete and bring to commercial viability all of its currently planned projects. The Company also anticipates that any future business acquisitions will be financed through cash from operations, borrowings under its bank line of credit, the issuance of the Company's common stock or seller financing, or additional equity or debt financings. Therefore, WSI's ability to satisfy its capital commitments and operating requirements are dependent on a number of pending or future financing activities, none of which are assured successful completion. Any failure of the Company to obtain sufficient financing in the short run would have a materially adverse effect on the Company's financial condition and operations.

         Dependence on Management. The Company's future success is highly dependent upon the services of its executive officers, particularly, Philip Strauss, Chairman, Chief Executive Officer and President of the Company, and Robert Rivkin, Vice President, Chief Financial Officer, Treasurer and Secretary of the Company. The loss of the services of Mr. Strauss or Mr. Rivkin could have a material adverse effect on the Company's business, financial condition and results of operations. WSI does not currently maintain key man insurance on any of its personnel.

         The Company's future success is also highly dependent upon its continuing ability to identify, hire, train and motivate highly qualified personnel. WSI faces competition for hiring such personnel from other companies, government entities and other organizations. There can be no assurances that WSI will be successful in attracting and retaining qualified personnel as required for its projected operations. The inability to attract and retain qualified personnel could have a material adverse effect upon the Company's business, financial condition and results of operations.

         Ability to Manage Growth. The Company's objective is to contiue to grow by expanding its services in markets where it can be one of the largest and most profitable fully-integrated solid waste management companies. Accordingly, the Company may experience periods of significant rapid growth. Such growth, if it were to occur, could place a significant strain on the Company's management and its operational, financial and other resources. Any failure to expand its operational, and financial systems and controls or to recruit appropriate personnel in an efficient manner at a pace consistent with such growth could have a material adverse effect on the Company's business, financial condition and results of operations.

         Ability to Identify, Acquire and Integrate Acquisition Targets. The future success of the Company is highly dependent upon the Company's continued ability to successfully identify, acquire and integrate additional solid waste collection, recycling, transfer and disposal businesses. As competition for acquisition candidates increases within the solid waste management industry, the availability of suitable candidates at terms favorable to the Company decreases. The Company competes for acquisition candidates with larger, more established companies that may have significantly greater capital resources, which can further decrease the availability of suitable acquisition candidates. There can be no assurance that the Company will be able to identify suitable acquisition candidates and if available, will be able to obtain necessary financings at a price or on terms and conditions favorable to the Company, or to successfully integrate the acquisitions with current operations.

         The Company believes that a significant factor in its ability to consumate acquisitions will be the attractiveness of the Company's common stock as consideration for potential acquisition targets. This attractiveness may, in large part, be dependent upon the relative market price and capital appreciation prospects of the Company's equity securities as compared to its competitors. If the market price of the Company's common stock were to decline, the Company's acquistion program could be materially adversely affected.

         Competition. The solid waste management industry is highly competitive, very fragmented and requires substantial labor and capital resources. Competition exists for collection, recycling, transfer and disposal services, and acquisition targets.The markets the Company competes or is likely to compete in are usually served by one or more of the large national, regional or local solid waste companies who may have accumulated substantial goodwill and or have greater financial, marketing or technical resources than WSI. The Company also competes with counties, municipalities and operators of alternative disposal facilities that operate their own waste collection and disposal facilities. The availability of user fees, charges or tax revenues and the availability of tax-exempt financing may provide a competitive advantage to the public sector. Additionally, alternative disposal facilities such as recycling and incineration may reduce the demand for the disposal of solid waste in landfills. Competition for waste collection and disposal business is based on the quality of operation, price and geographical location. From time to time, competitors may reduce the price of their services in an effort to expand or maintain market share or to win competitively bid contracts. There can be no assurance that the Company will be able to successfully bid such contracts or compete with the larger and better capitalized companies.

         Limitations on Landfill Permitting and Expansion. The Company's operations depend on its ability to expand the landfills it owns or operates and develop new landfill sites. There can be no assurances that the Company will be successful in obtaining new landfill sites or expanding the permitted capacity of its landfill. The process of obtaining required permits and approvals to operate and expand landfills and transfer stations has become increasingly difficult and expensive. The process can take several years and involves hearings and compliance with zoning, environmental and other requirements. There can be no assurance that the Company will be successful in obtaining and maintaining required permits. Even when granted, final permits to expand are often not approved until the remaining capacity of the landfill is very low. In the event the Company exhausts its permitted capcaity at its landfill, the Company's ability to expand internally will be limited and the Company will be required to cap and close the landfill. In addition, the Company could be forced to dispose of its waste at landfills operated by its competitors. The additional costs could have a material adverse effect on the Company's business.

         Geographic Concentration of Operations. The Company has initially established integrated solid waste management operations in Vermont, and is developing integrated solid waste management operations in Central Pennsylvania and Western Massachusetts. Since the Company's current primary source of revenues will be concentrated in these geographic locations, the Company's business, financial condition and results of operations can be materially effected by, but not limited to, the following: (i) downturns in the local economy, (ii) severely harsh weather conditions, and (iii) state regulations. Additionally, the growing competition within the local economies for waste streams may make it increasingly difficult to expand within these regions. There can be no assurance that the Company will be able to continue to increase the waste stream to its landfills, or be able to expand its geographic markets to lessen the effects of adverse events that may occur in these region.

         Seasonality. The Company's revenues and results of operations tend to vary seasonally. The winter months of the fourth and first quarters of the calendar year tend to yield lower revenues than those experienced in the warmer months of the second and third quarters. The primary reasons for lower revenues in the winter months include, but are not limited to: (i) harsh winter weather conditions which can interfere with collection and transportation; (ii) construction and demolition activities which generate landfill waste are primarily performed in the warmer seasons; and (iii) the volume of waste in the region is generally lower in comparison to that which occurs in warmer months. The Company believes that the seasonality of the revenue stream will not have a material adverse effect on the Company's business, financial condition and results of operations on an annualized basis.

         Environmental and Government Regulations. The Company and its customers operate in a highly regulated environment, and in general the Company's landfill projects will be required to have federal, state and/or local government permits and approvals (see "Business-Government Regulation."). Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, WSI or its customers may be required to obtain additional operating permits or approvals. There can be no assurance that WSI will meet all of the applicable regulatory requirements. Any delay in obtaining required permits or approvals will tend to cause delays in the Company's ability to obtain bond or other project financing, resulting in increases in the Company's needs to invest working capital in projects prior to obtaining more permanent financing, and will also tend to reduce project returns by deferring the receipt of project revenues. In the event that the Company is required to cancel any planned project as a result of the inability to obtain required permits or other regulatory impediments, the Company may lose any investment it has made in the project up to that point, and the cancellation of any landfill projects, may have a materially adverse effect on the Company's financial condition and results of operations.

        Potential Environmental Liability and Adverse Effect of Environmental Regulation. WSI's business exposes it to the risk that it will be held liable if harmful substances escape into the environment and cause damages or injuries as a result of its operating activities. Moreover, federal, state and local environmental legislation and regulations require substantial expenditures and impose significant liabilities for noncompliance. See "Business--Government Regulation" in Item 1.

         Potential  Adverse  Community  Relations.   The  potential  exists  for
unexpected delays, costs and litigation resulting from community resistance and concerns relating to specific projects in various communities.

         Performance or Surety Bonds and Letters of Credit. The Company may be required to post a performance or surety bond, or letter of credit to ensure proper closure and post-closure monitoring and maintenance at its landfills and transfer stations. Failure to obtain performance or surety bonds, or letters of credit in sufficient amounts or at acceptable rates may have a material adverse impact on the Company's business, financial condition and results of operations.

         Limits on Insurance. The Company has obtained environmental impairment liability insurance covering claims for sudden or gradual onset of environmental damage. If the Company were to incur a liability for environmental damage in excess of its insurance limits, its financial condition could be adversely affected. The Company carries a comprehensive general liability insurance policy which management considers adequate at this time to protect its assets and operations from other risks.

         Adequacy of Accruals for Closure and Post-Closure Costs. The Company has material financial obligations relating to closure and post-closure costs of its existing landfills and any landfill it may purchase or operate in the future. The Company estimates and accrues closure and post-closure costs based on engineering estimates of airspace usage and remaining airspace capacity. There can be no assurances that the Company's financial obligations for closure and post-closure costs will not exceed the amount accrued, and that this may have a material adverse effect on the Company's business, financial condition and results of operations.

         Capital Expenditures. The Company capitalizes, in accordance with generally accepted accounting principles, certain expenditures and advances relating to acquisitions, pending acquisitions and landfill projects. The Company's policy is to expense in the current period, all unamortized capital expenditures and advances relating to any operation that is permanently shut down or any acquisition that will not be consummated and any landfill project that is terminated. Thus, the Company may be required to incur a charge against earnings in future periods that could have a material adverse effect on the Company's business, financial conditions and results of operations.

Inflation

         WSI does not believe its operations have been materially affected by inflation.

Item 8.  Financial Statements and Supplementary Data


                WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

                    Index to Consolidated Financial Statements


                                                                        Page No.

Report of Independent Accountants                                             23

Consolidated Balance Sheets at
     December 31, 1997 and 1996                                            24-25

Consolidated Statements of Operations
    for the years ended  December 31, 1997, 1996 and 1995                     26

Consolidated Statements of Cash Flows for the years
    ended December 31, 1997, 1996 and 1995                                 27-28

Consolidated Statements of Stockholders' Equity (Deficit)
    for the years ended December 31, 1997, 1996 and 1995                   29-31

Notes to Consolidated Financial Statements                                 32-46

                   Report of Independent Accountants



The Board of Directors
Waste Systems International, Inc.:

We have audited the accompanying consolidated balance sheets of Waste Systems International, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Systems International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that Waste Systems International, Inc. will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company must raise substantial additional capital and must achieve a level of revenues adequate to support the Company's cost structure, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.


KPMG Peat Marwick LLP


Boston, Massachusetts
March 26, 1998

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets




                                                December 31,       December 31,
         Assets                                     1997               1996
         ------                                 ------------       ------------

Current assets:
   Cash and cash equivalents                  $    2,964,274      $     264,776
   Accounts and notes receivable, net (Note 3)       944,793          1,158,677
   Assets held for sale (Notes 4 and 6)              125,000            275,000
   Prepaid expenses
    and other current assets (Note 5)              1,241,092            499,000
                                                ------------       ------------
      Total current assets                         5,275,159         2,197,453

Accounts and notes receivable (Note 3)                     -            451,169
Restricted cash and securities                       254,000          1,210,017
Property and equipment, net (Note 6)              12,487,183         11,705,712
Deferred financing costs, net                        362,174            664,105
Other assets (Note 5)                                181,738            629,634
                                                ------------       ------------
      Total assets                            $   18,560,254      $  16,858,090



  See accompanying notes to consolidated financial statements.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets



                                                December 31,       December 31,
Liabilities and Stockholders' Equity (Deficit)      1997               1996
----------------------------------------------  ------------      -------------

Current liabilities:
   Current portion of long-term debt
      and notes payable (Note 7)              $      843,831      $   2,165,378
   Accounts payable                                  353,937          1,529,076
   Accrued expenses (Notes 6, 8 and 11)            1,766,386          1,225,715
   Restructuring and current liabilities
      related to discontinued operations (Note 4)    778,609          1,785,097
                                                ------------      -------------
      Total current liabilities                    3,742,763          6,705,266


Long-term debt and notes payable (Note 7)          7,201,262          9,450,373
Landfill closure and post-closure
   costs (Notes 10 and 11)                         1,644,000          1,520,000
                                                ------------      -------------
 Total liabilities                                12,588,025         17,675,639
                                                ------------      -------------
Commitments and Contingencies (Note 11)

Minority interest (Notes 12 and 13)                        -          1,031,456
                                                ------------      -------------

Stockholders' equity (deficit): (Notes 12, 13, 14 and 15)
   Common stock, $.01 par value.  Authorized
      30,000,000 shares;  3,893,415 and 3,360,514
      shares issued and outstanding at
      December 31, 1997 and 1996, respectively        38,934             33,605
   Preferred stock, $.001 par value.  Authorized
      1,000,000 shares:
      Series A Convertible Preferred Stock;
       200,000 designated, 92,580 and 0 issued
       and outstanding at December 31, 1997
       and 1996, resepctively                      9,257,807                  -
      Series B Convertible Preferred Stock;
       100,000 designated, 40,488 and 0 issued
       and outstanding at December 31, 1997
       and 1996, respectively                      4,048,750                  -
   Additional paid-in capital                     21,432,437         21,334,447
   Accumulated deficit                           (28,805,699)       (23,217,087)
                                                ------------      -------------
      Total stockholders' equity (deficit)         5,972,229         (1,849,005)
                                                ------------      -------------
      Total liabilities and stockholders'
         equity (deficit)                     $   18,560,254      $  16,858,090
                                                ============       ============



 See accompanying notes to consolidated financial statements.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations



                                                   Years ended December 31,
                                       -----------------------------------------
                                             1997          1996          1995
                                             ----          ----          ----
Revenues
                                         3,457,692     1,495,606     1,344,397
                                       ------------  ------------  ------------
Cost of operations:
   Operating expenses                    1,718,214       920,553       766,012
   Depreciation and amortization           692,224       369,785        71,649
   Write-off of landfill development
      costs (Note 6)                     1,495,388     6,652,075             -
                                       ------------  ------------  ------------
      Total cost of operations           3,905,826     7,942,413       837,661
                                       ------------  ------------  ------------
      Gross profit (loss)                 (448,134)   (6,446,807)      506,736

Selling, general and administrative
   expenses                              2,138,180     2,442,816     3,286,680
Amortization of prepaid consulting fees          -       834,375       500,625
Restructuring (Note 4)                     596,426     1,741,729             -
                                       ------------  ------------  ------------
      Loss from operations              (3,182,740)  (11,465,727)   (3,280,569)
                                       ------------  ------------  ------------
Other income (expense):
   Royalty and other income
      (expense), net (Note 3)             (520,846)      922,703       865,220
   Interest income                         172,363       178,224       289,145
   Interest expense and financing
      costs                             (1,354,614)   (1,182,118)     (471,763)
   Equity in loss of affiliate                   -       (96,144)            -
   Write-off of accounts and notes
      receivable (Note 3)                 (568,217)            -    (2,975,001)
   Loss on investment in marketable
      securities                                 -             -       (90,625)
   Write-off of assets                           -       (21,858)            -
                                       ------------  ------------  ------------
      Total other income (expense)      (2,271,314)     (199,193)   (2,383,024)
                                       ------------  ------------  ------------

      Loss before income taxes,
         minority interest,
         discontinued operations
         and extraordinary item         (5,454,054)  (11,664,920)   (5,663,593)

Federal and state income
   tax expense (benefit) (Note 9)            5,622       (23,456)     (109,465)
                                       ------------  ------------  ------------
      Loss before minority interest,
         discontinued operations
         and extraordinary item         (5,459,676)  (11,641,464)   (5,554,128)

Minority interest (Note 12)                  4,971       (12,655)       13,016
                                       ------------  ------------  ------------
      Loss from continuing
         operations                     (5,454,705)  (11,628,809)   (5,567,144)

Discontinued operations (Note 4)                 -    (2,260,963)   (2,303,835)
                                       ------------  ------------  ------------
      Loss before extraordinary
         item                           (5,454,705)  (13,889,772)   (7,870,979)

Extraordinary item - Loss on
   extinguishment of debt                 (133,907)            -             -
                                       ------------  ------------  ------------
      Net loss                          (5,588,612)   (13,889,772)  (7,870,979)

Preferred stock dividends                        -             -         9,500
                                       ------------  ------------  ------------
      Net loss available for
         common shareholders            (5,588,612)  (13,889,772)   (7,880,479)
                                       ============  ============  ============
Net loss per share:
    Income (loss) from
       continuing operations                 (1.51)        (4.10)        (2.88)
    Extraordinary item                       (0.04)            -             -
    Discontinued operations                      -         (0.80)        (1.19)
                                       ------------  ------------  ------------
    Net loss per share                       (1.55)        (4.90)        (4.08)
                                       ============  ============  ============

Weighted average number of shares
   used in computation of net
   income (loss) per share                3,612,623     2,834,841     1,932,809



  See accompanying notes to consolidated financial statements.


                          WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

                                 Consolidated Statements of Cash Flows



                                                                         Year ended December 31,
                                                                    1997          1996           1995
                                                                -----------------------------------------

Cash flows from operating activities:
    Net loss                                                  $ (5,588,612) $ (13,889,772)  $ (7,870,979)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation and amortization                                900,549      1,556,380        689,186
      Write-off of landfill development costs                    1,495,388      6,652,075              -
      Equity on loss in affiliate                                        -         96,144              -
      Write-off of accounts and notes receivable                   568,217              -      2,975,001
      Loss on investment in marketable securities                        -              -         90,625
      Write-off of assets                                                -         21,858              -
      Minority interest                                              4,971        (12,655)        13,016
      Discontinued operations                                            -      2,260,963      2,303,835
      Extraordinary item - loss on extinguishment of debt          133,907              -              -
      Deferred income taxes                                              -              -       (185,000)
      Allowance for doubtful accounts - non -trade                       -              -        219,645
      Allowance for doubtful accounts - trade                       23,333         10,000         12,500
      Issuance of common stock for services                         44,854         17,157        303,300
      Changes in assets and liabilities:
         Accounts and notes receivable                              73,503        375,519     (1,695,436)
         Prepaid expenses and other current assets                (242,092)        16,558       (512,653)
         Accounts payable                                       (1,175,139)     (1,253,507)    2,157,252
         Accrued expenses                                           62,463        853,051        129,163
         Accrued landfill closure & post-closure costs             124,000         20,000              -
         Income and franchise taxes payable                              -        (75,535)       (22,470)
                                                                -----------   ------------   ------------
      Net cash used by continuing operations                    (3,574,658)    (3,351,764)    (1,393,015)
      Net cash used by discontinued operations                  (1,006,448)      (560,377)    (1,689,906)
                                                                -----------   ------------   ------------
         Net cash used by operating activities                  (4,581,146)    (3,912,141)    (3,082,921)


Cash flows from investing activities:
    Assets held for sale                                                 -        127,500       (287,219)
    Restricted cash and securities                                 956,017     (1,022,517)      (187,500)
    Investment in affiliate                                              -        (86,115)       (10,029)
    Landfills                                                     (307,552)    (5,199,493)    (8,699,803)
    Landfill development projects                                 (263,868)      (467,855)      (324,752)
    Machinery and equipment                                       (114,330)      (914,600)      (724,822)
    Rolling stock                                                 (122,905)             -              -
    Containers                                                    (189,109)       (16,716)             -
    Proceeds on the sale of equipment                              800,000              -              -
    Patents                                                              -        (35,261)       (20,795)
    Other assets                                                   (52,127)       (26,162)       (12,316)
                                                                -----------   ------------   ------------
         Net cash provided (used) by investing activities          706,126     (7,641,219)   (10,267,236)
                                                                -----------   ------------   ------------

Cash flows from financing activities:
    Deferred financing and registration costs                      (56,098)        (86,074)    (1,216,480)
    Net borrowings and advances
      from stockholders and related parties                              -       (114,575)      (662,072)
    Repayments of notes payable and long-term debt              (2,445,476)      (426,734)    (1,000,984)
    Borrowings from notes payable and long-term debt             1,143,861      1,117,982        568,271
    Issuance of subordinated notes payable                               -              -     11,225,000
    Repayments of subordinated notes payable                             -              -       (490,000)
    Minority interest                                               (4,971)             -      1,031,095
    Proceeds from issuance of common stock                         686,724      6,090,473      8,970,998
    Proceeds from issuance of Series A preferred stock           7,250,478              -              -
    Proceeds from issuance of Series B preferred stock                   -              -              -
    Preferred stock dividends                                            -              -         (9,500)
                                                                -----------   ------------   ------------
         Net cash provided by financing activities               6,574,518      6,581,072     18,416,328
                                                                -----------   ------------   ------------
Increase (decrease) in cash                                      2,699,498     (4,972,288)     5,066,171
Cash, beginning of period                                          264,776      5,237,064        170,893
                                                                -----------   ------------   ------------
Cash, end of period                                           $  2,964,274  $     264,776   $  5,237,064
                                                                ============  ============   ============


See accompanying notes to consolidated financial statements.


Supplemental disclosures of cash flow information:


     During the years ended December 31, 1997, 1996 and 1995, cash paid for interest was $1,493,221, $1,201,864, and $221,458, respectively.

Supplemental disclosures of noncash activities:

     In June 1997, the Company issued Series A Preferred Stock valued at $850,000 in exchange for the remaining 20% minority interest in the Moretown, Vermont landfill.

     In June 1997, the Company issued Series A Preferred Stock valued at $44,854 in exchange for consulting services.

     In June 1997, the Company wrote down assets to their net realizable value of $863,428 related to the Fairhaven landfill project. This was charged against the restructuring and current liabilities accrual.

     In June 1997, the Company issued Series A Preferred Stock at a value of $700,000 and retired the FDIC loan of $511,093 and accrued interest of $55,000. The pay off resulted in a realized loss on the early retirement of debt of $133,907.

     In October 1997, the Company converted 4,800 shares valued at $480,000, of its Series A Preferred Stock into 341,334 shares of its Common Stock.

     In December 1997, the Company converted $3,950,000, plus accrued interest, of its 10% Convertible, Redeemable, Subordinated Notes due October 6, 2000 for 44,488 shares of its Series B Convertible Preferred Stock.


     In 1997, 1996 and 1995, the Company acquired assets of @2,190,050, $683,777 and $1,148,516, respectively under capital lease obligations.

     In 1996, the Company exchanged $2,850,000 of convertible subordinated debt and $27,425 of accrued interest for 313,992 shares of common stock.

          See accompanying notes to consolidated financial statements.


               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity (Deficit)





                                Preferred Stock       Preferred Stock                          Additional              Stockholders'
                                    Series A              Series B            Common Stock      paid-in   Accumulated    equity
                               Shares     Amount     Shares     Amount     Shares     Amount    capital      deficit    (deficit)
                             ---------- ---------- ---------- ----------  --------- ---------- ---------- ------------ ------------

Balance, December 31, 1994           -    475,000      4,750    475,000    538,535      5,385  1,541,861   (1,424,806)     597,440

Issuance of common stock
    through March 29, 1995           -          -          -          -     16,540        165    321,335            -      321,500

Preferred stock dividends            -          -          -          -          -          -     (9,500)           -       (9,500)

Issuance of common stock due
    to 1.75-to-1 Stock Split         -          -          -          -    416,308      4,163     (4,163)           -            -

Issuance of common stock at
    $10.00 per share, for
    conversion of preferred
    stock on March 29, 1995          -   (475,000)    (4,750)  (475,000)    47,500        475    474,525            -            -

Issuance of common stock at
    $10.00 per share, in exchange
    for debt and accrued interest
    on March 29, 1995                -          -          -          -    111,716      1,117  1,116,039            -     1,117,156

Issuance of common stock at
    $10.00 per share, through
    Private Placement on
    March 29,1995                    -          -          -          -    400,000      4,000  3,996,000            -     4,000,000

Capitalization of BioSafe
    International, Inc.              -          -          -          -     60,000        600     30,930      (31,530)            -

Issuance of common stock at
    $10.00 per share, for
    investment banking services      -          -          -          -     40,000        400       (400)           -             -

Issuance of common stock at
    $10.00 per share, net of 25%
    discount due to restrictions
    on sale or transfer of stock,
    for prepaid consulting services  -          -          -          -    178,000      1,780  1,342,120            -     1,343,900

Issuance of common stock at
    $10.00 per share, through
    private placement in
    April, 1995                      -          -          -          -    502,000      5,020  5,017,490            -     5,022,510

Expenses incurred in
    connection with the
    issuance of common stock
    and merger in March and
    April, 1995                      -          -          -          -          -          - (1,295,047)           -    (1,295,047)

Issuance of 110,000
    Series C Warrants to
    purchase stock at
    $10.00 per share                 -          -          -          -          -          -          -            -             -

Issuance of 561,000 Series D
    Warrants to purchase common
    stock at $23.75 per share        -          -          -          -          -          -          -            -             -

Issuance of 100,000 Series E
    Warrants to purchase common
    stock at $17.50 per share        -          -          -          -          -          -          -            -             -

Issuance of 144,000 merger-related
    Placement Agent Warrants to
    purchase common stock at
    $11.50 per share                 -          -          -          -          -          -          -            -             -

Issuance of 22,925 Warrants to
    purchase common stock at
    $11.45 per share                 -          -          -          -          -          -          -            -             -

Issuance of 10,000 Warrants to
    purchase common stock at
    $17.50 per share                 -          -          -          -          -          -          -            -             -

Exercise of Series A Warrants
    to purchase 21,919 shares of
    common stock at $12.15 per
    share                            -          -          -          -     21,919        219    265,937            -       266,156

Exercise of Series D Warrants
    to purchase 1,125 shares of
    common stock at $23.75 per
    share                            -          -          -          -      1,125         11     26,708            -        26,719

Exercise of Series E Warrants
    to purchase 225 shares of
    common stock at $17.50 per
    share                            -          -          -          -        225          2      3,939            -         3,941

Exercise of Warrants to purchase
    400 shares of common stock
    at $11.45 per share              -          -          -          -        400          4      4,576            -         4,580

Exercise of merger-related
    Placement Agent Warrants to
    purchase 3,000 shares of
    common stock at
    $11.50 per share                 -          -          -          -      3,000         30     34,470            -        34,500

Issuance of 2,000 shares
    and 2,000 shares of common
    stock at $40.00 and $21.25 per
    share, respectively, for
    consulting services              -          -          -          -      4,000         40    122,460            -       122,500

Expenses incurred in connection
    with the securities
    registration statement
    on Form S-1                      -          -          -          -          -          -   (393,775)           -      (393,775)

Issuance of 25,000 Warrants
    to purchase common stock
    at $14.45 per share              -          -          -          -          -          -          -            -             -

Issuance of Series F Warrants
    to purchase a number of
    shares of common stock
    equal to the number of
    shares of common stock
    issuable upon conversion
    of the convertible debentures
    (or, in the case of the first
    200 units, 150% of such number
    of shares), at the lesser of a
    price equal to 75% of the 20-day
    average bid price of the common
    stock immediately prior to the
    date nine months following the
    issuance of the convertible
    debentures or $45.00 per share   -          -          -          -          -          -          -            -             -

Issuance of 140,313 convertible
   debenture-related Placement
   Agent Warrants to purchase
   common stock at $50.00
   per share                         -          -          -          -          -          -          -            -             -

Net loss for the year ended
   December 31, 1995                 -          -          -          -          -          -          -   (7,870,979)   (7,870,979)
                             ---------- ---------- ---------- ----------  --------- ---------- ---------- ------------ ------------
   Balance, December 31, 1995        -          -          -          -  2,341,268     23,413 12,595,503   (9,327,315)    3,291,601




Exercise of Warrants to purchase
    1,728 shares of common stock
    at $11.45 per share              -          -          -          -      1,728         17     19,769            -        19,786

Exercise of merger-related
    Placement Agent Warrants to
    purchase 1,755 shares of
    common stock at
    $11.50 per share                 -          -          -          -      1,755         18     20,165            -        20,183

Exercise of merger-related
    Placement Agent Warrants to
    purchase 6,444 shares of
    common stock at
    $11.50 per share                 -          -          -          -      6,444         64     74,042            -        74,106

Exercise of Options to purchase
    656 shares of common stock
    at $10.00 per share              -          -          -          -        656          7      6,555            -         6,562

Issuance of common stock at
   $9.70 per share, through
   private placement in
   June, 1996                        -          -          -          -    660,949      6,609  6,404,591            -     6,411,200

Expenses incurred in
   connection with the
   private placement in
   June, 1996                        -          -          -          -          -          -   (651,926)           -      (651,926)

Issuance of 70,000 warrents to
   purchase common stock at $17.50
   per share in exchange for cancellation
   of 140,313 convertible debenture
   -related placement agent warrents
   issued in 1995 to purchase common
   stock at $50.00 per share         -          -          -          -          -          -          -            -             -

Exercise of Options to purchase
    656 shares of common stock
    at $10.00 per share              -          -          -          -        656          7      6,555            -         6,562

Issuance of common stock at
    $11.25 per share, net of 50%
    discount due to restrictions on
    sale, for director's fee         -          -          -          -      2,000         20     11,230            -        11,250

Conversion of convertible
   debentures, plus
   accrued interest at a
   conversion price of $9.16         -          -          -          -     313,992      3,140 2,874,285            -     2,877,425

Reclassification of deferred
financing
   costs related to convertible
   debentures converted to
   common stock                      -          -          -          -          -          -   (235,888)           -      (235,888)

Exercise of Series C Warrants
   to purchase 400 shares of
   common stock at $10.00 per
   share                             -          -          -          -        400          4      3,996            -         4,000

Issuance of common stock at
    $7.50 per share, net of 50%
    discount due to restrictions on
    sale, for director's fee        -           -          -          -      1,575         16      5,890            -         5,906

Issuance of common stock at
    $6.85 per share, in exchange
   for debt in November 1996        -           -          -          -     29,091        291    199,709            -       200,000

Net loss for the year ended
   December 31, 1996                -           -          -          -          -          -          -  (13,889,772)  (13,889,772)
                             ---------- ---------- ---------- ----------  --------- ---------- ---------- ------------ ------------
Balance, December 31, 1996          -           -          -          -  3,360,514     33,605 21,334,477  (23,217,087)   (1,849,005)


Issuance of common stock at $2.50
   per share, in connection with a
   private placement, January 1997   -          -          -          -    172,000      1,720    428,280             -      430,000

Issuance of Series A Convertible
   Preferred Stock, 8% cumulative
   annual dividend, convertible
   into common stock at a price
   of $1.406 per share,
   June 1997                    97,380  9,737,807          -          -          -          -   (892,475)           -     8,845,332

Issuance of common stock at $3.75
   per share, in connection with
   the purchase of minority
   interest in the Company's
   collection operations in
   Vermont, September 1997           -          -          -          -     18,667        187     69,813            -        70,000

Exercise of Series E Warrants to
   purchase 901 shares of common
   stock at $17.50 per share,
   November 1997                     -          -         -            -       901          9     15,755            -        15,764

Conversion of Series A Convertible
   Preferred Stock for common
   stock at $1.406 per share,
   September and October 1997   (4,800)  (480,000)         -          -    341,334      3,413    476,587            -             -

Issuance of Series B Convertible
   Preferred Stock, 6% cumulative
   annual dividend, convertible
   into common stock at a price
   of $6.26 per share,
   December 30, 1997                 -          -     40,488  4,048,750          -          -          -            -     4,048,750

Net loss for the year ended
   December 31, 1997                 -          -          -          -          -          -          -   (5,588,612)   (5,588,612)
                             ---------- ---------- ---------- ----------  --------- ---------- ---------- ------------ ------------
Balance, December 31, 1997      92,580  9,257,807     40,488  4,048,750  3,893,415     38,934 21,432,437  (28,805,699)    5,972,229




See accompanying notes to the consolidated financial statements






                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





Note  1.  Business and Nature of Operations

         Waste Systems International, Inc. (the "Company" or "WSI"), is a regional integrated non-hazardous solid waste management company that provides collection, recycling, transfer and disposal services to commercial and residential customers.

         Prior to March 27, 1996, the Company had been actively developing environmental technologies with potential application in a number of business areas. On March 27, 1996, the Company announced its intention to take meaningful actions to conserve cash and working capital, including restructuring the Company's operations to focus its resources and activities on developing an integrated solid waste management operation. See Note 4 for discussion of non-recurring charges related to the restructuring and discontinued operations.

         Since inception, the Company has devoted substantial resources to various development projects and related activities. The Company has under definitive agreement certain acquisitions (See Notes 6 and 15) and is undertaking negotiations with a number of additional acquisitions, which would increase the Company's capital requirements accordingly. In addition, the Company requires cash to fund its corporate staff and other overhead expenses, which may grow significantly as the Company expands the scope of its operations. Although the Company is producing revenue and cash flows from its Vermont operations, additional financing will be necessary to satisfy existing and pending commitments. The Company's alternatives under consideration in this regard include the raising of additional equity or long-term debt and certain prospects for bank financing. There can be no assurance that all or any of these financing plans and expectations will be realized.

Note  2.  Summary of Significant Accounting Policies

         Basis for Presentation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Minority interest represents 20% of WSI's Vermont operations through June 30, 1997. On June 30, 1997, the Company purchased the 20% minority interest. See Note 12.

         Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents: All short-term investments which have an original maturity of 90 days or less, and are valued at cost plus accrued interest which approximates market, are considered to be cash equivalents.

         Restricted Cash and Securities: Restricted cash and securities consist principally of funds or securities deposited in connection with the future financial obligation of landfill or transfer station closure and post-closure. Amounts are principally invested in fixed income securities of U.S. governmental and financial institutions. The Company considers its investments to be held to maturity. Substantially all of these investments mature within one year. The investments are valued at cost plus accrued interest, which approximates market.

         Fair Value of Financial Instruments: Statement of Financial Accounting Standards No. 102, "Disclosures About the Fair Value of Financial Instruments", requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. Management has determined that the carrying value of its financial assets and liabilities approximates fair value at December 31, 1997.

         Property and Equipment: Property and equipment are stated at cost. The cost of all maintenance and repairs are charged to operations as incurred. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

     Buildings, facilities and improvements                          10-30 years
     Machinery and equipment                                          3-10 years
     Rolling stock                                                    3-10 years
     Containers                                                       5-10 years


         Capitalization of landfill development costs begins upon determination by the Company of the economic feasibility or extended useful life of each landfill acquired as a result of comprehensive engineering and profitability studies and with the signing of landfill management contracts for facilities operated by the Company that are not owned. Capital costs include acquisition, engineering, legal, and other direct costs associated with the permitting and development of new landfills, expansions at existing landfills, and cell development. These costs are capitalized and not amortized until all permits are obtained and operations have commenced.

         Interest is capitalized on landfill development costs related to permitting, site preparation, and facility construction during the period that these assets are undergoing activities necessary for their intended use. Interest costs of approximately $24,000, $42,000 and $82,000 were capitalized during 1997, 1996 and 1995, respectively.

         Landfill development costs are amortized using the unit-of-production method, which is calculated using the total units of airspace filled during the year in relation to total estimated permitted airspace capacity. The determination of airspace usage and remaining airspace capacity is an essential component in the amortization calculation. The determination is performed by conducting annual topography surveys of the Company's landfill facilities to determine remaining airspace capacity in each landfill. The surveys are reviewed by the Company's consulting engineers, the Company's internal operating and engineering staff, and its financial and accounting staff. Current year-end remaining airspace capacity is compared with prior year-end remaining airspace capacity to determine the amount of airspace used during the current year. The result is compared against the airspace consumption figures used during the current year for accounting purposes to ensure proper recording of the amortization provision. The reevaluation process did not materially impact results of operations for any years presented.

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

         Landfill Closure and Post-Closure Costs: The Company has a material financial obligation relating to closure and post-closure activities for landfills it owns or operates. Accordingly, the Company estimates and accrues closure and post-closure costs on a unit-of-production basis over each landfill's estimated remaining permitted airspace capacity. The accrual is based on final capping of the site, site inspection, leachate management, methane gas control and recovery, groundwater monitoring, and operation and maintenance costs to be incurred during the period after the facility closes. The estimated costs are expressed in current dollars and are not discounted to reflect timing of future expenditures. The Company has accrued approximately $1.6 million and $1.5 million for closure and post-closure costs at December 31, 1997 and 1996, respectively. The engineering and accounting staff of the Company periodically review its future obligation for closure and post-closure costs. If estimates of the permitted air space capacity or the estimated costs of closure and post-closure have changed, the Company revises the rates at which it accrues the future costs.

         The Company records reserves for landfill closure and post-closure costs, as necessary, as a component of the purchase price of facilities acquired, in acquisitions accounted for under the purchase method, when the acquisition is consummated.

         Deferred Financing Costs: Deferred financing costs are amortized on a straight-line basis over the life of the related notes payable or debt.

         Income Taxes: The Company uses the asset and liability method of accounting for deferred income taxes.

         Revenue Recognition: The Company's revenues are derived primarily from its collection, recycling, transfer and disposal services. The Company records revenues when the services are performed.

         The  Company   recognizes   royalty  revenue  from  its  medical  waste
technology business based on the terms of the license agreement and for consulting services when rendered.

         Cost of Revenues: Cost of revenues includes direct labor, fuel, equipment maintenance, insurance, depreciation and amortization of equipment and landfill development costs, accruals for ongoing closure and post-closure regulatory compliance (for landfills owned), and other routine maintenance and operating costs directly related to landfill operations. Also included in cost of revenues are payments made to the towns in which each landfill is located in the form of "Host Town Fees" and "Closure Fees" (for landfills operated under management contracts), which are negotiated on a rate per ton basis as part of the contract with the Town. In Towns where landfills are operated under management contracts, the Town is responsible for the closure and post-closure costs related to the landfill.

         Earnings Per Share: In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented , and where appropriate, restated to conform to the SFAS 128 requirements. Weighted average number of common and common equivalent shares outstanding and earnings per common and common equivalent shares have been restated to give effect to a one-for-five reverse stock split effective February 18, 1998.

         Impairment of Long-Lived  Assets and  Long-Lived  Assets to be Disposed
Of: The Company adopted the provisions of SFAS No. 121, "Accounting for the impairment of Long-Lived Assets to Be Disposed Of", on January 1, 1997. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity in 1997.

         Reclassifications: Certain amounts in prior year financial statements have been reclassified to conform to their 1997 presentation.

Note  3.  Accounts and Notes Receivable

         Accounts and notes receivable consist of the following:

                                                           December 31,
                                                      1997            1996
              Trade                             $     990,626    $   353,862
              ScotSafe Limited                            -          719,703
              Other                                       -          558,781
                                                 -------------    -----------
                                                      990,626      1,632,346
              Allowance for doubtful accounts         (45,833)       (22,500)
                                                 -------------    -----------
                                                      944,793      1,609,846
              Less current portion                   (944,793)    (1,158,677)
                                                 -------------    ------------
              Long-term portion                 $         -         $451,169
                                                 =============    ============


       Trade: Trade accounts receivable consists primarily of fees due from third parties for collection, recycling, transfer and disposal services.

         ScotSafe Limited: On February 9, 1996, the Company entered into a licensing and royalty agreement with ScotSafe Limited (ScotSafe), a Glasgow, Scotland based company, for the exclusive rights to use WSI's CFA medical waste processing technology in the British Isles and Ireland. On November 6, 1996 the Company and ScotSafe expanded their licensing agreement throughout Europe. The initial licensing agreement contemplated that ScotSafe would establish as many as nine CFA plants, each of which would result in additional licensing fees to WSI. In accordance with the agreement, the Company would provide technical assistance in connection with these facilities including facility design, installation, testing and training. In addition to royalty payments for each plant, ScotSafe agreed to pay WSI for consulting and other services, and would reimburse the Company for its out-of-pocket expenses and disbursements in connection with these services. During the forth quarter of 1997 the Company terminated its licensing agreements with ScotSafe and wrote off the receivable due from ScotSafe of approximately $570,000 because ScotSafe was in default for failure to pay the Company royalties due under the terms of the agreement. Subsequent to the termination, ScotSafe was placed into receivership and its assets were purchased by Eurocare Environmental Services, Ltd. ("Eurocare") in December 1997. Eurocare is currently operating the three facilities the Company constructed for ScotSafe without a licensing agreement. The Company petitioned Scottish Courts for an interim interdict, which would have required Eurocare to cease operations until proper licensing of the CFA process was obtained from WSI. The Company's petition to the Court was denied since the Company currently does not hold a European patent on the CFA process. However, since the Company does have a European patent application pending, the Scottish courts have required that Eurocare track all waste processed at the plants and to remove some of the recommended modifications to the standard CFA process which were recommended by WSI while under agreement with ScotSafe. The Company expects to be granted its European patents during 1998, at which time, the Company will act vigorously to protect its rights to the CFA technology against Eurocare and seek substantial damages. As of December 31, 1997 the Company has set up a reserve for these litigation costs of $300,000. See Note 8.

Note 4. Restructuring of Operations, Discontinued Operations and Assets Held for Sale

         On  March  27,  1996,  the  Company  announced  its  intention  to take meaningful action to conserve cash and working capital, including the restructuring of the Company's operations to focus its resources and activities on developing a fully integrated solid waste management company. Also on that date, Richard H. Rosen ("Rosen") resigned from the offices of Chairman of the Board of Directors, President, Chief Executive Officer, and Treasurer of the Company and all of its subsidiaries and affiliates (See Note 5 - Due from Former Employee). The Board of Directors named Philip Strauss, Chief Operating Officer, to the additional positions of Chief Executive Officer, and President of the Company, and on June 24, 1996 the Company also named Philip Strauss, Chairman of the Board of Directors.

         Restructuring of Operations: During the years ended December 31, 1997 and 1996, the Company recorded restructuring charges of $596,426 and $1,741,729, respectively, for costs associated with management's plan to focus on the development of an integrated solid waste management company. These costs included accruals for employee severance, non-cancelable lease commitments, professional fees and litigation costs. The restructuring plan has resulted in annual savings of approximately $4.0 million. At December 31, 1997 and 1996, the Company had reserves and liabilities associated with restructuring activities of $778,609 and $1,414,625, respectively.

         Discontinued Operations: On March 27, 1996, as part of the announced restructuring, the Company ceased operations at its technology center in Woburn, Massachusetts, and discharged all employees and consultants previously engaged in developing technologies with potential application in activities including the manufacture of useful materials from tires and other recycled materials, contaminated soil cleanup and recycling, industrial sludge disposal, size reduction equipment design and manufacture (the "Ancillary Technologies"), and Major Sports Fantasies, Inc. ("MSF"), a business unrelated to the environmental industry. No substantial revenues were received from the technology center operations or MSF activities.

         The expenses associated with operating the Ancillary Technologies and MSF for all periods presented are reported in the accompanying consolidated statements of operations and cash flows under discontinued operations. The charge for discontinued operations relates primarily to losses from operations and the costs associated with the termination of these operations. There were no material asset sales from these operations and no interest costs or general corporate overhead costs have been allocated to the discontinued operations. At December 31, 1997 and 1996, the Company has reserves and liabilites associated with discontinued operations of $0 and $370,472, respectively.

         Assets Held for Sale: During the fourth quarter of 1995, the Company recorded a non-recurring charge to 1995 earnings of $2,303,835 primarily related to the write-down of the assets of the discontinued operations to their estimated net realizable value. During 1996 the Company recorded an additional charge of $2,260,963 to reduce the carrying value of the assets to their net realizable value and to complete the discontinuance of the Anciliary Technologies and MSF operations. No income tax expense or benefit was recognized due to the Company's net operating loss carryforwards. The Company disposed of the remaining assets held for sale from the discontinued operations during 1997. As of December 31, 1997 the remaining asset held for sale represents property owned in the area of the Fairhaven landfill project which the Company expects to dispose of during 1998. See Note 6.

Note  5.  Due From Former Employee

         In July 1996, the Company commenced arbitration proceedings against Dr. Richard Rosen (Rosen), former Chairman, Chief Executive Officer and Treasurer of the Company, seeking to recover amounts, excluding interest and litigation costs, which the Company believes it was owed by Rosen. This action was undertaken at the direction of the Board of Directors following its receipt of a report by a special committee of the Board appointed to investigate Rosen's financial dealings with the Company, in consultation with independent counsel retained in connection with its investigation. Rosen resigned from all offices with the Company on March 27, 1996. Amounts which the Company sought to recover included unreimbursed advances and amounts which the Company believed constituted improper expense reimbursements and payments of Company funds for personal benefit.

         An arbitration hearing was completed on October 25, 1996. On January 2, 1997, the arbitrator issued the Award of Arbitrator, directing Rosen to pay $780,160, excluding interest and litigation costs, for breaches by Rosen of his employment agreement with the Company "in failing to discharge in good faith the duties of his positions and failing to act under the direction of the Board of Directors" of the Company. On February 25, 1997 the Middlesex Superior Court in Cambridge, Massachusetts confirmed the arbitration award and entered the judgment against Rosen, which is now non-appealable, in an amount of approximately $830,000. The Company is currently pursuing discovery against Rosen through this forum to identify all of the assets that Rosen may have available to satisfy the outstanding judgment. In August of 1996, the Company secured a preliminary injunction in Middlesex Superior Court with respect to any future sales of the Company's stock by Rosen. The Company has filed a Motion in such action asking the Court to issue a broader form of permanent injunction in the case. Finally, on September 8, 1997 the Company commenced a supplementary process action in Cambridge District Court to collect on such judgment, including seeking foreclosure of all shares of the Company's stock owned by Rosen. On March 5, 1998, the judge granted the Company's supplementary action and the Company is in the process of obtaining all the shares held by Rosen. No assurance can be given that the Company will be able to collect the entire balance of any amounts awarded in arbitration including interest and legal fees which continue to accrue. The Company is carrying on its December 31, 1997 balance sheet an amount of approximately $300,000 in unreimbursed advances due from Rosen, but the Company's other claims and additional advances have not been reflected on the balance sheet at this time. The Company anticipates receiving a minimum of $300,000 from Rosen in cash or stock by March 31, 1998. The amount due from Rosen is classified in prepaid expenses and other current assets.

Note  6.  Property and Equipment

    Property and equipment are stated at cost and consist of the following;
                                                              December 31,
                                                        1997             1996
    Landfills                                       $8,412,010     $   8,015,606
    Landfill development projects                      691,225           427,357
    Buildings, facilities and improvements           1,823,981         1,123,001
    Machinery and equipment                          1,513,720         2,656,789
    Rolling stock                                      662,595              -
    Containers                                         401,941            16,716
                                                  -------------    -------------
                                                    13,505,472        12,239,469
    Less accumulated depreciation and amortization  (1,018,289)        (533,757)
                                                  -------------    -------------
            Property and equipment, net            $12,487,183    $   11,705,712
                                                    ===========    =============

         Moretown, Vermont. The Company established its first integrated solid waste management operations in the geographical area surrounding its landfill in Moretown, Vermont. In addition to the landfill in Moretown, Vermont, the Company currently owns and/or operates three transfer stations and collection operations serving over 4,400 commercial and residential customers in the Burlington, St. Albans, St. Johnsbury and Barre-Montpelier, Vermont areas. The first cell ("Cell 1") at the Company's landfill is currently operating at approximately 300-350 tons per day ("TPD") with remaining estimated permitted capacity as of December 31, 1997 of approximately 215,000 cubic yards. A permit application was filed with the Vermont Agency of Natural Resources for the development of a second cell ("Cell 2") on April 3, 1997. On March 11, 1998 WSI received its draft certification for Cell 2 from the Vermont Agency of Natural Resources. The Company expects to receive all of the permits required for Cell 2 by the end of the second quarter of 1998. When all of the permits are granted, the Company will begin construction on Cell 2 which will increase the permitted landfill capacity by an estimated additional 1.3 million cubic yards.

         Hopewell, Pennsylvania. In November 1997, WSI signed a definitive agreement to acquire the 700-acre, 3 million cubic yard permitted municipal solid waste landfill in Hopewell, Pennsylvania. The purchase price of approximately $6.0 million will be paid primarily by the assumption of debt on the facility. The existing landfill consists of five permitted cells, one of which is currently operating. The Hopewell project represents a new market for the Company, in which it intends to build a network of adjoining collection companies and transfer stations within the central Pennsylvania region. This transaction is expected to close by the end of May 1998.

         South Hadley, Massachusetts. WSI and the Town of South Hadley, Massachusetts have entered into a contract whereby the Company will operate and remodel the Town's 30-acre municipal solid waste landfill. The Town of South Hadley will retain full ownership of the landfill while the Company operates and remodels the facility. The Company received a landfill disruption permit from the MDEP which enabled WSI to begin engineering work and feasibility studies at the South Hadley landfill. On March 16, 1998 the Company filed its draft environmental impact report with the MDEP and anticipates receiving all of its operating and construction permits during the second or third quarter of 1998, which would allow WSI to begin accepting solid waste at the first 6-acre lined cell during the first or second quarter of 1999. The South Hadley landfill project is currently expected to have in excess of 2 million cubic yards of new capacity for future disposal.

         Fairhaven, Massachusetts. On July 24, 1994, WSI entered into a contract with the Town of Fairhaven, Massachusetts to operate and remodel the Town's existing 26-acre landfill. The Company began operating the landfill in June 1995, and commenced the operations after obtaining necessary remodeling permits in October 1995. On November 8, 1995, an action was brought against various parties including the Company relating to the remodeling permits issued at the Fairhaven landfill, seeking among other things, to appeal the permits that had been issued. On June 2, 1997, the judge ruled in the Company's favor. However, based on the extensive delays associated with the litigation and the engineering impacts of the delays associated with the litigation, which resulted in the uncertainty of the long-term economic viability of the project, the Company terminated the Fairhaven landfill project. On February 24, 1998, the Company entered into a termination agreement with the Town of Fairhaven that required the Company to perform a certain amount of construction and closure work at the landfill. The estimated costs to terminate this project have been reserved for and are included in accrued expenses at December 31,1997. See Note 8.

         Write-off of landfill development costs in 1997 primarily represent the Company's cost to liquidate the equipment which was used at the Fairhaven landfill and the costs to physically close the landfill under the Company's Termination Agreement with the Town of Fairhaven. The Company wrote-off its capital investment in the project at December 31, 1996.


Note  7.  Long-term Debt and Notes Payable

   Long-term debt and notes payable consists of:
                                                             December 31,
                                                        1997             1996

    Convertible subordinated debentures             $  4,425,000   $   8,525,000
    Capital leases and equipment notes payable         2,626,700       1,589,989
    Howard Bank Term Loan                                748,000             -
    Mortgages                                            189,350         195,372
    FDIC and Boston Private Bank                             -           661,826
    Other notes payable                                   56,043         643,564
                                                    -------------  -------------
                                                       8,045,093      11,615,751
        Less current portion                             843,831       2,165,378
                                                    -------------  -------------
        Long-term portion                          $   7,201,262  $    9,450,373
                                                    =============  =============


Scheduled maturities of long-term debt and notes payable, excluding capital leases are as follows:

         Payments due in the year ending December 31,
           1998                                                  $       398,679
           1999                                                          343,309
           2000                                                        4,509,052
           2001                                                            8,870
           2002                                                            9,772
            Thereafter:                                                  148,711
                                                                 ---------------
                                                                 $     5,418,393

         Convertible Subordinated Debt: On October 6 and 12, and November 7, 1995, the Company closed a "Regulation S" offering of $11,225,000 in Convertible Subordinated Notes and Warrants to overseas investors, which resulted in net proceeds to the Company of $10,085,587. The offering consisted of 449 units. Each unit sold for $25,000, and consisted of one Convertible Subordinated Note ("Note") along with Series F Warrants ("Warrants") to purchase shares of Common Stock at a price of $12.20. The Notes mature on September 30, 2000, and bear interest at 10%, payable quarterly. The Notes are convertible into Common Stock at $9.20 per share. The Notes are callable at the option of the Company at any time after October 6, 1996, if the closing sale price of the Common Stock has exceeded $50.00 per share for a period of 20 consecutive trading days prior to redemption notice. The Warrants expire on September 30, 1998. The Notes and Warrants have not been registered under the Securities Act and may not be sold in the United States without such registration or an applicable exemption from the requirement of registration. Under most circumstances, resale in the United States of Notes and shares of Common Stock acquired on conversion of Notes or exercise of Warrants is exempt from registration under prevailing interpretations of Regulation S. In connection with the offering, the Company issued to the Placement Agent warrants to purchase up to 140,313 shares of Common Stock at $50 per share. These warrants were subsequently exchanged into 70,000 warrants at $17.50 as part of a subsequent financing in June 1996, see
Note 13 - Common Stock.


         As of December 31, 1996, $2,850,000 of notes plus $27,425 of accrued interest had been converted into 313,992 shares of common stock. On December 31, 1997, the Company converted $3,950,000 of Convertible Subordinated Debentures and $110,625 of accrued interest into 40,488 shares of Series B Convertible Preferred Stock. See Note 12.

         Capital Leases and Equipment Notes Payable: The Company leases certain facilities, equipment, and vehicles under agreements which are classified as capital leases.

     Leased capital assets included in property and equipment are as follows:
                                                       December 31,
                                                   1997             1996
                                                   ----             ----
             Land and Buildings               $1,634,078     $      56,250
             Machinery and equipment           1,881,630         2,378,560
                                             -------------    -------------
                                               3,515,708         2,434,810
             Accumulated depreciation           (207,053)         (202,714)
                                              $3,308,655     $   2,232,096
                                             =============    =============


     Future minimum lease payments, by year and in the aggregate, under non-cancelable capital leases and operating leases with initial or remaining terms of one year or more at December 31, 1997 are as follows:

                                                        Capital        Operating
                                                         Leases          Leases
         Payments due in the year ending December 31,
             1998$                                    $   672,030    $   197,058
             1999                                         669,420        255,163
             2000                                         643,051        276,879
             2001                                         389,618        298,595
             2002                                         200,040        304,024
             Thereafter                                 1,225,229         76,006
                                                     -------------  ------------
         Minimum lease payments                         3,799,388    $ 1,407,725
                                                     =============
         Less:  interest                                1,172,688
                                                     -------------
         Present value of net minimum lease payments    2,626,700
         Less current portion                             445,153
                                                      -------------
         Long-term portion                           $  2,181,547
                                                      =============

         The Company's rental expense for operating leases was $81,757, $293,766, and $292,492 for the years ended December 31, 1997, 1996 and 1995, respectively.

         Howard Bank Term Loan: On March 31, 1997, the Company closed a $1.0 million term loan with The Howard Bank of Burlington, Vermont. The term of the loan is payable in 36 equal monthly payments and bears interest at 12% per annum. The proceeds from the loan were used for the initial costs of development of Cell 2 at the Moretown landfill (See Note 6) and for general working capital purposes at its operations in Vermont.

         Mortgages: Mortgage notes are secured by the respective assets, and are due in various amounts through 2015.

Note  8.  Accrued Expenses

     Accrued expenses consisted of the following:

                                                        December 31,
                                                   1997             1996

        Interest                             $     103,578     $  242,185
        Professional and consulting fees           265,024        237,399
        Fairhaven landfill (See Note 6)            756,000        500,000
        ScotSafe litigation (See Note 3)           300,000           -
        Other                                      341,784        246,131
                                                 -------------  -------------

                                             $   1,766,386    $ 1,225,715
                                                 =============  =============

Note  9.  Income Taxes

         Income tax expense (benefit) consists of:
                                                                  Current          Deferred        Total
                   Year ended December 31, 1997:
                 Federal                                        $           -   $           -  $           -
                 State                                                  5,622               -          5,622
                                                                -------------   -------------  -------------
                                                                $       5,622    $          -  $       5,622
                                                                =============   =============  =============

              Year ended December 31, 1996:
                 Federal                                        $           -   $           -  $           -
                 State                                               (23,456)               -        (23,456)
                                                                -------------   -------------  --------------
                                                                $    (23,456)    $          -  $     (23,456)
                                                                =============   =============  ==============

              Year ended December 31, 1995:
                 Federal                                        $           -   $   (141,358)  $   (141,358)
                 State                                                 75,535        (43,642)         31,893
                                                                -------------   -------------  -------------
                                                                $      75,535   $   (185,000)  $   (109,465)
                                                                =============   =============  ============


         A reconciliation between federal income tax expense (benefit) at the statutory rate and the Company's federal tax expense (benefit) is as follows for the year ended December 31:

                                                                     1997            1996            1995
                                                                     ----            ----            ----

              Statutory Federal income tax (benefit)          $ (1,898,217)  $    (4,717,894)  $( 2,708,925)
              State taxes, net of Federal income tax benefit      (530,947)       (1,210,466)      (704,604)
              Valuation allowance                                2,432,087         5,898,245      3,294,764
              Other                                                  2,699             6,659          9,300
                                                              -------------  ----------------  -------------

                                                              $      5,622  $        (23,456)  $   (109,465)
                                                              =============  ================  =============


     The tax effects of temporary differences between financial statement and tax accounting that gave rise to significant portions of the Company's net deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below.

                                                        1997           1996
                                                        ----           ----

     Deferred tax assets:
       Accounts receivable                       $      11,528  $       9,788
       Property and equipment                          194,942        236,323
       Other accrued liabilities                     4,371,736      4,320,664
       Operating loss and credit carryforwards       4,543,738      4,626,234
                                                  ------------     ----------
           Gross deferred tax assets                 9,121,944      9,193,009
           Less: valuation allowance                (9,121,944)    (9,193,009)

                  Net deferred tax assets               -                 -
                                                  ------------     -----------
              Deferred tax liabilities:
                  Total deferred tax liabilities        -                 -
                                                  ------------     -----------

                  Net deferred tax liability    $       -         $       -
                                                  =============   ============

         At December 31, 1997 the Company had net operating loss carryforwards for Federal income tax purposes of approximately $10 million which generally are available to offset future Federal taxable income, if any, and which expire during the years ending December 31, 2009 through 2012. The Company underwent an ownership change as defined in Internal Revenue Code Section 382 on June 30, 1997 and as a result will be restricted in its ability to use net operating loss carryforwards generated prior to the ownership to offset future taxable income. The Company's future use of net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation generally equal to the product of the long-term tax exempt rate for June 1997 of 5.64% and the value of the Company as of June 30, 1997. As a result of this limitation a portion of its Federal and state net operating loss carryforwards may expire unused.

 Note  10.  Landfill Closure and Post-Closure Costs

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

         The Company has estimated as of December 31, 1997, that the total costs for final closure and post-closure of Cells I and II at the Moretown, Vermont landfill, including capping costs, cap maintenance, groundwater monitoring, methane gas monitoring, and leachate treatment and disposal for up to 30 years after closure, is approximately $4.2 million. Based upon the capacity of Cells I and II, approximately $1.6 million has been accrued for at December 31, 1997.

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

         The determination of airspace usage and remaining airspace capacity is an essential component in the calculation of closure and post-closure accruals. See Note 2 - Summary of Significant Accounting Policies Landfill Closure and Post-Closure Costs.

Note  11.  Commitments and Contingencies

         Landfill related activities. In the normal course of its business, and as a result of the extensive governmental regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings involving federal, state, or local agencies. In these proceedings, the agency may seek to impose fines on the Company or to revoke or deny renewal of an operating permit held by the Company. From time to time, the Company also may be subjected to actions brought by citizens' groups in connection with the permitting of its landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. Certain federal and state environmental laws impose strict liability on the Company for such matters as contamination of water supplies or the improper disposal of waste. The Company's operation of landfills subjects it to certain operational, monitoring, site maintenance, closure and post-closure obligations which could give rise to increased costs for monitoring and corrective measures. See Note 10 Landfill Closure and Post Closure Costs.

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

         Employment Contracts. The Company has entered into employment agreements with its two senior executives which expire on June 10, 1999 and subsequently provide for employment until terminated by either party at annual salaries of $175,000.

         Legal Matters. The Company is party to pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's management, after consultation with outside legal counsel, is of the opinion that the expected final outcome should not have a material adverse effect on the Company's financial position, results of operations or liquidity.

         Richard Rosen. In July 1996, the Company commenced arbitration proceedings against Richard Rosen ("Rosen"), former Chairman, Chief Executive Officer and President of the Company, seeking to recover amounts, excluding interest and litigation costs, which the Company believes it was owed by Rosen. This action was undertaken at the direction of the Board of Directors following its receipt of a report by a special committee of the Board appointed to investigate Rosen's financial dealings with the Company, in consultation with independent counsel retained in connection with its investigation. Rosen resigned from all offices with the Company on March 27, 1996. Amounts which the Company sought to recover included unreimbursed advances and amounts which the Company believed constituted improper expense reimbursements and payments of Company funds for personal benefit.

         An arbitration hearing was completed on October 25, 1996. On January 2, 1997, the arbitrator issued the Award of Arbitrator, directing Rosen to pay $780,160, excluding interest and litigation costs, for breaches by Rosen of his employment agreement with the Company "in failing to discharge in good faith the duties of his positions and failing to act under the direction of the Board of Directors of the Company. On February 25, 1997 the Middlesex Superior Court in
Cambridge, Massachusetts confirmed the arbitration award and entered the judgment against Rosen, which is now non-appealable, in an amount in excess of $833,000. The Company is currently pursuing discovery against Rosen through this forum to identify assets that Rosen may have available to satisfy the outstanding judgment. In August of 1996, the Company secured a preliminary injunction in Middlesex Superior Court with respect to any future sales of the Company's stock by Rosen. The Company has filed a Motion in such action asking the Court to issue a broader form of permanent injunction in the case. On September 8, 1997 the Company commenced a supplementary process action in Cambridge District Court to collect on such judgment, including seeking foreclosure on all shares of the Company's stock owned by Rosen. On March 5, 1998 the judge granted the Company's motion and the Company is in the process of obtaining all the shares held by Rosen. No assurance can be given that the Company will be able to collect the entire balance of any amounts awarded in arbitration including interest and litigation costs. The Company is carrying on its December 31, 1997 balance sheet an amount of $300,000 in unreimbursed advances due from Rosen, but the Company's other claims and additional advances have not been reflected on the balance sheet at this time. The Company anticipates receiving a minimum of approximately $300,000 from Rosen in cash or stock by March 31, 1998

         On March 27, 1997, Rosen commenced an action against the Company in Middlesex County (Massachusetts) Superior Court, seeking an award of damages resulting from the Company's alleged breach of a Memorandum of Understanding entered into between the Company and Rosen in connection with the termination of Rosen's employment with the Company, in which Rosen had been granted an option to purchase certain assets of the Company not related to its core business. The Company believes this claim to be frivolous and is vigorously defending this action.

         Marguerite Piret. In October 1997 in the Middlesex Superior Court, the Company commenced an action against Marguerite A. Piret, a former director of the Company and the wife of Rosen, seeking damages against Ms. Piret for her independent breaches of fiduciary duty as a former director of the Company. The case is in the discovery stage and no trial date has yet been set. If the Company is successful in its claims, the Company may recover direct and consequential damages from Ms. Piret.

Note  12.  Preferred Stock

         On June 30, 1997, the Company closed a Regulation "D" private placement of Series A Convertible Preferred Stock, which raised gross proceeds of approximately $9.7 million. As part of the private placement, the Company converted approximately $570,000 in bank debt into preferred stock and acquired the minority interest in its Vermont operations for $850,000 in preferred stock.

         During the six months ended December 31, 1997, holders of $480,000 in face amount of Series A Preferred Stock converted their preferred shares into 341,334 shares of common stock.

         The Series A Preferred Stock bears an 8.0% annual cumulative dividend, and is convertible into common stock at a conversion price of $1.406 per share of common stock, which conversion price may be reset to a lower conversion price upon the occurrence of certain events. The dividend is payable in cash or in additional shares of preferred stock at the Company's option and is subject to adjustment after 3 years. The Series A Preferred Stock is also redeemable(a) at the Company's option for Common Stock, if the Company's average closing Common Stock price for any 20 consecutive trading days occurring after June 26, 1998 equals or exceeds $2.8125 and (b) at the Company's option for cash equal to the redemption price as set forth in the Certificate of Designation of the Series A Preferred Stock, if any Series A Preferred Stock is outstanding on June 26, 2002, in each case , subject to certain trading requirements. Cumulative dividends on the Series A Preferred Stock, as of December 31, 1997 which have not been declared or paid are approximately $395,000. The purchasers of the Series A Preferred Stock were granted registration rights covering the underlying Common Stock into which such preferred stock is convertible, and a registration statement for the resale of such common stock has been filed with the Commission but is not yet effective.


         On December 31, 1997, WSI retired approximately $4.0 million of its outstanding 10% Convertible Debentures in exchange for the issuance of a like amount of 40,488 shares of Series B Preferred Stock. See Note 7 to the Consolidated Financial Statements presented in Item 8.

         The Series B Preferred Stock bears a 6.0% annual cumulative dividend, and is convertible into common stock at a conversion price of $6.25 per share of common stock. The dividend is payable in cash or in additional shares of Series B Preferred Stock at the Company's option if the Company's closing stock price for 20 consecutive days equals or exceeds $6.25 per share. The Series B Preferred Stock is also redeemable (a) at the Company's option for Common Stock if the Company's average closing Common Stock price for 20 consecutive trading days equals or exceeds $6.25 and (b) at the Company's option for cash equal to the redemption price as set forth in the Certificate of Designation of the Series B Preferred Stock, if any Series B Preferred Stock is outstanding on October 6, 2000. Cumulative dividends on the Series B Preferred Stock, as of December 31, 1997 which have not been declared or paid are approximately $1,000. The purchasers of the Series B Preferred Stock were granted registration rights covering the underlying Common Stock into which such preferred stock is convertible.

Note  13.  Common Stock

         On January 21, 1997, the Company closed a Regulation "D" private placement of 172,000 shares of common stock at $2.50 per share with gross proceeds of $430,000. These shares have not been registered under the Securities Act and may not be sold in the United States without such registration or an applicable exemption form the requirement of registration.

         In September 1997, the Company issued 18,667 shares of common stock in conection with the purchase of the minority interest in the Company's Vermont hauling business for $70,000.

         On October 7, 1997, the Company filed an S-3 Registration Statement with the Securities and Exchange Commission to register approximately 7,100,000 shares of common stock primarily consisting of shares which are reserved for the issuance to holders of Series A Preferred Stock upon conversion of their preferred shares to common stock and the shares issued in the January 1997 private placement.

         In December 1997, the Company's Board of Directors approved a one for five reverse stock split of the Company's Common Stock. On February 13, 1998, the stockholders of the Company approved the reverse stock split at a special stockholders' meeting. No fractional shares will be issued in connection with the reverse stock split, and stockholders will receive cash in payment for any fractional shares otherwise issuable. The Company's financial statements have been restated to reflect the one-for-five reverse split.


Note  14.  Stock Options

         Employee Stock Option Plan. Pursuant to the Company's 1995 Stock Option and Incentive Plan as amended (the "Plan"), options to purchase up to 1,700,000 shares of Common Stock were reserved for issuance to employees and consultants of the Company. Options granted under the Plan may be either Incentive Stock Options or Non-Qualified Stock Options for purposes of federal income tax law. Options are generally subject to vesting over a period of four years from the date of grant and are exercisable only to the extent vested from time to time, although certain options have provided for earlier vesting. The selection of individuals to receive awards of options under the Plan and the amount and terms of such awards may be determined by the Board of Directors of the Company or an Administering Committee appointed by the Board of Directors.

         As of December 31, 1997, options to purchase 1,327,417 shares of Common Stock had been granted and options to purchase up to an additional 372,583 shares remained available for grant. The per share weighted average fair value of stock options granted during 1997 and 1996 was approximately $4.08 and $15.34, respectively, using the Black Scholes option-price model with the following weighted average assumptions: volativity, 30%; expected dividend yield, 0%; risk free interest rate, 5.5%; and expected life, 5 years.

         The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation cost has been recorded in the financial statements. If the Company had determined compensation costs based on the fair value of its stock options at their grant date under SFAS No. 123, the Company's net losses in 1997 and 1996 would have increased to the amounts shown below.

                                                        1997             1996
                                                  ------------       ----------

                Net loss
                   - as reported               $   (5,588,612)   $  (13,889,772)

                   - pro forma                     (6,006,315)      (14,334,772)

                      Net loss per share

                   - as reported                  $     (1.55)   $        (4.90)

                   - pro forma                          (1.68)            (5.06)

         Pro forma net income reflects only the effects of options granted in 1997 and 1996. Therefore, it does not reflect the full effect of calculating the cost of stock options under SFAS No. 123 because the cost of options issued prior to January 1, 1995 are not considered. As a result, it may not be representative of the pro forma effects on operating results that will be disclosed in future years.

         Changes in options and option shares under the plan during the respective years were as follows:

                                                        1997                                1996
                                            ----------------------------         ---------------------------
                                           Weighted Avg.                        Weighted Avg.
                                           exercise price      Number           exercise price       Number
                                             per share       of shares           per share         of shares
         Options outstanding,
              beginning of year                 $1.41           161,200             $1.41            123,825
         Options granted                         1.43         1,179,217              1.41            148,250
         Options exercised                                            -              1.41            (1,312)
         Options canceled                        1.64          (13,000)              1.41          (109,563)
                                                           ------------                        -------------
         Options outstanding,
              end of year                        1.42         1,327,417              1.41            161,200
         Shares reserved for future grants                      372,583                              138,800
                                                           ------------                        -------------

         Total options in the plan                            1,700,000                              300,000
                                                           ============                        =============

         Options exercisable, end of year       $1.42           114,900             $1.41            102,225
                                                           ============                        =============

         Effective June 30, 1997, the Board of Directors offered all employee participants in the Stock Option Plan the opportunity to reprice to $0.28125 per share any currently outstanding stock options with exercise prices in excess of $0.28125 per share. Each repriced option retained the vesting schedule associated with the original grant.

Options outstanding at December 31, 1997 and related proceeds to the Company were as follows:
                                      Shares             Price          Exercise
                                   Under Option        Per Share        Proceeds

                                    1,298,417            $1.41        $1,830,768
                                       22,000             1.88            41,360
                                        1,000             2.19             2,190
                                        1,000             3.13             3,130
                                        5,000             3.75            18,750
                                  --------------                      ----------
                                    1,327,417                         $1,896,198
                                  ==============                      ==========

         Non-Employee Directors Stock Option Plan. Pursuant to the Company's 1995 Stock Option Plan for Non-Employee Directors as amended, each Director is entitled to receive a grant of a Non Qualified Stock Options to purchase 2,000 shares of the Company's Common Stock for each calendar year of service as a director of the Company commencing January 1, 1996. Each such option is subject to vesting at a rate of 400 shares for each year that the holder remains a Director of the Company. In addition, the plan provides for the issuance of 4,000 fully vested options upon the election of each new member of the Board of Directors initially elected after December 24, 1997, excluding employees of the Company.

Changes in options and option shares under the plan during the respective years were as follows:

                                                        1997                                1996
                                           ----------------------------         -----------------------------
                                           Weighted Avg.                        Weighted Avg.
                                           exercise price    Number             exercise price     Number
                                            per share       of shares           per share         of shares
         Options outstanding,
              beginning of year                 $1.41            19,416             $1.41              8,750
         Options granted                         2.28            35,480              1.41             10,666
         Options exercised                          -                 -                 -                  -
         Options canceled                        2.15          (27,416)                 -                  -
                                                           ------------                        -------------
         Options outstanding,
              end of year                       $1.79            27,480             $1.41             19,416
                                                           ============                        =============

         Options exercisable,
              end of year                       $1.84            21,500             $1.41              7,041
                                                           ============                        =============



Options outstanding at December 31, 1997 and related proceeds to the Company were as follows:

                                            Shares       Price          Exercise
                                         Under Option  Per Share        Proceeds

                                             14,000       $1.41          $19,740
                                             13,480        2.19           29,521
                                         --------------            -------------
                                             27,480                      $49,261
                                         ==============            =============

Note  15.  Subsequent Events

              In January 1998, the Company entered into an additional credit facility with The Howard Bank in Vermont for $2.25 million to fund the development and expansion of its integrated solid waste management operations in Vermont and for general working capital purposes.

         On February 12, 1998, the Company closed a $5 million bridge loan for use in closing certain acquisitions.

         On February 13, 1998, the stockholders of the Company approved a one for five reverse stock split at a special stockholders' meeting. No fractional shares were issued in connection with the reverse stock split, and stockholders received cash in payment for any fractional shares otherwise issuable. See Note 13.

         As of February 16, 1998, WSI had closed 3 acquisitions of collection companies and a transfer station, and signed definitive agreements to acquire 2 additional collection companies in the State of Vermont. The acquisitions have combined annual revenues of approximately $5 million. The remaining 2 acquisitions are expected to close by March 31, 1998. The Company plans to integrate these acquisitions with its current operations in Vermont. The acquisitions will be accounted for using the purchase method of accounting.

         On March 24, 1998, the Company signed a definitive agreement to acquire Horvath Sanitation, Inc., D/B/A Eagle Waste ("Eagle"), which is based in Altoona, PA. Eagle has approximately $8 million in annual revenue and collects approximately 200 tons per day of solid waste.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None.

                               PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information appearing under the caption "Information Regarding Nominees and Executive Officers" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.  Executive Compensation

         The information appearing under the following captions in the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

         "Director  Compensation",  "Executive  Compensation",   "Compensation
Committee  Interlocks  and  Insider Participation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information  appearing under the caption "Beneficial  Ownership" in
the  Company's  Proxy   Statement   relating  to  the  1998  Annual  Meeting  of
Stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

          The information appearing under the caption "Certain Relationships and Transactions" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)      1.  Financial Statements

         The financial statements are listed under Part II, Item 8 of this Report.

         2.  Financial Statement Schedules

         The financial statement schedules are listed under Part II, Item 8 of this Report.

         3.  Exhibits

         The exhibits are listed below under Part IV, Item 14(c) of this report.

(B)      Reports on Form 8-K

         Reports on Form 8-K were filed with the commission during the fourth quarter of 1997 to report the following items as of the dates indicated:

         Waste Systems International, Inc. filed a report on Form 8-K dated November 27, 1997 reporting under Item 5 the acquisition of a 700 acre, 3 million permitted cubic yard municipal solid waste landfill in Hopewell, Pennsylvania. The report incorporated by reference the contents of WSI's press release dated November 20, 1997.

(C)       Exhibits

 Exhibit No.                                 Description

 2.1 Articles of Merger of BioSafe International, Inc., a Nevada Corporation, with and into Waste Systems International, Inc., a Delaware Corporation, filed October 24, 1997 (Incorporated by reference to Exhibit 2.1 to Form 10-Q For the Quarterly Period Ended September 30, 1997 of Waste Systems International, Inc.)

2.2 Certificate of Merger of BioSafe International, Inc., a Nevada Corporation, with and into Waste Systems International, Inc., a Delaware Corporation, filed October 24, 1997 and effective October 27, 1997. (Incorporated by reference to Exhibit 2.2 to Form 10-Q For the Quarterly Period Ended September 30, 1997 of Waste Systems International, Inc.)

2.3 Agreement and Plan of Merger dated October 17, 1997 by and between BioSafe International, Inc. a Nevada Corporation and Waste Systems International, Inc. a Delaware Corporation. (Incorporated by reference to Exhibit 2.3 to Form 10-Q For the Quarterly Period Ended September 30, 1997 of Waste Systems International, Inc.)

3(i).1 Second Amended and Restated Certificate of Incorporation of Waste Systems International, Inc. filed February 13, 1998.

3(i).2 Certificate of Designations of Series B Convertible Preferred Stock of Waste Systems International, Inc. filed March 5, 1998.

3(i).3 Certificate of Corrections to the Second Amended and Restated Certificate of Incorporation of Waste Systems International, Inc. (as filed February 13, 1998),filed March 17, 1998.

3(ii).1     Bylaws of the Company, adopted and effective as of Octobe 27, 1997.

4.1 Form of Placement Agent Warrant.(Incorporated by reference to Exhibit No. 4.9 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966. As filed on June 26, 1995)

4.2 Form of Series F Warrant Certificate. (Incorporated by reference to Exhibit No.4.10 to Form 10-K For the Fiscal Year Ended December 31, 1995 of BioSafe International, Inc.)

4.3 Series F Warrant Agreement. (Incorporated by reference to Exhibit No. 4.10 to Form 10-K For the Fiscal Year Ended December 31, 1995 of BioSafe International, Inc.)

4.4 Certificate of Designation of Series A Convertible Preferred Stock of Waste Systems International, Inc. filed October 20, 1997 (Refer to Exhibit 3(i).3 above).

4.5 Certificate of Designation of Series B Convertible Preferred Stock of Waste Systems International, Inc. filed October 20, 1997 (Refer to Exhibit 3(i).2 above).

4.6 Amended and Restated Subscription Agreement dated as of June 30, 1997 (Incorporated by reference to Exhibit 4.2 to Form 10-Q for the Quarterly Period Ended September 30, 1997 of Waste Systems International, Inc.)

10.1        Amended and Restated Joint Venture Agreement between BioSafe, Inc.
            and BioMed Environmental Systems, Inc., dated December 24, 1992. (Incorporated by reference to Exhibit No. 10.1 to the Registration Statement on Form S-1 of BioSafe International,
            Inc., No. 33-93966 as filed on June 26, 1995.)

10.2 Agreement between BioSafe, Inc. and the Town of Fairhaven, Massachusetts, dated July 24, 1995. (Incorporated by reference to Exhibit No.10.2 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966 as filed on June 26, 1995.)

10.3 Letter Agreement from the Town of Fairhaven to the Company, dated June 20, 1995. (Incorporated by reference to Exhibit No. 10.3 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.as filed on June 26, 1995.)

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

10.5 1995 Stock Option Plan (Incorporated by Reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated March 29, 1995.)

10.6 Agreement between BioSafe, Inc. and the Town of South Hadley, Massachusetts, dated August 22, 1995. (Incorporated by reference to Exhibit No. 10.12 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966 as filed on June 26 1995.)

10.7        Form of 10% Convertible, Redeemable, Subordinated Note Due 2000.
            (Incorporated by reference to Exhibit No. 10.15 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966.)

21.1        Schedule of Subsidiaries.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          WASTE SYSTEMS INTERNATIONAL, INC.


     Date:  March 25, 1998         By:   /s/ Philip Strauss
                                         __________________
                                         Philip Strauss
                                         Chairman, Chief Executive Officer and
                                         President
                                         (Principal Executive Officer)

     Date: March 25, 1998          By:   /S/ Robert Rivkin
                                         __________________
                                         Robert Rivkin
                                         Vice President, Chief Financial
                                         Officer, Treasurer and Secretary
                                         (Principal Financial and Accounting
                                         Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Date: March 25, 1998           By:
                                         _____________________________
                                         Philip Strauss
                                         Chairman, Chief Executive Officer and
                                         President
                                         (Principal Executive Officer)


    Date: March 25, 1998           By:
                                         _____________________________
                                         Robert Rivkin - Vice President, Chief
                                         Financial Officer, Treasurer and
                                         Secretary
                                         (Principal Financial and Accounting
                                         Officer)

    Date: March 25, 1998           By:
                                         _____________________________
                                         Jay J. Matulich - Director


    Date: March 25, 1998           By:
                                         ______________________________
                                         David J. Breazzano - Director


    Date: March 25, 1998           By:
                                         ______________________________
                                         Charles Johnston - Director


    Date: March 25, 1998           By:
                                         ______________________________
                                         Judy K. Mencher - Director


    Date: March 25, 1998           By:
                                         _______________________________
                                         William B. Philipbar - Director

Exhibit 3(i).1

                           SECOND AMENDED AND RESTATED

                          CERTIFICATE OF INCORPORATION

                                       OF

                        WASTE SYSTEMS INTERNATIONAL, INC.


         Waste Systems International, Inc., a corporation organized and existing under the laws of the State of Delaware (the "Corporation"), hereby certifies as follows:

         1. The name of the Corporation is Waste Systems International, Inc. The date of the filing of its original Certificate of Incorporation with the Secretary of State of the State of Delaware was January 10, 1997. The name under which the Corporation filed its original Certificate of Incorporation was Waste Systems International, Inc.

         2. This Second Amended and Restated Certificate of Incorporation amends, restates and integrates the provisions of the First Amended and Restated Certificate of Incorporation of the Corporation filed with the Secretary of State of the State of Delaware on October 20, 1997 (the "Certificate of Incorporation"), and was duly adopt by the written consent of the stockholders of the Corporation, all in accordance with the applicable provisions of Sections 228, 242 and 245 of the General Corporation Law of the State of Delaware (the "DGCL").

         3. The text of the Certificate of Incorporation is hereby amended and restated in its entirety to provide as herein set forth in full; provided, however, that the Certificate of Designation of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on October 20, 1997, a copy of which is attached hereto as Appendix A, shall remain in full force and effect as if fully set forth herein.

                                    ARTICLE I

                                      NAME

         The name of the Corporation is Waste Systems International, Inc.

                                   ARTICLE II

                                REGISTERED OFFICE

         The address of the registered office of the Corporation in the State of Delaware is 1209 Orange Street, in the City of Wilmington, County of New Castle. The name of its registered agent at such address is The Corporation Trust Company.

                                 ARTICLE III

                                    PURPOSES

         The nature of the business or purposes to be conducted or promoted by the Corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

                                   ARTICLE IV

                                  CAPITAL STOCK

         As of 5:00 PM, Eastern time, on the date on which this Second Amended and Restated Certificate of Incorporation is filed with the Secretary of the State of Delaware (the "Effective Time"), each FIVE outstanding shares of common stock par value $.001 per share ("Old Common Stock"), shall thereupon be reclassified and changed into ONE share of common stock, par value $.01 per share (the "Common Stock"). Upon such Effective Time, each holder of Old Common Stock shall thereupon automatically be and become the holder of ONE share of Common Stock for every FIVE shares of Old Common Stock held by such holder prior thereto. Upon such Effective Time, each Certificate formerly representing a stated number of shares of Old Common Stock shall thereupon be deemed for all Corporate purposes to evidence ownership of Common Stock in the appropriately, reduced whole number of shares. As soon as practicable after such Effective Time, stockholders as of the date of the reclassification will be notified thereof and upon their delivery of their certificates of Old Common Stock to the Company or its designated agent, will be sent stock certificates representing their shares of Common Stock, rounded down to the nearest whole number, together with cash representing the fair value of such holder's fractional shares of Old Common Stock. No scrip or fractional share certificates for Common Stock will be issued in connection with this revised stock split.

         As of the Effective Time, the total number of shares of capital stock which the Corporation shall have the authority to issue is Thirty-One Million (31,000,000) shares of which (i) Thirty Million (30,000,000) shares shall be Common Stock, par value $.01 per share, and (ii) One Million (1,000,000) shares shall be preferred stock, par value $.001 per share (the "Preferred Stock").

                               A. PREFERRED STOCK

         As set forth in this Article IV, the Board of Directors or any authorized committee thereof is authorized from time to time to establish and designate one or more series of Preferred Stock, to fix and determine the variations in the relative rights and preferences as between the different series of Preferred Stock in the manner hereinafter set forth in this Article IV, and to fix or alter the number of shares comprising any such series and the designation thereof to the extent permitted by law.

         The number of authorized shares of the class of Preferred Stock may be increased or decreased (but not below the number of shares outstanding) by the affirmative vote of the holders of a majority of the Common Stock, without a vote of the holders of the Preferred Stock.

         The   designations,   powers,   preferences  and  rights  of,  and  the
qualifications, limitations and restrictions upon, each class or series of stock shall be determined in accordance with, or as set forth below.

         Subject to any limitations prescribed by law, the Board of Directors or any authorized committee thereof is expressly authorized to provide for the issuance of the shares of Preferred Stock in one or more series of such stock, and by filing a certificate pursuant to applicable law of the State of Delaware, to establish or change from time to time the number of shares to be included in each such series, and to fix the designations, powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. Any action by the Board of Directors or any authorized committee thereof under this Article IV to fix the designations, powers, preferences and the relative, participating, optional or other special rights of the shares of a series of Preferred Stock and any qualifications, limitations and restrictions thereof shall require the affirmative vote of a majority of the Directors then in office or a majority of the members of such committee. The Board of Directors or any authorized committee thereof shall have the right to determine or fix one or more of the following with respect to each series of Preferred Stock to the extent permitted by law:

                  (a) The distinctive serial designation and the number of shares constituting such series;

                  (b) The rights in respect of dividends or the amount of dividends to be paid on the shares of such series, whether dividends shall be cumulative and, if so, from which date or dates, the payment date or dates for dividends, and the participating and other rights, if any, with respect to dividends;

                  (c) The voting powers, full or limited, if any, of the shares of such series;

                  (d) Whether the shares of such series shall be redeemable and, if so, the price or prices at which, and the terms and conditions on which, such shares may be redeemed;

                  (e) The amount or amounts payable upon the shares of such series and any preferences applicable thereto in the event of voluntary or involuntary liquidation, dissolution or winding up of the Corporation;

                  (f) Whether the shares of such series shall be entitled to the benefit of a sinking or retirement fund to be applied to the purchase or redemption of such shares, and if so entitled, the amount of such fund and the manner of its application, including the price or prices at which such shares may be redeemed or purchased through the application of such fund;

                  (g) Whether the shares of such series shall be convertible into, or exchangeable for, shares of any other class or classes or of any other series of the same or any other class or classes of stock of the Corporation and, if so convertible or exchangeable, the conversion price or prices, or the rate or rates of exchange, and the adjustments thereof, if any, at which such conversion or exchange may be made, and any other terms and conditions of such conversion or exchange;

                  (h) The price or other consideration for which the shares of such series shall be issued;

                  (in) Whether the shares of such series which are redeemed or converted shall have the status of authorized but unissued shares of Preferred Stock (or series thereof) and whether such shares may be reissued as shares of the same or any other class or series of stock; and

                  (j) Such other powers, preferences, rights, qualifications, limitations and restrictions thereof as the Board of Directors or any authorized committee thereof may deem advisable.

                                 B. COMMON STOCK

         1. Voting. Each holder of record shall be entitled to one vote for each share of Common Stock standing in his name on the books of the Corporation.

         2. Dividends. Subject to applicable law, the holders of Common Stock shall be entitled to receive dividends out of funds legally available therefor at such times and in such amounts as the Board of Directors may determine in its sole discretion, with each share of Common Stock sharing equally, share for share, in such dividends.

         3. Liquidation. Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary (a "Liquidation Event"), after the payment or provision for payment of all debts and liabilities of the Corporation and all preferential amounts to which the holders of Preferred Stock are entitled with respect to the distribution of assets in liquidation, the holders of Common Stock shall be entitled to share ratably in the remaining assets of the Corporation available for distribution.

         4. Notices. In the event that the Corporation provides any notice, report or statement to any holder of Common Stock, the Corporation shall at the same time provide a copy of any such notice, report or statement to each holder of outstanding Common Stock.

                                    ARTICLE V

                               BOARD OF DIRECTORS

         1. General. The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors except as otherwise provided herein or required by law.

         2. Election of Directors. Election of Directors need not be by written ballot unless the By-laws of the Corporation shall so provide.

         3. Terms of Directors. The number of Directors of the Corporation shall be fixed by resolution duly adopted from time to time by the Board of Directors. The Directors of the Corporation shall serve for one-year terms expiring on the date of the Corporation's Annual Meeting and until such Director's successor shall have been duly elected and qualified or until their earlier resignation or removal. At each succeeding annual meeting of the Stockholders of the Corporation, the successors of the Directors whose term expires at that meeting shall be elected by a plurality vote of all votes cast at such meeting.

         Notwithstanding the foregoing,  whenever, pursuant to the provisions of
Article IV of this Certificate of Incorporation, the holders of any one or more series of Preferred Stock shall have the right, voting separately as a series or together with holders of other such series, to elect Directors at an annual or special meeting of stockholders, the election, term of office, filling of vacancies and other features of such directorships shall be governed by the terms of this Certificate of Incorporation and any certificate of designations applicable thereto.

         During any period when the holders of any series of Preferred Stock have the right to elect additional Directors as provided for or fixed pursuant to the provisions of Article IV hereof, then upon commencement and for the duration of the period during which such right continues: (in) the then otherwise total authorized number of Directors of the Corporation shall automatically be increased by such specified number of Directors, and the holders of such Preferred Stock shall be entitled to elect the additional Directors so provided for or fixed pursuant to said provisions, and (ii) each such additional Director shall serve until such Director's successor shall have been duly elected and qualified, or until such Director's right to hold such office terminates pursuant to said provisions, whichever occurs earlier, subject to such Director's earlier death, disqualification, resignation or removal. Except as otherwise provided by the Board in the resolution or resolutions establishing such series, whenever the holders of any series of Preferred Stock having such right to elect additional Directors are divested of such right pursuant to the provisions of such stock, the terms of office of all such additional Directors elected by the holders of such stock, or elected to fill any vacancies resulting from the death, resignation, disqualification or removal of such additional Directors, shall forthwith terminate and the total and authorized number of Directors of the Corporation shall be reduced accordingly.

         4. Stockholder Nominations of Director Candidates. Advance notice of nominations for the election of Directors, other than by the Board of Directors of a committee thereof, shall be given in the manner provided in the By-laws.

         5. Vacancies. Subject to the rights, if any, of the holders of any series of Preferred Stock to elect Directors and to fill vacancies in the Board of Directors relating thereto, any and all vacancies in the Board of Directors, however occurring, including, without limitation, by reason of an increase in size of the Board of Directors, or the death, resignation, disqualification or removal of a Director, shall be filled solely by the affirmative vote of a majority of the remaining Directors then in office, even if less than a quorum of the Board of Directors. Any Director appointed in accordance with the preceding sentence shall hold office for the remainder of the full term of the created or vacated directorship and until such Director's successor shall have been duly elected and qualified or until his or her earlier resignation or removal. Subject to the rights, if any, of the holders of any series of Preferred Stock to elect Directors, no decrease in the number of Directors shall shorten the term of any incumbent Director. In the event of a vacancy in the Board of Directors, the remaining Directors, except as otherwise provided by law, may exercise the powers of the full Board of Directors until the vacancy is filled.

         6. Removal. Subject to the rights, if any, of any series of Preferred Stock to elect Directors and to remove any Director whom the holders of any such stock have the right to elect, any Director (including persons elected by Directors to fill vacancies in the Board of Directors) may be removed from office (in) only with cause and (ii) only by the affirmative vote of at least two-thirds of the total votes which would be eligible to be cast by stockholders in the election of such Director. At least 30 days prior to any meeting of stockholders at which it is proposed that any Director be removed from office, written notice of such proposed removal shall be sent to the Director whose removal will be considered at the meeting. For purposes of this Certificate of Incorporation, "cause," with respect to the removal of any Director shall include (in) conviction of a felony, (ii) declaration of unsound mind by order of court, (iii) gross dereliction of duty, (iv) commission of any action involving moral turpitude, or (v) commission of an action which constitutes intentional misconduct or a knowing violation of law if such action in either event results both in an improper substantial personal benefit and a material injury to the Corporation.


                                   ARTICLE VI

                               STOCKHOLDER ACTION

         Any action required or permitted to be taken by the stockholders of the Corporation at any annual or special meeting of stockholders of the Corporation must be effected at a duly called annual or special meeting of stockholders and may not be taken or effected by a written consent of stockholders in lieu thereof. Except as otherwise required by law and subject to the rights of the holders of any series of preferred stock, special meetings of the stockholders of the Corporation may be called only by (in) the Board of Directors pursuant to a resolution approved by the affirmative vote of a majority of the Directors then in office, (ii) the Chairman of the Board, if one is elected, or (iii) the President. Only those matters set forth in the notice of the special meeting may be considered or acted upon at a special meeting of stockholders of the Corporation, unless otherwise provided by law. Advance notice of any matters or nominations which stockholder intend to propose for action at an annual meeting shall be given in the manner provided in the By-laws.

                                   ARTICLE VII

                             LIMITATION OF LIABILITY

         A director of this Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except to the extent that the elimination or limitation of liability is not permitted under the Delaware General Corporation Law as in effect when such liability is determined. No amendment or repeal of this provision shall deprive a director of the benefits hereof with respect to any act or omission occurring prior to such amendment or repeal.

         Any repeal or modification of this Article VII by either of (in) the stockholders of the Corporation or (ii) an amendment to the DGCL, shall not adversely affect any right or protection existing at the time of such repeal or modification with respect to any acts or omissions occurring before such repeal or modification of a person serving as a Director at the time of such repeal or modification.

                                  ARTICLE VIII

                              AMENDMENT OF BY-LAWS

         1. Amendment by Directors Except as otherwise provided by law, the By-laws of the Corporation may be amended or repealed by the Board of Directors.

         2. Amendment by Stockholders. The By-laws of the Corporation may be amended or repealed at any annual meeting of stockholders, or special meeting of stockholders called for such purpose, by the affirmative vote of at least two-thirds of the total votes eligible to be cast on such amendment or repeal by holders of voting stock, voting together as a single class; provided, however, that if the Board of Directors recommends that stockholders approve such amendment or repeal at such meeting of stockholders, such amendment or repeal shall only require the affirmative vote of a majority of the total votes eligible to be cast on such amendment or repeal by holders of voting stock, voting together as a single class.

                                   ARTICLE IX

                    AMENDMENT OF CERTIFICATE OF INCORPORATION

         The Corporation reserves the right to amend or repeal this Certificate of Incorporation in the manner now or hereafter prescribed by statute and this Certificate of Incorporation, and all rights conferred upon stockholders herein are granted subject to this reservation. No amendment or repeal of this Certificate of Incorporation shall be made unless the same is first approved by the Board of Directors pursuant to a resolution adopted by the Board of Directors in accordance with Section 242 of the DGCL, and, except as otherwise provided by law, thereafter approved by the stockholders. Whenever any vote of the holders of voting stock is required to amend or repeal any provision of this Certificate of Incorporation, and in addition to any other vote of holders of voting stock that is required by this Certificate of Incorporation, or by law, the affirmative vote of a majority of the total votes eligible to be cast by holders of voting stock with respect to such amendment or repeal, voting together a single class, at a duly constituted meeting of stockholders called expressly for such purpose shall be required to amend or repeal any provisions of this Certificate of Incorporation; provided, however, that the affirmative vote of not less than 80% of the total votes eligible to be cast by holders of voting stock, voting together as a single class, shall be required to amend or repeal any of the provisions of Article VI or Article X of this Certificate of Incorporation.

                                    ARTICLE X

                                 INDEMNIFICATION

         The Corporation shall, to the fullest extent permitted by the Delaware General Corporation Law, as amended from time to time, indemnify each person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, administrative or investigative, by reason of the fact that such person is or was, or has agreed to become, a director or officer of the corporation, or is or was serving, or has agreed to serve, at the request of the Corporation, as a director, officer or trustee of, or in a similar capacity with, another corporation, as a director, officer or trustee of, or in a similar capacity with, another corporation, partnership, joint venture, trust or other enterprise, from and against all expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person or on his or her behalf in connection with such action, suit or proceeding and any appeal therefrom.

         Indemnification may include payment by the Corporation of expenses in defending an action or proceeding in advance of the final disposition of such action or proceeding upon receipt of any undertaking by the person indemnified to repay such payment if it is ultimately determined that such person in not entitled to indemnification under this Article, which undertaking may be accepted without reference to the financial ability of such person to make such payments.
         The Corporation shall not indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person unless the initiation thereof was approved by the Board of Directors of the Corporation.

         The indemnification rights provided in this Article X (in) shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any law, agreement or vote of stockholders or disinterested directors or otherwise, and (ii) shall inure to the benefit of the heirs, executors and administrators of such persons. The Corporation may, to the extent authorized from time to time by its Board of Directors, grant indemnification rights to other employees or agents of the Corporation or other persons serving the Corporation and such rights may be equivalent to, or greater or less than, those set forth in this Article.

         Any person seeking indemnification under this Article shall be deemed to have met the standard of conduct required for such indemnification unless the contrary shall be established.

         Any amendment or repeal of the provisions of this Article shall not adversely affect any right or protection of a director or officer of the Corporation with respect to any act or omission of such director or officer occurring prior to such amendment or repeal.

                                   ARTICLE XI

                                      BOOKS

         The  books  of  this   Corporation   may  (subject  to  any   statutory
requirements) be kept outside the State of Delaware as may be designated by the Board of Directors or in the Bylaws.
                  [Remainder of page left intentionally blank]

                                  WASTE SYSTEMS INTERNATIONAL, INC.


                                   By:  /s/Philip Strauss
                                       -------------------------------
                                       Philip Strauss
                                       President


                                  By:    /s/Robert Rivkin
                                        -------------------------------
                                        Robert Rivkin
                                        Secretary

Exhibit 3(i).2

                        WASTE SYSTEMS INTERNATIONAL, INC.

               CERTIFICATE OF DESIGNATIONS, PREFERENCES AND RIGHTS
                         OF A SERIES OF PREFERRED STOCK
                     (Series B Convertible Preferred Stock)


                     By Resolution of the Board of Directors





         We, Philip Strauss, President, and Robert Rivkin, Secretary, of Waste Systems International, Inc., a corporation organized and existing under the General Corporation Law of the State of Delaware (the "Corporation"), in accordance with Section 151 of the Delaware General Corporation Act, do hereby certify:

         That, pursuant to authority conferred upon the Board of Directors of the Corporation by the Articles of Incorporation of said Corporation, as amended, and pursuant to the provisions of Section 151 of the Delaware General Business Corporation Act, said Board of Directors on December 5, 1997 unanimously adopted a resolution providing for the designations, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, including, without limiting the generality of the foregoing, such provisions as may be desired concerning voting, redemption, dividends, dissolution or the distribution of assets, and conversion or exchange, of a series of preferred stock, which resolution is as follows:

              RESOLVED, that pursuant to the authority vested in the Board of Directors of the Corporation in accordance with the provisions of the Articles of Incorporation of the Corporation, as amended, a series of preferred stock of the Corporation known as Series B Convertible Preferred Stock (the "Series B Preferred Stock") be, and it hereby is, created, classified, and authorized, and the issuance thereof is provided for, and that the designation and number of shares, and relative rights, preferences and limitations thereof, shall be as set forth in the form appended hereto as Exhibit A.

                                    EXHIBIT A

         .        Designation.  The shares of the series of Preferred Stock
shall be designated as "Series B Convertible Preferred Stock," and the number of shares constituting such series shall be 100,000. The par value of the Series B Convertible Preferred Stock shall be $.001 per share.

         . Dividends. The holders of outstanding shares of the Series B Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available for the payment of dividends, dividends at the annual rate of $6.00 per share. All dividends shall be cumulative and shall be payable annually in arrears on June 26th of each year, commencing on June 26, 1998, in preference to and with priority over dividends on the common stock of the Corporation, par value $.001 per share (the "Common Stock"). Such dividends shall be cumulative and shall accrue (whether or not earned or declared, and whether or not there are funds legally available therefor) without interest from the first day of the annual period in which such dividend may be payable as herein provided or from the date of first issuance of the Series B Preferred Stock, if later. Any dividends that accrue may be paid, at the option and in the sole discretion of the Board of Directors, in cash or, in whole or in part, by issuing fully paid and non-assessable shares of Series B Preferred Stock, valued for such purpose at $100 per share. All dividends paid with respect to shares of the Series B Preferred Stock pursuant to this Section 2 hereof shall be paid pro rata to the holders entitled thereto. Declaration and payment of such dividends shall be made each year unless otherwise determined by the Board of Directors with respect to a particular year.

         .        Liquidation, Dissolution or Winding Up.

                  () In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, holders of each share of Series B Preferred Stock outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to stockholders, whether such assets are capital, surplus, or earnings, an amount equal to $100 per share of Series B Preferred Stock held plus any accrued and unpaid dividends with respect thereto to which holders of the Series B Preferred Stock have become entitled (the "Liquidation Preference"); provided, however, that such Liquidation Preference is payable after any payment shall be made to holders of the Series A Convertible Preferred Stock, par value $.001 per share, which shall rank on liquidation senior to the Series B Preferred Stock, but before any payment shall be made to the holders of any class of Common Stock or of any stock ranking on liquidation junior to the Series B Preferred Stock. If upon any liquidation, dissolution, or winding up of the Corporation, the assets to be distributed to the holders of the Series B Preferred Stock under the foregoing sentence shall be insufficient to permit payment to such shareholders of the full preferential amounts aforesaid, then all of the assets of the Corporation available for distribution to such holders under such sentence shall be distributed to such holders pro rata, so that each holder receives that portion of the assets available for distribution as the number of shares of Series B Preferred Stock held by such holder bears to the total number of shares of Series B Preferred Stock then outstanding. After the payment of all preferential amounts required to be paid to the holders of the Series B Preferred Stock upon the dissolution, liquidation or winding up of the Corporation, the holders of shares of Series B Preferred Stock and shares of Common Stock then outstanding shall share ratably in the distribution of the remaining assets and funds of the Corporation in proportion to the number of shares of Common Stock held by them or issuable upon conversion of shares of Series B Preferred Stock held by them.

                  () The amount per share set forth in Section 3(a) shall be appropriately adjusted for any stock split, stock combinations, stock dividends or similar recapitalizations with respect to the Series B Preferred Stock.

         .        Voting Power.

                  Except as otherwise required by law, the holder of each share of Series B Preferred Stock shall be entitled to vote on all matters. Each share of Series B Preferred Stock shall entitle the holder thereof to such number of votes per share as shall equal the number of shares of Common Stock into which each share of Series B Preferred Stock is then convertible. Except as otherwise required by law, the holders of shares of the Series B Preferred Stock and the Common Stock shall vote together as a single class on all matters.

         .        Conversion.  The holders of the Series B Preferred Stock shall have the following conversion rights:

                  () Subject to and in  compliance  with the  provisions of this
Section 5, any shares of the Series B Preferred Stock may, at the option of the holder, be converted at any time or from time to time into fully-paid and non-assessable shares of Common Stock. The number of shares of Common Stock to which a holder of the Series B Preferred Stock shall be entitled upon conversion shall be the product obtained by multiplying the Applicable Conversion Rate (determined as provided in Section 5(c)) by the number of shares of Series B Preferred Stock being converted. For purposes of this Section 5, the number of shares of Series B Preferred Stock being converted shall include shares of Series B Preferred Stock that would be issuable in payment of any accrued and unpaid dividends at the time of conversion.

                  () () In the event that, at any time after the issuance of shares of Series B Preferred Stock, the average closing price of the Corporation's Common Stock on the Nasdaq SmallCap Market (or, in the event that such security is not traded on the Nasdaq SmallCap Market, such other national or regional securities exchange or automated quotation system upon which such security is listed and principally traded or, if no such price is available, the per share market value of the Common Stock as determined by a nationally recognized investment banking firm or other nationally recognized financial adviser retained by the Corporation for such purpose) is equal to or greater than the Applicable Conversion Value over a period of any twenty (20) successive trading days, the Corporation may, at its option, effect the automatic conversion of shares of Series B Preferred Stock, in whole or in part, at the Applicable Conversion Rate; provided that the Company's option to effect the automatic conversion under this Section 5(b) shall be available only if the Corporation Common Stock does in fact trade on each day in the twenty days prior to the election to effect the automatic conversion. With respect to any automatic conversion of fewer than all the outstanding shares of Series B Preferred Stock, the number of shares to be converted shall be determined by the Board of Directors and the shares to be converted shall be selected pro rata. If the foregoing condition has been satisfied and the Corporation has elected to effect the automatic conversion of shares of Series B Preferred Stock, it shall deliver a notice to that effect by overnight delivery service to each holder of shares of Series B Preferred Stock. The conversion will be effective five (5) days after the delivery of such notice in accordance with the provisions of
Section 5(b)(ii) below.

  ()       Upon the occurrence of the events specified in Section (5)(b)(i), the outstanding shares of Series B Preferred Stock shall be converted automatically without any further action by the holders of such shares and whether or not the certificates representing such shares are surrendered to the Corporation or its transfer agent, provided, however, that the Corporation shall not be obligated to issue certificates evidencing the shares of Common Stock issuable upon such conversion unless certificates evidencing such shares of the Series B Preferred Stock being converted are either delivered to the Corporation or any transfer agent, as hereinafter provided, or the holder notifies the Corporation or any transfer agent as hereinafter provided, that such certificates have been lost, stolen or destroyed and executes an agreement satisfactory to the Corporation to indemnify the Corporation from any loss incurred by it in connection therewith.

         Upon the occurrence of the automatic conversion of all of the outstanding Series B Preferred Stock, the holders of the Series B Preferred Stock shall surrender the certificates representing such shares at the office of the Corporation or of any transfer agent for the Common Stock. Thereupon, there shall be issued and delivered to each such holder, promptly at such office and in his name as shown on such surrendered certificate or certificates, a certificate or certificates for the number of shares of Common Stock into which the shares of the Series B Preferred Stock surrendered were convertible on the date on which such automatic conversion occurred.

                  () The conversion rate in effect at any time (the "Applicable Conversion Rate") shall equal the quotient obtained by dividing $100 by the Applicable Conversion Value, calculated as hereinafter provided.

                  ()       The Applicable Conversion Value in effect initially,
and until first adjusted in accordance with Section 5(f) shall be $1.25.

                  () Upon the happening of an Extraordinary Common Stock Event (as hereinafter defined), the Applicable Conversion Value shall, simultaneously with the happening of such Extraordinary Common Stock Event, be adjusted by dividing the then effective Applicable Conversion Value by a fraction, the numerator of which shall be the number of shares of Common Stock of all classes outstanding immediately after such Extraordinary Common Stock Event and the denominator of which shall be the number of shares of Common Stock of all classes outstanding immediately prior to such Extraordinary Common Stock Event, and the quotient so obtained shall thereafter be the Applicable Conversion Value. The Applicable Conversion Value, as so adjusted, shall be readjusted in the same manner upon the happening of any successive Extraordinary Common Stock Event or Events. "Extraordinary Common Stock Event" shall mean (i) the issue of additional shares of the Common Stock of any class as a dividend or other distribution on outstanding Common Stock, (ii) subdivision of outstanding shares of Common Stock of any class into a greater number of shares of the Common Stock, or (iii) combination of outstanding shares of the Common Stock of any class into a smaller number of shares of the Common Stock.

                  () In the event the Corporation shall make or issue, or fix a record date for the determination of holders of Common Stock entitled to receive, a dividend or other distribution payable in securities of the Corporation other than shares of Common Stock, then and in each such event lawful and adequate provision shall be made so that the holders of Series B Preferred Stock shall receive upon conversion thereof in addition to the number of shares of Common Stock receivable thereupon, the number of securities of the Corporation which they would have received had their Series B Preferred Stock been converted into Common Stock on the date of such event and had they thereafter, during the period from the date of such event to and including the Conversion Date (as hereinafter defined), retained such securities receivable by them as aforesaid during such period, giving application to all adjustments called for during such period under this Section 5 with respect to the rights of the holders of the Series B Preferred Stock.

                  () If the Common Stock issuable upon the conversion of the Series B Preferred Stock shall be changed into the same or different number of shares of any class or classes of stock, whether by reclassification or otherwise, then and in each such event the holder of each share of Series B Preferred Stock shall have the right thereafter to convert such share into the kind and amount of shares of stock and other securities and property receivable upon such reorganization, reclassification or other change, by holders of the number of shares of Common Stock into which such shares of Series B Preferred Stock might have been converted immediately prior to such reorganization, reclassification or change, all subject to further adjustment as provided herein.

                  () If at any time or from time to time there shall be a capital reorganization of the Common Stock or a merger or consolidation of the Corporation with or into another Corporation or the sale of all or substantially all of the Corporation's properties and assets to any other person, then, as a part of and as a condition to the effectiveness of such reorganization, merger, consolidation or sale, lawful and adequate provision shall be made so that the holders of the Series B Preferred Stock shall thereafter be entitled to receive upon conversion of the Series B Preferred Stock the number of shares of stock or other securities or property of the Corporation or of the successor Corporation resulting from such merger or consolidation or sale, to which a holder of Common Stock deliverable upon conversion would have been entitled on such capital reorganization, merger, consolidation, or sale. In any such case, appropriate provisions shall be made with respect to the rights of the holders of the Series B Preferred Stock after the reorganization, merger, consolidation or sale to the end that the provisions of this Section 5 (including without limitation provisions for adjustment of the Applicable Conversion Value and the number of shares purchasable upon conversion of the Series B Preferred Stock) shall thereafter be applicable, as nearly as may be, with respect to any shares of stock, securities or assets to be deliverable thereafter upon the conversion of the Series B Preferred Stock.

         Each holder of Series B Preferred Stock upon the occurrence of a capital reorganization, merger or consolidation of the Corporation or the sale of all or substantially all its assets and properties as such events are more fully set forth in the first paragraph of this Section 5(h), shall have the option of (i) receiving the Liquidation Preference or (ii) electing treatment of its shares of Series B Preferred Stock under the preceding paragraph of this
Section 5(h), notice of which election shall be submitted in writing to the Corporation at its principal offices no later than ten (10) days before the effective date of such event.

                  () In each case of an adjustment or readjustment of the Applicable Conversion Rate, the Corporation will furnish each holder of Series B Preferred Stock with a certificate, prepared by the chief financial officer of the Corporation, showing such adjustment or readjustment, and stating in detail the facts upon which such adjustment or readjustment is based.

                  () To exercise its conversion privilege as provided in Section 5(a) above, a holder of Series B Preferred Stock shall surrender the certificate or certificates representing the shares being converted to the Corporation at its principal office, and shall give written notice to the Corporation at that office that such holder elects to convert such shares. Such notice shall also state the name or names (with address or addresses) in which the certificate or certificates for shares of Common Stock issuable upon such conversion shall be issued. The certificate or certificates for shares of Series B Preferred Stock surrendered for conversion shall be accompanied by proper assignment thereof to the Corporation or in blank. The date when such written notice is received by the Corporation together with the certificate or certificates representing the shares of Series B Preferred Stock being converted, shall be the "Conversion Date." As promptly as practicable after the Conversion Date, the Corporation shall issue and shall deliver to the holder of the shares of Series B Preferred Stock being converted, or on its written order, a certificate or certificates as it may request for the number of full shares of Common Stock issuable upon the conversion of such shares of Series B Preferred Stock in accordance with the provisions of this Section 5 and cash as provided in Section 5(k), in respect of any fraction of a share of Common Stock issuable upon such conversion. Such conversion shall be deemed to have been effected immediately prior to the close of business on the Conversion Date, and at such time the rights of the holder as holder of the converted shares of Series B Preferred Stock shall cease and the person or persons in whose name or names any certificate or certificates for shares of Common Stock shall be issuable upon such conversion shall be deemed to have become the holder or holders of record of shares of Common Stock represented thereby.

                  () No fractional shares of Common Stock or scrip representing fractional shares shall be issued upon conversion of Series B Preferred Stock. Instead of any fractional shares of Common Stock which would otherwise be issuable upon conversion of Series B Preferred Stock, the Corporation shall pay to the holder of the shares of Series B Preferred Stock which were converted a cash adjustment in respect of such fraction in an amount equal to the same fraction of the market price per share of the Common Stock (as determined in a manner prescribed by the Board of Directors) at the close of business on the Conversion Date.

                  () In the event some but not all of the shares of Series B Preferred Stock represented by a certificate or certificates surrendered by a holder are converted, the Corporation shall execute and deliver to or on the order of the holder, at the expense of the Corporation, a new certificate representing the number of shares of Series B Preferred Stock which were not converted.

                  () The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of the Series B Preferred Stock, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the Series B Preferred Stock, and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the Series B Preferred Stock, the Corporation shall take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purpose.

         .        Redemption.

                  () Call Redemption. If any shares of Series B Preferred Stock shall be outstanding on October 6, 2000, the Corporation may redeem, at the option of the Corporation in its sole discretion, to the extent it has funds legally available therefor, at any time or from time to time, in whole or in part, shares of Series B Preferred Stock (a "Call Redemption") at a price per share equal to the Liquidation Preference plus any accrued and unpaid dividends with respect to such shares to which the holders of the Series B Preferred Stock have become entitled (the "Redemption Price"). With respect to any Call Redemption of fewer than all of the outstanding shares of Series B Preferred Stock, the number of shares to be redeemed shall be determined by the Board of Directors and the shares to be redeemed shall be selected pro rata.

                  () Notice of Call Redemption. Notice of any Call Redemption of shares of Series B Preferred Stock, specifying the time and place of redemption and the Redemption Price (a "Redemption Notice"), shall be sent by overnight delivery service to each holder of Series B Preferred Stock to be redeemed, at the address for such holder shown on the Corporation's record not more than sixty (60) nor less than thirty (30) days prior to the Redemption Date (as hereinafter defined). If less than all the shares of Series B Preferred Stock owned by such holder are then to be redeemed, the Redemption Notice shall also specify the number of shares which are to be redeemed; provided, however, that no failure to given such Redemption Notice nor any defect therein shall affect the validity of the procedure for the redemption of any shares of Series B Preferred Stock to be redeemed except as to the holder to whom the Corporation has failed to give said Redemption Notice or except as to the holder whose Redemption Notice was defective. Each such Redemption Notice shall state: (i) the Redemption Date (as hereinafter defined); (ii) the Redemption Price (as hereinafter defined); (iii) the number of shares of Series B Preferred Stock to be redeemed and, if fewer than all the shares of Series B Preferred Stock held by a holder are to be redeemed, the number of shares thereof to be redeemed from such holder; (iv) the manner and place or places at which payment for the shares of Series B Preferred Stock offered for redemption will be made, presentation and surrender to the Corporation of the certificates evidencing the shares being redeemed; (v) that dividends on the shares of Series B Preferred Stock being redeemed shall cease to accrue on the Redemption Date unless the Corporation defaults in the payment of the Redemption Price; and (vi) that the rights of holders of Series B Preferred Stock as stockholder of the Corporation with respect to shares being redeemed shall terminate as of the Redemption Date unless the Corporation defaults in the payment of the Redemption Price. Upon mailing any such Redemption Notice, the Corporation shall become obligated to redeem at the Redemption Price on the applicable Redemption Date all shares of Series B Preferred Stock therein specified.

                  ()       Redemption Date.  The Corporation shall fix the date
for a Call Redemption (the "Redemption Date") no earlier than thirty (30) but not more than sixty (60) days after the Redemption Notice is sent as set forth in Section 6(b) hereof.

                  () Payment and Surrender. On any Redemption Date, the full Redemption Price shall become payable in cash for the shares of Series B Preferred Stock being redeemed on such Redemption Date. As a condition of payment of the Redemption Price, each holder of Series B Preferred Stock must surrender the certificate or certificates representing the shares of Series B Preferred Stock being redeemed to the Corporation in the manner and at the place designated in the Redemption Notice or in the event such certificate or certificates have been lost, stolen or destroyed, must execute an agreement satisfactory to the Corporation to indemnify the Corporation from any loss incurred by it in connection therewith. Each surrendered certificate shall be canceled and retired. All redemption payments will be made to the holders of the shares being redeemed.

                  () Termination. On any Redemption Date, unless the Corporation defaults in the payment in full of the Redemption Price, dividends on the Series B Preferred Stock redeemed shall cease to accumulate, and all rights of holders of such redeemed shares shall terminate, except for the right to receive the Redemption Price.

         .        Restrictions and Limitations.

                  (a) Corporate Action. Except as expressly provided herein or as required by law, so long as any shares of Series B Preferred Stock remain outstanding, the Corporation shall not without the approval by vote or written consent (which written consent need not be unanimous) by the holders of at least fifty-one percent (51%) of the then outstanding shares of Series B Preferred Stock, voting as a separate class:

                          (i)     authorize or issue, or obligate itself to
authorize or issue, any equity security senior to or on parity with the Series B Preferred Stock as to liquidation preferences, dividend rights, redemption rights or voting rights (except for common stock as to voting rights); or

                          (ii)    amend, restate, modify or alter the by-laws of
the Corporation in any way which adversely affects the rights of the holders of the Series B Preferred Stock;

         . No Reissuance of Series B Preferred Stock. No share or shares of the Series B Preferred Stock acquired by the Corporation by reason of redemption, purchase, conversion or otherwise shall be reissued, and all such shares shall be canceled, retired, and eliminated from the shares which the Corporation shall be authorized to issue. The Corporation may from time to time take such appropriate corporate action as may be necessary to reduce the authorized number of shares of the Series B Preferred Stock accordingly.

         . Notices of Record Date. In the event (i) the Corporation establishes a record date to determine the holders of any class of securities who are entitled to receive any dividend or other distribution, or (ii) there occurs any capital reorganization of the Corporation, any reclassification or recapitalization of the capital stock of the Corporation, any merger or consolidation of the Corporation, and any transfer of all or substantially all of the assets of the Corporation to any other Corporation, or any other entity or person, or any voluntary or involuntary dissolution, liquidation or winding up of the Corporation, the Corporation shall mail to each holder of Series B Preferred Stock at least twenty (20) days prior to the record date specified therein, a notice specifying (a) the date of such record date for the purpose of such dividend or distribution and a description of such dividend or distribution, (b) the date on which any such reorganization, reclassification, transfer, consolidation, merger, dissolution, liquidation or winding up is expected to become effective, and (c) the time, if any, that is to be fixed, as to when the holders of record of Common Stock (or other securities) shall be entitled to exchange their shares of Common Stock (or other securities) for securities or other property deliverable upon such reorganization, reclassification, transfer, consolidation, merger, dissolution, liquidation or winding up.

         . Other Rights. Except as otherwise provided in this resolution or as otherwise may be required by law, each share of Series B Preferred Stock and each share of Common Stock shall be identical in all respects, shall have the same powers, preferences and rights, without preference of any such class or share over any other such class or share, and shall be treated as a single class of stock for all purposes. IN WITNESS WHEREOF, Waste Systems International, Inc. has caused this certificate to be executed under seal by Philip Strauss, its President, and Robert Rivkin, its Secretary, as of the 3rd day of December, 1997.

                                   By:  /s/ Philip Strauss
                                        ------------------
                                        Philip Strauss
                                        President


                                   By:   /s/ Robert Rivkin
                                         -----------------
                                         Robert Rivkin
                                         Secretary




State of                            )
                                    ) ss:
County of                           )
                                    )

         On ___________________ personally appeared before me, a Notary Public, Philip Strauss and Robert Rivkin, who acknowledges that they executed the above instrument.

                                 Notary Public

                                 My commission expires:


(SEAL)

Exhibit 3(i).3

                            CERTIFICATE OF CORRECTION
                       FILED TO CORRECT A CERTAIN ERROR IN
                         THE SECOND AMENDED AND RESTATED
                          CERTIFICATE OF INCORPORATION
                                       OF
                        WASTE SYSTEMS INTERNATIONAL, INC.
                             FILED IN THE OFFICE OF
                       THE SECRETARY OF STATE OF DELAWARE
                                       ON
                                FEBRUARY 13, 1998


         Waste Systems International, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware,
         DOES HEREBY CERTIFY:
         . The name of the corporation is Waste Systems International, Inc.
         . That Seconded Amended and Restated Certificate of Incorporation was filed by Secretary of State of Delaware on February 13, 1998 and that said Certificate requires correction as permitted by Section 103 of the General Corporation law of the State of Delaware.
         .        The inaccuracy or defect of said Certificate to be corrected is as follows:
         The Second Amended and Restated Certificate of Incorporation, page 1, recital paragraph 3 is hereby deleted in its entirety and replaced with the following:
         "The text of the Certificate of Incorporation is hereby amended and restated in its entirety to provide as herein set forth in full; provided, however, that the Certificate of Designation of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on October 20, 1997, a copy of which is attached hereto as Appendix A, shall remain in full force and effect as if fully set forth herein."
         IN WITNESS WHEREOF, said Waste Systems International, Inc. has caused this Certificate to be signed by Mr. Robert Rivkin its Chief Financial Officer, this 13th day of March, 1998.
                                  Waste Systems International, Inc.



                                     By:  /s/ Robert Rivkin

                                          -----------------------
                                          Robert Rivkin
                                          Chief Financial Officer

Exhibit 3(ii).1


                                     BYLAWS

                                       OF

                        WASTE SYSTEMS INTERNATIONAL, INC.


                                    ARTICLE I

                                  Stockholders

         SECTION 1. Annual Meeting. The annual meeting of stockholders shall be held at the hour, date and place within or without the United States which is fixed by the majority of the Board of Directors, the Chairman of the Board, if one is elected, or the President, which time, date and place may subsequently be changed at any time by vote of the Board of Directors. If no annual meeting has been held for a period of thirteen months after the Corporation's last annual meeting of stockholders, a special meeting in lieu thereof may be held, and such special meeting shall have, for the purposes of these Bylaws or otherwise, all the force and effect of an annual meeting. Any and all references hereafter in these Bylaws to an annual meeting or annual meetings also shall be deemed to refer to any special meeting(s) in lieu thereof.

         SECTION 2. Matters to be Considered at Annual Meetings. At any annual meeting of stockholders or any special meeting in lieu of annual meeting of stockholders (the "Annual Meeting"), only such business shall be conducted, and only such proposals shall be acted upon, as shall have been properly brought before such Annual Meeting. To be considered as properly brought before an Annual Meeting, business must be: (a) specified in the notice of meeting, (b) otherwise properly brought before the meeting by, or at the direction of, the Board of Directors, or (c) otherwise properly brought before the meeting by any holder of record (both as of the time notice of such proposal is given by the stockholder as set forth below and as of the record date for the Annual Meeting in question) of any shares of capital stock of the Corporation entitled to vote at such Annual Meeting who complies with the requirements set forth in this
Section 2.

         In addition to any other applicable requirements, for business to be properly brought before an Annual Meeting by a stockholder of record of any shares of capital stock entitled to vote at such Annual Meeting, such stockholder shall: (i) give timely notice as required by this Section 2 to the Secretary of the Corporation and (ii) be present at such meeting, either in person or by a representative. For all Annual Meetings, a stockholder's notice shall be timely if delivered to, or mailed to and received by, the Corporation at its principal executive office not less than 75 days nor more than 120 days prior to the anniversary date of the immediately preceding Annual Meeting (the "Anniversary Date"); provided, however, that in the event the Annual Meeting is scheduled to be held on a date more than 30 days before the Anniversary Date or more than 60 days after the Anniversary Date, a stockholder's notice shall be timely if delivered to, or mailed to and received by, the Corporation at its principal executive office not later than the close of business on the later of
(A) the 75th day prior to the scheduled date of such Annual Meeting or (B) the 15th day following the day on which public announcement of the date of such Annual Meeting is first made by the Corporation.

         For purposes of these Bylaws, "public announcement" shall mean: (i) disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service, (ii) a report or other document filed publicly with the Securities and Exchange Commission (including, without limitation, a Form 8-K), or (iii) a letter or report sent to stockholders of record of the Corporation at the time of the mailing of such letter or report.

         A stockholder's notice to the Secretary shall set forth as to each matter proposed to be brought before an Annual Meeting: (i) a brief description of the business the stockholder desires to bring before such Annual Meeting and the reasons for conducting such business at such Annual Meeting, (ii) the name and address, as they appear on the Corporation's stock transfer books, of the stockholder proposing such business, (iii) the class and number of shares of the Corporation's capital stock beneficially owned by the stockholder proposing such business, (iv) the names and addresses of the beneficial owners, if any, of any capital stock of the Corporation registered in such stockholder's name on such books, and the class and number of shares of the Corporation's capital stock beneficially owned by such beneficial owners, (v) the names and addresses of other stockholders known by the stockholder proposing such business to support such proposal, and the class and number of shares of the Corporation's capital stock beneficially owned by such other stockholders, and (vi) any material interest of the stockholder proposing to bring such business before such meeting (or any other stockholders known to be supporting such proposal) in such proposal.

         If the Board of Directors or a designated committee thereof determines that any stockholder proposal was not made in a timely fashion in accordance with the provisions of this Section 2 or that the information provided in a stockholder's notice does not satisfy the information requirements of this
Section 2 in any material respect, such proposal shall not be presented for action at the Annual Meeting in question. If neither the Board of Directors nor such committee makes a determination as to the validity of any stockholder proposal in the manner set forth above, the presiding officer of the Annual Meeting shall determine whether the stockholder proposal was made in accordance with the terms of this Section 2. If the presiding officer determines that any stockholder proposal was not made in a timely fashion in accordance with the provisions of this Section 2 or that the information provided in a stockholder's notice does not satisfy the information requirements of this Section 2 in any material respect, such proposal shall not be presented for action at the Annual Meeting in question. If the Board of Directors, a designated committee thereof or the presiding officer determines that a stockholder proposal was made in accordance with the requirements of this Section 2, the presiding officer shall so declare at the Annual Meeting and ballots shall be provided for use at the meeting with respect to such proposal.

         Notwithstanding the foregoing provisions of this Bylaw, a stockholder shall also comply with all applicable requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations thereunder with respect to the matters set forth in this By-Law, and nothing in this By-Law shall be deemed to affect any rights of stockholders to request inclusion of proposals in the Corporation's proxy statement pursuant to Rule 14a-8 under the Exchange Act.

         SECTION 3. Special Meetings. Except as otherwise required by law and subject to the rights, if any, of the holders of any series of Preferred Stock of the Corporation, special meetings of the stockholders of the Corporation may be called only by the Board of Directors pursuant to a resolution approved by the affirmative vote of a majority of the Directors then in office.

         SECTION 4. Matters to be Considered at Special Meetings. Only those matters set forth in the notice of the special meeting may be considered or acted upon at a special meeting of stockholders of the Corporation, unless otherwise provided by law.

         SECTION 5. Notice of Meetings; Adjournments. A written notice of all Annual Meetings stating the hour, date and place of such Annual Meetings shall be given by the Secretary or an Assistant Secretary (or other person authorized by these Bylaws or by law) not less than 10 days nor more than 60 days before the Annual Meeting, to each stockholder entitled to vote thereat and to each stockholder who, by law or under the Amended and Restated Certificate of Incorporation of the Corporation (as the same may hereafter be amended and/or restated, the "Certificate") or under these Bylaws, is entitled to such notice, by delivering such notice to him or by mailing it, postage prepaid, addressed to such stockholder at the address of such stockholder as it appears on the Corporation's stock transfer books. Such notice shall be deemed to be delivered when hand delivered to such address or deposited in the mail so addressed, with postage prepaid.

         Notice of all special meetings of stockholders shall be given in the same manner as provided for Annual Meetings, except that the written notice of all special meetings shall state the purpose or purposes for which the meeting has been called.

         Notice of an Annual Meeting or special meeting of stockholders need not be given to a stockholder if a written waiver of notice is signed before or after such meeting by such stockholder or if such stockholder attends such meeting, unless such attendance was for the express purpose of objecting at the beginning of the meeting to the transaction of any business because the meeting was not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any Annual Meeting or special meeting of stockholders need be specified in any written waiver of notice.

         The Board of Directors may postpone and reschedule any previously scheduled Annual Meeting or special meeting of stockholders and any record date with respect thereto, regardless of whether any notice or public disclosure with respect to any such meeting has been sent or made pursuant to Section 2 of this
Article I or Section 3 of Article II hereof or otherwise. In no event shall the public announcement of an adjournment, postponement or rescheduling of any previously scheduled meeting of stockholders commence a new time period for the giving of a stockholder's notice under Section 2 of Article I and Section 3 of
Article II of these Bylaws.

         When any meeting is convened, the presiding officer may adjourn the meeting if (a) no quorum is present for the transaction of business, (b) the Board of Directors determines that adjournment is necessary or appropriate to enable the stockholders to consider fully information which the Board of Directors determines has not been made sufficiently or timely available to stockholders, or (c) the Board of Directors determines that adjournment is otherwise in the best interests of the Corporation. When any Annual Meeting or special meeting of stockholders is adjourned to another hour, date or place, notice need not be given of the adjourned meeting other than an announcement at the meeting at which the adjournment is taken of the hour, date and place to which the meeting is adjourned; provided, however, that if the adjournment is for more than 30 days, or if after the adjournment a new record date is fixed for the adjourned meeting, notice of the adjourned meeting shall be given to each stockholder of record entitled to vote thereat and each stockholder who, by law or under the Certificate or these Bylaws, is entitled to such notice.

         SECTION 6. Quorum. The holders of shares of voting stock representing a majority of the voting power of the outstanding shares of voting stock issued, outstanding and entitled to vote at a meeting of stockholders, represented in person or by proxy at such meeting, shall constitute a quorum; but if less than a quorum is present at a meeting, the holders of voting stock representing a majority of the voting power present at the meeting or the presiding officer may adjourn the meeting from time to time, and the meeting may be held as adjourned without further notice, except as provided in Section 5 of this Article I. At such adjourned meeting at which a quorum is present, any business may be transacted which might have been transacted at the meeting as originally noticed. The stockholders present at a duly constituted meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

         SECTION 7. Voting and Proxies. Stockholders shall have one vote for each share of stock entitled to vote owned by them of record according to the books of the Corporation, unless otherwise provided by law or by the Certificate. Stockholders may vote either in person or by written proxy, but no proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period. Proxies shall be filed with the Secretary of the meeting before being voted. Except as otherwise limited therein or as otherwise provided by law, proxies shall entitle the persons authorized thereby to vote at any adjournment of such meeting, but they shall not be valid after final adjournment of such meeting. A proxy with respect to stock held in the name of two or more persons shall be valid if executed by or on behalf of any one of them unless at or prior to the exercise of the proxy the Corporation receives a specific written notice to the contrary from any one of them. A proxy purporting to be executed by or on behalf of a stockholder shall be deemed valid, and the burden of proving invalidity shall rest on the challenger.

         SECTION 8. Action at Meeting. When a quorum is present, any matter before any meeting of stockholders shall be decided by the vote of a majority of the voting power of shares of voting stock, present in person or represented by proxy at such meeting and entitled to vote on such matter, except where a larger vote is required by law, by the Certificate or by these Bylaws. Any election by stockholders shall be determined by a plurality of the votes cast, except where a larger vote is required by law, by the Certificate or by these Bylaws. The Corporation shall not directly or indirectly vote any shares of its own stock; provided, however, that the Corporation may vote shares which it holds in a fiduciary capacity to the extent permitted by law.

         SECTION 9. Action by Consent. Any action required or permitted to be taken by the Stockholders of the Corporation at any annual or special meeting of stockholders of the Corporation must be effected at a duly-called Annual or Special Meeting of Stockholders and may not be taken or effected by a written consent of stockholders in lieu thereof.

         SECTION 10. Stockholder Lists. The Secretary or an Assistant Secretary (or the Corporation's transfer agent or other person authorized by these Bylaws or by law) shall prepare and make, at least 10 days before every Annual Meeting or special meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least 10 days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the hour, date and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

         SECTION 11. Presiding Officer. The Chairman of the Board, if one is elected, or if not elected or in his or her absence, the President, shall preside at all Annual Meetings or special meetings of stockholders and shall have the power, among other things, to adjourn such meeting at any time and from time to time, subject to Sections 5 and 6 of this Article I. The order of business and all other matters of procedure at any meeting of the stockholders shall be determined by the presiding officer.

         SECTION 12. Voting Procedures and Inspectors of Elections. The Corporation shall, in advance of any meeting of stockholders, appoint one or more inspectors to act at the meeting and make a written report thereof. The Corporation may designate one or more persons as alternate inspectors to replace any inspector who fails to act. If no inspector or alternate is able to act at a meeting of stockholders, the presiding officer shall appoint one or more inspectors to act at the meeting. Any inspector may, but need not, be an officer, employee or agent of the Corporation. Each inspector, before entering upon the discharge of his or her duties, shall take and sign an oath faithfully to execute the duties of inspector with strict impartiality and according to the best of his or her ability. The inspectors shall perform such duties as are required by the General Corporation Law of the State of Delaware, as amended from time to time (the "DGCL"), including the counting of all votes and ballots. The inspectors may appoint or retain other persons or entities to assist the inspectors in the performance of the duties of the inspectors. The presiding officer may review all determinations made by the inspector(s), and in so doing the presiding officer shall be entitled to exercise his or her sole judgment and discretion and he or she shall not be bound by any determinations made by the inspector(s). All determinations by the inspector(s) and, if applicable, the presiding officer shall be subject to further review by any court of competent jurisdiction.

                                   ARTICLE II

                                    Directors

         SECTION 1. Powers. The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors except as otherwise provided by the Certificate or required by law.

         SECTION 2. Number and Terms. The number of Directors of the Corporation shall be fixed by resolution duly adopted from time to time by the Board of Directors. The Directors shall hold office in the manner provided in the Certificate.

         SECTION 3. Director Nominations. Nominations of candidates for election as directors of the Corporation at any Annual Meeting may be made only (a) by, or at the direction of, a majority of the Board of Directors or (b) by any holder of record (both as of the time notice of such nomination is given by the stockholder as set forth below and as of the record date for the Annual Meeting in question) of any shares of the capital stock of the Corporation entitled to vote at such Annual Meeting who complies with the timing, informational and other requirements set forth in this Section 3. Any stockholder who has complied with the timing, informational and other requirements set forth in this Section 3 and who seeks to make such a nomination, or his, her or its representative, must be present in person at the Annual Meeting. Only persons nominated in accordance with the procedures set forth in this Section 3 shall be eligible for election as directors at an Annual Meeting.

         Nominations, other than those made by, or at the direction of, the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the Corporation as set forth in this Section 3. For the first Annual Meeting following the initial public offering of common stock of the Corporation, a stockholder's notice shall be timely if delivered to, or mailed to and received by, the Corporation at its principal executive office not later than the close of business on the later of (A) the 75th day prior to the scheduled date of such Annual Meeting or (B) the 15th day following the day on which public announcement of the date of such Annual Meeting is first made by the Corporation. For all subsequent Annual Meetings, a stockholder's notice shall be timely if delivered to, or mailed to and received by, the Corporation at its principal executive office not less than 75 days nor more than 120 days prior to the Anniversary Date; provided, however, that in the event the Annual Meeting is scheduled to be held on a date more than 30 days before the
Anniversary Date or more than 60 days after the Anniversary Date, a stockholder's notice shall be timely if delivered to, or mailed and received by, the Corporation at its principal executive office not later than the close of business on the later of (i) the 75th day prior to the scheduled date of such Annual Meeting or (ii) the 15th day following the day on which public announcement of the date of such Annual Meeting is first made by the Corporation.

         A stockholder's notice to the Secretary shall set forth as to each person whom the stockholder proposes to nominate for election or re-election as a director: (i) the name, age, business address and residence address of such person, (ii) the principal occupation or employment of such person, (iii) the class and number of shares of the Corporation's capital stock which are beneficially owned by such person on the date of such stockholder notice, and
(iv) the consent of each nominee to serve as a director if elected. A stockholder's notice to the Secretary shall further set forth as to the stockholder giving such notice: (i) the name and address, as they appear on the Corporation's stock transfer books, of such stockholder and of the beneficial owners (if any) of the Corporation's capital stock registered in such stockholder's name and the name and address of other stockholders known by such stockholder to be supporting such nominee(s), (ii) the class and number of shares of the Corporation's capital stock which are held of record, beneficially owned or represented by proxy by such stockholder and by any other stockholders known by such stockholder to be supporting such nominee(s) on the record date for the Annual Meeting in question (if such date shall then have been made publicly available) and on the date of such stockholder's notice, and (iii) a description of all arrangements or understandings between such stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by such stockholder.

         If the Board of Directors or a designated committee thereof determines that any stockholder nomination was not made in accordance with the terms of this Section 3 or that the information provided in a stockholder's notice does not satisfy the informational requirements of this Section 3 in any material respect, then such nomination shall not be considered at the Annual Meeting in question. If neither the Board of Directors nor such committee makes a determination as to whether a nomination was made in accordance with the provisions of this Section 3, the presiding officer of the Annual Meeting shall determine whether a nomination was made in accordance with such provisions. If the presiding officer determines that any stockholder nomination was not made in accordance with the terms of this Section 3 or that the information provided in a stockholder's notice does not satisfy the informational requirements of this
Section 3 in any material respect, then such nomination shall not be considered at the Annual Meeting in question. If the Board of Directors, a designated committee thereof or the presiding officer determines that a nomination was made in accordance with the terms of this Section 3, the presiding officer shall so declare at the Annual Meeting and ballots shall be provided for use at the meeting with respect to such nominee.

         Notwithstanding anything to the contrary in the second sentence of the second paragraph of this Section 3, in the event that the number of directors to be elected to the Board of Directors of the Corporation is increased and there is no public announcement by the Corporation naming all of the nominees for director or specifying the size of the increased Board of Directors at least 75 days prior to the Anniversary Date, a stockholder's notice required by this
Section 3 shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if such notice shall be delivered to, or mailed to and received by, the Corporation at its principal executive office not later than the close of business on the 15th day following the day on which such public announcement is first made by the Corporation.

         No person shall be elected by the stockholders as a Director of the Corporation unless nominated in accordance with the procedures set forth in this Section. Election of Directors at the annual meeting need not be by written ballot, unless otherwise provided by the Board of Directors or presiding officer at such annual meeting. If written ballots are to be used, ballots bearing the names of all the persons who have been nominated for election as Directors at the annual meeting in accordance with the procedures set forth in this Section shall be provided for use at the annual meeting.

         SECTION 4. Qualification. No Director need be a stockholder of the Corporation.

         SECTION 5. Vacancies. Subject to the rights, if any, of the holders of any series of Preferred Stock of the Corporation to elect Directors and to fill vacancies in the Board of Directors relating thereto, any and all vacancies in the Board of Directors, however occurring, including, without limitation, by reason of an increase in size of the Board of Directors, or the death, resignation, disqualification or removal of a Director, shall be filled solely by the affirmative vote of a majority of the remaining Directors then in office, even if less than a quorum of the Board of Directors. Any Director appointed in accordance with the preceding sentence shall hold office for the remainder of the full term of the class of Directors in which the new directorship was created or the vacancy occurred and until such Director's successor shall have been duly elected and qualified or until his or her earlier resignation or removal. Subject to the rights, if any, of the holders of any series of Preferred Stock of the Corporation to elect Directors, when the number of Directors is increased or decreased, the Board of Directors shall determine the class or classes to which the increased or decreased number of Directors shall be apportioned; provided, however, that no decrease in the number of Directors shall shorten the term of any incumbent Director. In the event of a vacancy in the Board of Directors, the remaining Directors, except as otherwise provided by law, may exercise the powers of the full Board of Directors until the vacancy is filled.

         SECTION 6. Removal. Directors may be removed from office in the manner provided in the Certificate.

         SECTION 7. Resignation. A Director may resign at any time by giving written notice to the Chairman of the Board, if one is elected, the President or the Secretary. A resignation shall be effective upon receipt, unless the resignation otherwise provides.

         SECTION 8. Regular Meetings. The regular annual meeting of the Board of Directors shall be held, without notice other than this By-Law, on the same date and at the same place as the Annual Meeting following the close of such Annual Meeting of Stockholders. Other regular meetings of the Board of Directors may be held at such hour, date and place as the Board of Directors may by resolution from time to time determine without notice other than such resolution.

         SECTION 9. Special Meetings. Special meetings of the Board of Directors may be called, orally or in writing, by or at the request of a majority of the Directors, the Chairman of the Board, if one is elected, or the President. The person calling any such special meeting of the Board of Directors may fix the hour, date and place thereof.

         SECTION 10. Notice of Meetings. Notice of the hour, date and place of all special meetings of the Board of Directors shall be given to each Director by the Secretary or an Assistant Secretary, or in case of the death, absence, incapacity or refusal of such persons, by the Chairman of the Board, if one is elected, or the President or such other officer designated by the Chairman of the Board, if one is elected, or the President. Notice of any special meeting of the Board of Directors shall be given to each Director in person, by telephone, or by telex, telecopy, telegram, or other written form of electronic communication, sent to his or her business or home address, at least 24 hours in advance of the meeting, or by written notice mailed to his or her business or home address, at least 48 hours in advance of the meeting. Such notice shall be deemed to be delivered when hand delivered to such address, read to such Director by telephone, deposited in the mail so addressed, with postage thereon prepaid if mailed, dispatched or transmitted if telexed or telecopied, or when delivered to the telegraph company if sent by telegram.

         When any Board of Directors meeting, either regular or special, is adjourned for 30 days or more, notice of the adjourned meeting shall be given as in the case of an original meeting. It shall not be necessary to give any notice of the hour, date or place of any meeting adjourned for less than 30 days or of the business to be transacted thereat, other than an announcement at the meeting at which such adjournment is taken of the hour, date and place to which the meeting is adjourned.

         A written waiver of notice signed before or after a meeting by a Director and filed with the records of the meeting shall be deemed to be equivalent to notice of the meeting. The attendance of a Director at a meeting shall constitute a waiver of notice of such meeting, except where a Director attends a meeting for the express purpose of objecting at the beginning of the meeting to the transaction of any business because such meeting is not lawfully called or convened. Except as otherwise required by law, by the Certificate or by these Bylaws, neither the business to be transacted at, nor the purpose of, any meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.

         SECTION 11. Quorum. At any meeting of the Board of Directors, a majority of the Directors then in office shall constitute a quorum for the transaction of business, but if less than a quorum is present at a meeting, a majority of the Directors present may adjourn the meeting from time to time, and the meeting may be held as adjourned without further notice, except as provided in Section 10 of this Article II. Any business which might have been transacted at the meeting as originally noticed may be transacted at such adjourned meeting at which a quorum is present.

         SECTION 12. Action at Meeting. At any meeting of the Board of Directors at which a quorum is present, a majority of the Directors present may take any action on behalf of the Board of Directors, unless otherwise required by law, by the Certificate or by these Bylaws.

         SECTION 13. Action by Consent. Any action required or permitted to be taken at any meeting of the Board of Directors may be taken without a meeting if all members of the Board of Directors consent thereto in writing. Such written consent shall be filed with the records of the meetings of the Board of Directors and shall be treated for all purposes as a vote at a meeting of the Board of Directors.

         SECTION 14. Manner of Participation. Directors may participate in meetings of the Board of Directors by means of conference telephone or similar communications equipment by means of which all Directors participating in the meeting can hear each other, and participation in a meeting in accordance herewith shall constitute presence in person at such meeting for purposes of these Bylaws.

         SECTION 15. Committees. The Board of Directors, by vote of a majority of the Directors then in office, may elect from its number one or more committees, including, without limitation, an Executive Committee, a Compensation Committee, a Stock Option Committee and an Audit Committee, and may delegate thereto some or all of its powers except those which by law, by the Certificate or by these Bylaws may not be delegated. Except as the Board of Directors may otherwise determine, any such committee may make rules for the conduct of its business, but unless otherwise provided by the Board of Directors or in such rules, its business shall be conducted so far as possible in the same manner as is provided by these Bylaws for the Board of Directors. All members of such committees shall hold such offices at the pleasure of the Board of Directors. The Board of Directors may abolish any such committee at any time. Any committee to which the Board of Directors delegates any of its powers or duties shall keep records of its meetings and shall report its action to the Board of Directors. The Board of Directors shall have power to rescind any action of any committee, to the extent permitted by law, but no such rescission shall have retroactive effect.

         SECTION 16. Compensation of Directors. Directors shall receive such compensation for their services as shall be determined by a majority of the Board of Directors provided that Directors who are serving the Corporation as employees and who receive compensation for their services as such, shall not receive any salary or other compensation for their services as Directors of the Corporation.

                                   ARTICLE III

                                    Officers

         SECTION 1. Enumeration. The officers of the Corporation shall consist of a President, a Treasurer, a Secretary and such other officers, including, without limitation, a Chairman of the Board of Directors and one or more Vice Presidents (including Executive Vice Presidents or Senior Vice Presidents), Assistant Vice Presidents, Assistant Treasurers and Assistant Secretaries, as the Board of Directors may determine.

         SECTION 2. Election. At the regular annual meeting of the Board following the annual meeting of stockholders, the Board of Directors shall elect the President, the Treasurer and the Secretary. Other officers may be elected by the Board of Directors at such regular annual meeting of the Board of Directors or at any other regular or special meeting.

         SECTION 3. Qualification. No officer need be a stockholder or a Director. Any person may occupy more than one office of the Corporation at any time. Any officer may be required by the Board of Directors to give bond for the faithful performance of his or her duties in such amount and with such sureties as the Board of Directors may determine.

         SECTION 4. Tenure. Except as otherwise provided by the Certificate or by these Bylaws, each of the officers of the Corporation shall hold office until the regular annual meeting of the Board of Directors following the next annual meeting of stockholders and until his or her successor is elected and qualified or until his or her earlier resignation or removal.

         SECTION 5. Resignation. Any officer may resign by delivering his or her written resignation to the Corporation addressed to the President or the Secretary, and such resignation shall be effective upon receipt unless it is specified to be effective at some other time or upon the happening of some other event.

         SECTION 6. Removal. Except as otherwise provided by law, the Board of Directors may remove any officer with or without cause by the affirmative vote of a majority of the Directors then in office.

         SECTION 7. Absence or Disability. In the event of the absence or disability of any officer, the Board of Directors may designate another officer to act temporarily in place of such absent or disabled officer.

         SECTION 8. Vacancies. Any vacancy in any office may be filled for the unexpired portion of the term by the Board of Directors.

         SECTION 9. President. Unless otherwise provided by the Board of Directors or the Certificate, the President shall be the Chief Executive Officer of the Corporation and shall, subject to the direction of the Board of Directors, have general supervision and control of the Corporation's business. If there is no Chairman of the Board or if he or she is absent, the President shall preside, when present, at all meetings of stockholders and of the Board of Directors. The President shall have such other powers and perform such other duties as the Board of Directors may from time to time designate.

         SECTION 10. Chairman of the Board. The Chairman of the Board, if one is elected, shall preside, when present, at all meetings of the stockholders and of the Board of Directors. The Chairman of the Board shall have such other powers and shall perform such other duties as the Board of Directors may from time to time designate.

         SECTION 11. Vice Presidents and Assistant Vice Presidents. Any Vice President (including any Executive Vice President or Senior Vice President) and any Assistant Vice President shall have such powers and shall perform such duties as the Board of Directors or the Chief Executive Officer may from time to time designate.

         SECTION 12. Treasurer and Assistant Treasurers. The Treasurer shall, subject to the direction of the Board of Directors and except as the Board of Directors or the Chief Executive Officer may otherwise provide, have general charge of the financial affairs of the Corporation and shall cause to be kept accurate books of account. The Treasurer shall have custody of all funds, securities, and valuable documents of the Corporation. He or she shall have such other duties and powers as may be designated from time to time by the Board of Directors or the Chief Executive Officer.

         Any Assistant Treasurer shall have such powers and perform such duties as the Board of Directors or the Chief Executive Officer may from time to time designate.

         SECTION 13. Secretary and Assistant Secretaries. The Secretary shall record all the proceedings of the meetings of the stockholders and the Board of Directors (including committees of the Board) in books kept for that purpose. In his or her absence from any such meeting, a temporary secretary chosen at the meeting shall record the proceedings thereof. The Secretary shall have charge of the stock ledger (which may, however, be kept by any transfer or other agent of the Corporation). The Secretary shall have custody of the seal of the Corporation, and the Secretary, or an Assistant Secretary, shall have authority to affix it to any instrument requiring it, and, when so affixed, the seal may be attested by his or her signature or that of an Assistant Secretary. The Secretary shall have such other duties and powers as may be designated from time to time by the Board of Directors or the Chief Executive Officer. In the absence of the Secretary, any Assistant Secretary may perform his or her duties and responsibilities.

         Any Assistant Secretary shall have such powers and perform such duties as the Board of Directors or the Chief Executive Officer may from time to time designate.

         SECTION 14. Other Powers and Duties. Subject to these Bylaws and to such limitations as the Board of Directors may from time to time prescribe, the officers of the Corporation shall each have such powers and duties as generally pertain to their respective offices, as well as such powers and duties as from time to time may be conferred by the Board of Directors or the Chief Executive Officer.

                                   ARTICLE IV

                                  Capital Stock

         SECTION 1. Certificates of Stock. Each stockholder shall be entitled to a certificate of the capital stock of the Corporation in such form as may from time to time be prescribed by the Board of Directors. Such certificate shall be signed by the Chairman of the Board of Directors, the President or a Vice President and by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary. The Corporation seal and the signatures by Corporation officers, the transfer agent or the registrar may be facsimiles. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed on such certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he or she were such officer, transfer agent or registrar at the time of its issue. Every certificate for shares of stock which are subject to any restriction on transfer and every certificate issued when the Corporation is authorized to issue more than one class or series of stock shall contain such legend with respect thereto as is required by law.

         SECTION 2. Transfers. Subject to any restrictions on transfer and unless otherwise provided by the Board of Directors, shares of stock may be transferred only on the books of the Corporation by the surrender to the Corporation or its transfer agent of the certificate theretofore properly endorsed or accompanied by a written assignment or power of attorney properly executed, with transfer stamps (if necessary) affixed, and with such proof of the authenticity of signature as the Corporation or its transfer agent may reasonably require.

         SECTION 3. Record Holders. Except as may otherwise be required by law, by the Certificate or by these Bylaws, the Corporation shall be entitled to treat the record holder of stock as shown on its books as the owner of such stock for all purposes, including the payment of dividends and the right to vote with respect thereto, regardless of any transfer, pledge or other disposition of such stock, until the shares have been transferred on the books of the Corporation in accordance with the requirements of these Bylaws.

         It shall be the duty of each stockholder to notify the Corporation of his or her post office address and any changes thereto.

         SECTION 4. Record Date. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which record date: (1) in the case of determination of stockholders entitled to vote at any meeting of stockholders, shall, unless otherwise required by law, not be more than sixty nor less than ten days before the date of such meeting and (2) in the case of any other action, shall not be more than sixty days prior to such other action. If no record date is fixed: (1) the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held and (2) the record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

         SECTION 5. Replacement of Certificates. In case of the alleged loss, destruction or mutilation of a certificate of stock, a duplicate certificate may be issued in place thereof, upon such terms as the Board of Directors may prescribe.

                                    ARTICLE V

                                 Indemnification

         SECTION 1. Definitions. For purposes of this Article: (a) "Officer" means any person who serves or has served as a Director or officer of the Corporation or in any other office filled by election or appointment by the stockholders or the Board of Directors of the Corporation and any heirs, executors, administrators or personal representatives of such person; (b) "Non-Officer Employee" means any person who serves or has served as an employee of the Corporation, but who is not or was not an Officer, and any heirs, executors, administrators or personal representatives of such person; (c) "Proceeding" means any threatened, pending, or completed action, suit or proceeding (or part thereof), whether civil, criminal, administrative, arbitrative or investigative, any appeal of such an action, suit or proceeding, and any inquiry or investigation which could lead to such an action, suit, or proceeding; and (d) "Expenses" means any liability fixed by a judgment, order, decree or award in a Proceeding, any amount reasonably paid in settlement of a Proceeding and any professional fees and other expenses and disbursements reasonably incurred in a Proceeding or in settlement of a Proceeding, including fines, taxes and penalties relating thereto.

         SECTION 2. Officers. Except as provided in Section 4 of this Article V, each Officer of the Corporation shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the DGCL, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader rights than said law permitted the Corporation to provide prior to such amendment) against any and all Expenses incurred by such Officer in connection with any Proceeding in which such Officer is involved as a result of serving or having served (a) as an Officer or employee of the Corporation, (b) as a director, officer or employee of any subsidiary of the Corporation, or (c) in any capacity with any other corporation, organization, partnership, joint venture, trust or other entity at the written request or direction of the Corporation, including service with respect to employee or other benefit plans, and shall continue as to an Officer after he or she has ceased to be an Officer and shall inure to the benefit of his or her heirs, executors, administrators and personal representatives; provided, however, that the Corporation shall indemnify any such Officer seeking indemnification in connection with a Proceeding initiated by such Officer only if such Proceeding was authorized by the Board of Directors of the Corporation.

         SECTION 3. Non-Officer Employees. Except as provided in Section 4 of this Article V, each Non-Officer Employee of the Corporation may, in the discretion of the Board of Directors, be indemnified by the Corporation to the fullest extent authorized by the DGCL, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader rights than said law permitted the Corporation to provide prior to such amendment) against any or all Expenses incurred by such Non-Officer Employee in connection with any Proceeding in which such Non-Officer Employee is involved as a result of serving or having served (a) as a Non-Officer Employee of the Corporation, (b) as a director, officer or employee of any subsidiary of the Corporation, or (c) in any capacity with any other corporation, organization, partnership, joint venture, trust or other entity at the request or direction of the Corporation, including service with respect to employee or other benefit plans, and shall continue as to a Non-Officer Employee after he or she has ceased to be a Non-Officer Employee and shall inure to the benefit of his or her heirs, personal representatives, executors and administrators; provided, however, that the Corporation may indemnify any such Non-Officer Employee seeking indemnification in connection with a Proceeding initiated by such Non-Officer Employee only if such Proceeding was authorized by the Board of Directors of the Corporation.

         SECTION 4. Good Faith. No indemnification shall be provided pursuant to this Article V to an Officer or to a Non-Officer Employee with respect to a matter as to which such person shall have been finally adjudicated in any Proceeding not to have acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Corporation, and, with respect to any criminal Proceeding, had no reasonable cause to believe his or her conduct was unlawful. In the event that a Proceeding is compromised or settled prior to final adjudication so as to impose any liability or obligation upon an Officer or Non-Officer Employee, no indemnification shall be provided pursuant to this Article V to said Officer or Non-Officer Employee with respect to a matter if there be a determination that with respect to such matter such person did not act in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Corporation, and, with respect to any criminal Proceeding, had no reasonable cause to believe his or her conduct was unlawful. The determination contemplated by the preceding sentence shall be made by (i) a majority vote of those Directors who are not involved in such Proceeding (the "Disinterested Directors"); (ii) by the stockholders; or (iii) if directed by a majority of Disinterested Directors, by independent legal counsel in a written opinion. However, if more than half of the Directors are not Disinterested Directors, the determination shall be made by (i) a majority vote of a committee of one or more disinterested Director(s) chosen by the Disinterested Director(s) at a regular or special meeting; (ii) by the stockholders; or (iii) by independent legal counsel chosen by the Board of Directors in a written opinion.

         SECTION 5. Prior to Final Disposition.  Unless otherwise  determined by
(i) the Board of Directors, (ii) if more than half of the Directors are involved in a Proceeding by a majority vote of a committee of one or more Disinterested Director(s) chosen in accordance with the procedures specified in Section 4 of this Article or (iii) if directed by the Board of Directors, by independent legal counsel in a written opinion, any indemnification extended to an Officer or Non-Officer Employee pursuant to this Article V shall include payment by the Corporation or a subsidiary of the Corporation of Expenses as the same are incurred in defending a Proceeding in advance of the final disposition of such Proceeding upon receipt of an undertaking by such Officer or Non-Officer Employee seeking indemnification to repay such payment if such Officer or Non-Officer Employee shall be adjudicated or determined not to be entitled to indemnification under this Article V.

         SECTION 6. Contractual Nature of Rights. The foregoing provisions of this Article V shall be deemed to be a contract between the Corporation and each Officer and Non-Officer Employee who serves in such capacity at any time while this Article V is in effect, and any repeal or modification thereof shall not affect any rights or obligations then existing with respect to any state of facts then or theretofore existing or any Proceeding theretofore or thereafter brought based in whole or in part upon any such state of facts. If a claim for indemnification or advancement of expenses hereunder by an Officer or Non-Officer Employee is not paid in full by the Corporation within 60 days after a written claim for indemnification or documentation of expenses has been received by the Corporation, such Officer or Non-Officer Employee may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim, and if successful in whole or in part, such Officer or Non-Officer Employee shall also be entitled to be paid the expenses of prosecuting such claim. The failure of the Corporation (including its Board of Directors or any committee thereof, independent legal counsel, or stockholders) to make a determination concerning the permissibility of such indemnification or advancement of expenses under this Article V shall not be a defense to the action and shall not create a presumption that such indemnification or advancement is not permissible

         SECTION 7. Non-Exclusivity of Rights. The provisions in respect of indemnification and the payment of expenses incurred in defending a Proceeding in advance of its final disposition set forth in this Article V shall not be exclusive of any right which any person may have or hereafter acquire under any statute, provision of the Certificate or these Bylaws, agreement, vote of stockholders or disinterested directors or otherwise; provided, however, that in the event the provisions of this Article V in any respect conflict with the terms of any agreement between the Corporation or any of its subsidiaries and any person entitled to indemnification under this Article V, then the provision which is more favorable to the relevant individual shall govern.

         SECTION 8. Insurance. The Corporation may maintain insurance, at its expense, to protect itself and any Officer or Non-Officer Employee against any liability of any character asserted against or incurred by the Corporation or any such Officer or Non-Officer Employee, or arising out of any such status, whether or not the Corporation would have the power to indemnify such person against such liability under the DGCL or the provisions of this Article V.

                                   ARTICLE VI

                            Miscellaneous Provisions

         SECTION 1. Fiscal Year. Except as otherwise determined by the Board of Directors, the fiscal year of the Corporation shall end on the last day of December of each year.

         SECTION 2. Seal. The Board of Directors shall have power to adopt and alter the seal of the Corporation.

         SECTION 3. Execution of Instruments. All deeds, leases, transfers, contracts, bonds, notes and other obligations to be entered into by the Corporation in the ordinary course of its business without Director action may be executed on behalf of the Corporation by the Chairman of the Board, if one is elected, the President or the Treasurer or any other officer, employee or agent of the Corporation as the Board of Directors or Executive Committee may authorize.

         SECTION 4. Voting of Securities. Unless the Board of Directors otherwise provides, the Chairman of the Board, if one is elected, the President or the Treasurer may waive notice of and act on behalf of this Corporation, or appoint another person or persons to act as proxy or attorney in fact for this Corporation with or without discretionary power and/or power of substitution, at any meeting of stockholders or shareholders of any other corporation or organization, any of whose securities are held by this Corporation.

         SECTION 5. Resident Agent. The Board of Directors may appoint a resident agent upon whom legal process may be served in any action or proceeding against the Corporation.

         SECTION 6. Corporate Records. The original or attested copies of the Certificate, Bylaws and records of all meetings of the incorporators, stockholders and the Board of Directors and the stock transfer books, which shall contain the names of all stockholders, their record addresses and the amount of stock held by each, may be kept outside the State of Delaware and shall be kept at the principal office of the Corporation, at the office of its counsel or at an office of its transfer agent or at such other place or places as may be designated from time to time by the Board of Directors.

         SECTION 7. Certificate. All references in these Bylaws to the Certificate shall be deemed to refer to the Amended and Restated Certificate of Incorporation of the Corporation, as amended and in effect from time to time.

         SECTION 8.  Amendment of Bylaws.

         (a) Amendment by Directors. Except as provided otherwise by law, these Bylaws may be amended or repealed by the Board of Directors.

         (b) Amendment by Stockholders. These Bylaws may be amended or repealed at any annual meeting of stockholders, or special meeting of stockholders called for such purpose, by the affirmative vote of at least two-thirds of the total votes eligible to be cast on such amendment or repeal by holders of voting stock, voting together as a single class; provided, however, that if the Board of Directors recommends that stockholders approve such amendment or repeal at such meeting of stockholders, such amendment or repeal shall only require the affirmative vote of a majority of the total votes eligible to be cast on such amendment or repeal by holders of voting stock, voting together as a single class.

Adopted and effective as of ____________, 1997.

                                  Exhibit 21.1
                            Schedule of Subsidiaries
                             As of December 31, 1997

Name and address:                                                        EIN

WSI Med-Waste Systems, Inc.                                           04-3377563
(Formerly Biosafe Medical Waste Technology, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02173

WSI Vermont Holdings, Inc.                                            03-0347845
(Formerly Waste Professionals of Vermont, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02173

WSI Moretown Landfill, Inc.                                           03-0355691
420 Bedford Street, Suite 300
Lexington, Massachusetts 02173

WSI Burlington Area Transfer Station, Inc.                            04-3374689
(Formerly Burlington Area Transfer Station, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02173

WSI Waitsfield Transfer Station, Inc.                                 04-3292469
(Formerly Waitsville Transfer Station, Inc.
420 Bedford Street, Suite 300
Lexington, Massachusetts 02173

WSI of Vermont, Inc.                                                  03-0354296
(Formerly WPV Disposal, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02173

WSI Transportation, Inc.                                              04-3386989
420 Bedford Street, Suite 300
Lexington, Massachusetts 02173

WSI of Massachusetts Holdings, Inc.                                   04-3301441
(Formerly Biosafe Buckland, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02173

WSI of Farihaven, Inc.                                                04-3301442
(Formerly Biosafe Fairhaven, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02173

WSI South Hadley, Inc.                                                04-3086959
(Formerly Biosafe, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02173

WSI Pennsylvania Holdings, Inc.                                       04-3301448
(Formerly Biosafe Mid-Atlantic, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02173

WSI Hopewell Landfill, Inc.                                           04-3301445
(Formerly Biosafe Pennsylvania, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02173

WSI of Pennsylvania, Inc.                                             04-3301449
420 Bedford Street, Suite 300
Lexington, Massachusetts 02173

WSI of Pennsylvania Transportation, Inc.                              04-3301450
420 Bedford Street, Suite 300
Lexington, Massachusetts 02173

WSI Altoona Transfer Station, Inc.                                    04-3301447
420 Bedford Street, Suite 300
Lexington, Massachusetts 02173

Biosafe Systems, Inc.                                                 36-4027808
420 Bedford Street, Suite 300
Lexington, Massachusetts 02173