Form 10-K/A
period 1997-12-31
WASTE SYSTEMS INTERNATIONAL INC
filed 1998-04-30
CIK 847468

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

                               (781) 862-3000
            (Registrant's telephone number, including area code)
                               --------------------

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

     As of March 24, 1998, the market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $66,854,700.

     he number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of March 24, 1998 was 3,911,181.

     Part III, Items 10, 11, 12 and 13 of the Form 10-K filed with the Securities and Exchange Commission on March 27, 1998 is hereby amended and restated in full by adding those items as follows:


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant


Information Regarding Directors

     The following table and biographical descriptions set forth certain information as of April 15, 1998, unless otherwise specified, with respect to the seven Directors of the Company, all of whom are nominees for reelection at the 1998 Annual Meeting of Stockholders, based on information furnished to the Company by each Director.


                                              Directors

                                                             Director
      Name                              Age                  Since

General Nominees

Jay Matulich                              43                    1995
Philip W. Strauss                         49                    1996
Robert Rivkin                             39                    1997

Nominees for election by Preferred Stock

David J. Breazzano                        41                    1997
Charles Johnston                          63                    1997
Judy K. Mencher                           41                    1997
William B. Philipbar                      72                    1997


     Jay J. Matulich. Mr. Matulich is a Managing Director of International Capital Growth Limited ("ICG"), formerly Capital Growth International L.L.C. and U.S. Sachem Financial Consultants, L.P. He has held this position since 1994. From May 1990 to October 1994, Mr. Matulich was a Vice President of Gruntal & Co., Incorporated, investment bankers. Mr. Matulich was elected to the Board of Directors in March 1995 pursuant to an agreement between the Company and Capital Growth, in connection with Capital Growth's role as placement agent for certain securities of the Company. That agreement, which expired in March 1998, required Mr.Matulich be nominated for election to at least three one-year terms. Mr.Matulich served as interim Chairman of the Board from March 29, 1996 through June 24, 1996.

     Philip W.Strauss. Mr.Strauss has been the Chief Executive Officer and President since March 27, 1996 and Chairman of the Board since June 24, 1996. Previously Mr.Strauss had been Executive Vice President and Chief Operating Officer of the Company since September 19, 1995. He has 24 years of experience in project, business and corporate development. Mr.Strauss was co-founder of BioMedical Waste Systems, Inc., a publicly-held waste management firm, where he served as Executive Vice President from its inception in 1987 until May 1992 and as a Director from inception until May 1993.

     Robert Rivkin. Mr. Rivkin, a Certified Public Accountant, has been Executive Vice President Acquisitions of the Company since April 1998, Vice President and Chief Financial Officer since March 1995, Secretary since May 1995 and Treasurer since June 1996. Mr. Rivkin was first elected to the Board of Directors in June 1997. For the previous five years prior to joining the Company, Mr. Rivkin was a principal at The Envirovision Group Inc., a full service environmental engineering, consulting and contracting company, where he was responsible for finance, marketing and strategic planning. Previously, Mr. Rivkin practiced public accounting in New York, where he specialized in mergers and acquisitions, initial public offerings and SEC reporting.


     David J. Breazzano. Mr.Breazzano was first elected to the Board of Directors in June 1997. Mr.Breazzano is one of the three principals at DDJ Capital Management, LLC, which was established in 1996. He has over 17 years of investment experience and served as a Vice President and Portfolio Manager at Fidelity Investments ("Fidelity") from 1990 to 1996. Prior to joining Fidelity, Mr.Breazzano was President and Chief Investment Officer of the T. Rowe Price Recovery Fund. Mr.Breazzano also serves as a Director of Key Energy Group, Inc.

     Charles Johnston. Mr. Johnston was first elected to the Board of Directors in June 1997. During the past 10 years he has served on various boards. Mr. Johnston is currently Chairman of Ventex Technology in Riviera Beach, Florida and has held that position since 1993. He is also currently Chairman of AFD Technologies in Jupiter, Florida. He was previously founder, Chairman, and CEO of ISI Systems, a public company on the American Stock Exchange prior to being sold to Teleglobe Corporation of Montreal, Canada. Mr. Johnston also serves as Trustee of Worcester Polytechnic Institute in Worcester, Massachusetts as well as Trustee for the Institute of Psychiatric Research, University of Pennsylvania in Philadelphia, Pennsylvania. In addition, he serves as director of the following companies - Kideo Productions and Infosafe Systems both of New York City, Hydron Technologies Inc. of Boca Raton, Florida and Spectrum Signal Processing of Vancouver, British Columbia.

     Judy K. Mencher. Ms.Mencher was first elected to the Board of Directors in August 1997. Ms.Mencher is one of the three principals at DDJ Capital Management, LLC, which was established in 1996. From 1990 to 1996, Ms.Mencher was at Fidelity working in the Distressed Investing Group. Prior to joining Fidelity in 1990, Ms. Mencher was a Partner at the law firm of Goodwin, Procter & Hoar LLP specializing in bankruptcy and creditors' rights.

     William B.Philipbar. Mr. Philipbar was first elected a Director of the Company on May 8, 1996. He resigned as a Director of the Company on June 24, 1997 and was reelected to the Board on August 20, 1997. Since December 1997, Mr. Philipbar has been a part-time consultant for the Company in connection with the Company's consideration of proposed acquisitions and other strategic matters. He has been a Director of Matlack Systems, Inc. and Rollins Truck Leasing Corp. since 1993. Until 1995 he was also an advisor to Charles River Ventures.

The Board of Directors and Its Committees

Board of Directors

     The Company's Board of Directors consists of seven members, a majority of whom are independent of the Company's management. Each director holds office for a term from election until the next Annual Meeting of the Company's stockholders and until his or her successor is duly elected and qualified.

     Pursuant to the Certificate of Designations, Preferences and Rights adopted June 25, 1997 with respect to the Company's Series A Preferred Stock, the holders of the Series A Preferred Stock are entitled to elect four members of the Board, two of whom shall be elected by B-III Capital Partners, L.P. ("B III"), subject to certain maintenance of ownership requirements.

     Prior to June 24, 1997, the Board was comprised of six members, four of whom resigned on that date. On June 30, 1997, the Board elected Robert Rivkin, Vice President and Chief Financial Officer of the Company, to one of the vacancies on the Board. At the same meeting, pursuant to an agreement with certain purchasers of the Company's Series A Preferred Stock, the Board elected Bart Grenier, David J. Breazzano and Charles Johnston to serve as directors. In August 1997, William B. Philipbar was reelected to the Board of Directors, Mr. Grenier resigned as a director and Judy K. Mencher was elected to serve as director to fill such vacancy.


     The Board of Directors held ten meetings during fiscal year 1997. Each of the Company's directors attended at least 75% of the total number of meetings of the Board of Directors and of the committees of the Company of which he was a member.

     The Board of Directors has appointed an Audit Committee and a Compensation Committee.

     Compensation Committee. The Compensation Committee currently consists of Messrs. Johnston and Strauss and Ms. Mencher. Prior to June 24, 1997, the Compensation Committee consisted of Messrs. Matulich and Simmons. The Compensation Committee makes recommendations and exercises all powers of the Board of Directors in connection with certain compensation matters, including incentive compensation and benefit plans. The Compensation Committee (excluding Mr. Strauss) administers, and has authority to grant awards under, the Plan to the employee directors and management of the Company and its subsidiaries and other key employees. The Compensation Committee held two meetings during fiscal year 1997.

     Audit Committee. The Audit Committee currently consists of Messrs. Breazzano, Matulich and Philipbar. Prior to June 24, 1997, the Audit Committee consisted of Messrs. Matulich, Philipbar and Daniel Shannon. The Audit Committee is empowered to recommend to the Board the appointment of the Company's independent public accountants and to periodically meet with such accountants to discuss their fees, audit and non-audit services, and the internal controls and audit results for the Company. The Audit Committee also is empowered to meet with the Company's accounting personnel to review accounting policies and reports. The Audit Committee held two meetings during fiscal year 1997.

Information Regarding Executive Officers

     Set forth below is certain information regarding each of the executive officers of the Company, including their principal occupation and business experience for at least the last five years.

           Name                   Age                    Position

Philip W. Strauss............     49    Chief Executive Officer and President
Robert Rivkin................     39    Executive Vice President - Acquisitions,
                                        Chief Financial Officer, Secretary and
                                        Treasurer
Joseph E. Motzkin............     55    Vice President - Corporate Development
Arthur Streeter..............     38    Vice President and General Counsel


     The principal occupation and business experience for at least the last five years of each executive officer of the Company, other than executive officers also serving as Directors, is set forth below.

     Joseph E. Motzkin. Mr. Motzkin has been a Vice President of the Company since August 1996. From 1994 to 1996, Mr. Motzkin was a General Manager at Prins Recycling Corporation where he established recycling programs, and directed sales programs and customer service activities. From 1989 to 1994, he was a General Manager at Laidlaw Waste Systems where he was responsible for their New England operations. Mr. Motzkin has 26 years in the solid waste management business.

     Arthur Streeter. Mr. Streeter has been Vice President and General Counsel since February 1988. Prior to joining the Company he was a Partner at Goldstein Manello, a 60 lawyer firm based in Boston, Massachusetts where he gained 12 years of experience representing both private and public companies.


     Each of the executive officers holds his or her respective office until the regular annual meeting of the Board of Directors following the annual meeting of stockholders and until his or her successor is elected and qualified or until his or her earlier resignation or removal.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and the Nasdaq Small-Cap Market. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were satisfied.

Item 11.  Executive Compensation

Director Compensation

     The Company does not currently pay cash compensation to its directors. Non-employee directors are entitled to stock option grants under the Amended and Restated Waste Systems International, Inc. 1995 Stock Option Plan for Non-Employee Directors (the "Director Plan"). The Director Plan provides for the automatic granting to Independent Directors (as defined in the Director Plan) of options that do not qualify as incentive stock options (referred to as "Stock Options") under Section 422 of the Code. Under the terms of the Director Plan, each Independent Director who first becomes a Director of the Company on or after June 30, 1997 shall automatically be granted on the date he or she becomes a Director of the Company a Stock Option to purchase 4,000 shares of Common Stock. In addition, the Director Plan provides that each Independent Director shall automatically be granted, at the beginning of each calendar year in which he or she is serving as an Independent Director, a Stock Option to acquire 2,000 shares of Stock. Each Independent Director entering service after the start of any calendar year will automatically be granted on the effective date of his or her Board membership a Stock Option to acquire a portion of 2,000 shares of Stock prorated to reflect the remaining portion of such calendar year. The exercise price per share for the Common Stock covered by any Stock Option granted under the Director Plan shall be equal to the fair market value of the Common Stock on the date such option is granted.

     Other than Stock Options to acquire 4,000 shares of Stock granted automatically to each new director joining the Board on or after June 30, 1997, which Stock Options vest immediately upon grant, options granted under the Director Plan shall vest at a rate of 25% of the total number of shares of Common Stock purchasable under such option for each year that the holder remains a Director of the Company, such vesting to take place at the end of each of the first four calendar years following issuance of such options. An option issued under the Director Plan shall not be exercisable after the expiration of ten years from the date of grant.

Executive Compensation

     Summary Compensation Table. The following table sets forth the aggregate cash compensation paid by the Company with respect to the fiscal years ended December 31, 1997, 1996 and 1995 to the Company's Chief Executive Officer and the two other senior executive officers in office on December 31, 1997 who earned at least $100,000 in cash compensation during 1997 (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE


                                                                      Long-Term
                                                                   Compensation
                                                                       Awards
                                                        Annual         Shares
                                                    Compensation      Underlying
                                                        Salary       Options (1)
Name and Principal Position                   Year        ($)            (#)
---------------------------                   ----    --------------------------

Philip Strauss(2)                             1997     162,504           522,859
Chairman of the Board,                        1996     150,000         50,000(3)
President and Chief                           1995     43,750             40,000
Executive Officer

Robert Rivkin                                 1997     162,504           522,859
Executive Vice President -                    1996     150,000            41,250
Acquisitions, Chief Financial Officer,
Secretary and Treasurer                       1995     150,000             8,750

Joseph Motzkin(4)                             1997     110,000            19,300
Vice President -
Corporate Development



(1) All information with respect to outstanding options, including shares issuable or issued and exercise prices payable or paid per share, has been adjusted to reflect the 1-for-5 reverse stock split effected February 13, 1998.

(2) Mr. Strauss has been the Chief Executive Officer and President since March 27, 1996 and Chairman of the Board since June 24, 1996. Previously Mr.Strauss had been Executive Vice President and Chief Operating Officer since September 19, 1995.

(3) Includes the options to acquire 40,000 shares of Common Stock granted in 1995 and repriced in 1996.

(4) Includes Mr. Motzkin's salary for 1997 only as Mr. Motzkin did not join the Company until the third quarter of 1996.

     Option Grants in Fiscal Year 1997. The following table sets forth the options granted during fiscal year 1997 and the value of the options held on December 31, 1997 by the Company's Named Executive Officers.




                         OPTION GRANTS IN FISCAL YEAR 1997 (1)


                                          Percent of Total
                        Number of         Options Granted       Exercise or
                    Shares Underlying     to Employees in       Base Price     Expiration       Grant Date
Name                Options Granted(#)        Fiscal Year        ($ /share)         Date      Present Value$(2)
----                ------------------    -------------------    ----------    -------------  --------------
Philip Strauss        522,859                   44%               $1.406        6/30/07           $280,096
Robert Rivkin         522,859                   44%               $1.406        6/30/07           $280,096
Joseph Motzkin         19,300                    2%               $1.406        6/30/07            $10,339
------------------

(1) All information with respect to outstanding options, including shares issuable or issued and exercise prices payable or paid per share, has been adjusted to reflect the 1-for-5 reverse stock split effected February 13, 1998.

(2) The grant date present value was determined using the Black Scholes option pricing model with the following weighted average assumptions; volatility, 30%; expected dividend yield, 0%; risk free interest rate, 5.499% and expected life, 5 years.

         Option Exercises and Year-End Holdings. The following table sets forth the options exercised during fiscal year 1997 and the value of the options held on December 31, 1997 by the Company's Named Executive Officers.

                  AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997
                     AND FISCAL YEAR-END 1997 OPTION VALUES

                        Number of                           Securities Underlying               Value of Unexercised
                        Shares                              Unexercised Options               in-the-Money Options
                      Acquired On         Value              at Fiscal Year-End (#)          at Fiscal Year-End ($)
                                                             ----------------------          ----------------------
Name                 Exercise (#)     Realized ($)       Exercisable   Unexercisable       Exercisable   Unexercisable
 ---------------     --------------   --------------    -------------  -------------       ------------  -------------

Philip Strauss            0                 0              50,000         522,859           $117,200        $1,225,581
Robert Rivkin             0                 0              50,000         522,859            117,200         1,225,581
Joseph Motzkin            0                 0               2,500          26,800              5,860            62,819




     Employment Agreements. On June 30, 1997, the Company and Mr. Strauss entered into an employment agreement. The terms of the agreement provide (i) that Mr. Strauss shall serve as the Company's President and Chief Executive Officer, (ii) that he receive a salary of $175,000 per year and (iii) that he agree not to compete with the Company following termination of his employment for a period of one year following the termination. In the event that Mr. Strauss is terminated for cause, he shall not be bound to the non-competition provisions. The Company's agreement with Mr. Strauss is effective until June 30, 1999 and, absent ninety-day notice from either party to the contrary, shall be extended automatically for subsequent one-year terms upon the expiration of the agreement. The Company's agreement with Mr. Strauss may be terminated at any time by the mutual consent of the parties.

     On June 30, 1997, the Company and Mr. Rivkin entered into an employment agreement. The terms of the agreement provide (i) that Mr. Rivkin shall serve as the Company's Vice President, Chief Financial Officer, Secretary and Treasurer,
(ii) that he receive a salary of $175,000 per year and (iii) that he agree not to compete with the Company following termination of his employment for a period of one year following the termination. In the event that Mr. Rivkin is terminated for cause, he shall not be bound to the non-competition provisions. The Company's agreement with Mr. Rivkin is effective until June 30, 1999 and, absent ninety-day notice from either party to the contrary, shall be extended automatically for subsequent one-year terms upon the expiration of the agreement. The Company's agreement with Mr. Rivkin may be terminated at any time by the mutual consent of the parties.


Compensation Committee Interlocks and Insider Participation

     Jay Matulich and Dr. Simmons served on the Compensation Committee until June 24, 1997. Currently, Philip W.Strauss, Charles Johnston and Judy K. Mencher serve on the Compensation Committee. Philip W. Strauss, in addition to serving as a member of the Compensation Committee is the Chief Executive Officer and President. No other members of the Compensation Committee in 1997 ever served as an officer of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table presents information as to all directors and senior executive officers of the Company as of April 15, 1998 and persons or entities known to the Company to be beneficial owners of more than 5% of the Company's Common Stock as of April 15, 1998, unless otherwise indicated, based on representations of officers and directors of the Company and filings received by the Company on Schedules 13D and 13G or Form 13F under the Securities Exchange Act of 1934, as amended (the "Exchange Act").


                              Beneficial Ownership


                                                                                Series A
                                      Common Stock                              Preferred Stock(1)
                                  ------------------------                      -------------------

                                      # of  Shares     % of Class               # of Shares       % of Class
Directors, Executive Officers and     Beneficially     Beneficially             Beneficially      Beneficially
5% Stockholders(3)                    Owned            Owned(3)                 owned             Owned
------------------------------------- ---------------- ------------------------ ----------------- -------------------
                                      ---------------- ------------------------ ----------------- -------------------

B-III Capital Partners, L.P.(5)         11,851         *                        50,000          54.00%
c/o DDJ Capital Management, LLC
141 Linden Street
Wellesley, MA 02181

The Prudential Insurance Company of     78,260         2.00%                     7,219           7.80%
America  (6)
100 Mulberry Street
Newark, NJ  07102

PaineWebber High Income Fund (7)
                                       374,963         9.58%                     2,383           2.57%
1285 Avenue of the Americas
New York, NY  10019

David J. Breazzano(8)                    4,000          *                         --              --

Charles Johnston(9)                      4,000          *                         --              --

Jay Matulich(10)                         10,800          *                         --              --

Judy K. Mencher(8)                       4,000          *                         --              --

Joseph Motzkin(11)                        3,125          *                         250             *

William B. Philipbar(12)                 4,000          *                         --              --

Robert Rivkin(13)                       50,175         1.28%                      250             *

Philip W. Strauss(14)                   50,000         1.28%                      250             *

All directors and officers as a        130,100         3.33%                      750             *
Group (8 persons)

*       less than 1%


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

(1) Does not include shares issuable upon conversion of the Series A Preferred Stock.

(2) As of April 15, 1998 there were 92,580 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock has a liquidation value of $100.00 per share and is convertible into Common Stock at a conversion price of $1.40625 per share of Common Stock (which conversion price may be adjusted under certain circumstances), upon the occurrence of certain events not within the control of the holders of the Series A Preferred Stock. This corresponds to a current conversion ratio of approximately 71.11 shares of Common Stock per share of Series A Preferred Stock. The Series A Preferred Stock is also redeemable (a) at the Company's option for Common Stock, if the Company's closing Common Stock price for any 20 consecutive trading days occurring after June 26, 1998 equals or exceeds $2.8125 and (b) at the Company's option for cash equal to the redemption price as set forth in the Certificate of Designation of the Series A Preferred Stock, if any Series A Preferred Stock is outstanding on June 26, 2002, in each case subject to certain trading requirements. If all Series A Preferred Stock were converted at the current conversion price they would be converted into 6,583,549 shares of Common Stock representing 62.72 % of the Common Stock on a fully diluted basis.

(3) The persons named in the table have sole voting and investing power with respect to all shares shown as beneficially owned by them subject to community property laws where applicable and the information contained in footnotes to this table.

(4) Based on 3,912,431 shares of Common Stock issued and outstanding as of April 15, 1998.

(5) Includes 11,851 shares of Common Stock currently owned and 50,000 shares of Preferred Stock currently owned that are convertible into 3,555,550 shares of Common Stock. DDJ Capital Management, LLC ("DDJ") serves as the investment manager to B-III Capital Partners, L.P. ("B III"); an affiliate of DDJ acts as the general partner of B III. Assuming conversion of all outstanding Preferred Stock into Common Stock B III would own approximately 32.06% of the Common Stock.

(6) Based on information supplied by The Prudential Insurance Company of America ("Prudential"), as of March 14, 1998. Includes 78,260 shares of Common Stock currently owned and 7,219 shares of Convertible Preferred Stock currently owned that are convertible into 513,351 shares of Common Stock. Assuming conversion of all outstanding Preferred Stock into Common Stock, Prudential would hold approximately 5.31% of the Common Stock.
       The Common Stock and Convertible Preferred Stock are held for the benefit of certain registered investment companies over which Prudential or The Prudential Investment Corporation ("PIC") may have direct or indirect voting and/or investment discretion, with respect to which Prudential has advised the Company that Prudential and PIC disclaim beneficial ownership.

(7) Includes 374,963 shares of Common Stock currently owned and 2,383 shares of Preferred Stock currently owned that are convertible into 169,458 shares of Common Stock. Assuming conversion of all outstanding Preferred Stock into Common Stock, the PaineWebber High Income Fund would own approximately 4.89% of the Common Stock.


(8) Includes 4,000 shares subject to stock options which are fully vested and currently exercisable and excludes those shares owned by B III, which Mr. Breazzano and Ms. Mencher may be deemed to beneficially own as a result of Mr.Breazzano's and Ms.Mencher's interest in DDJ, however, such beneficial ownership is disclaimed. Both Mr. Breazzano and Ms. Mencher are managing members of DDJ.

(9) Includes 4,000 shares subject to stock options which are fully vested and currently exercisable.

(10) Includes 9,300 shares of Common Stock currently owned and 1,500 shares subject to stock options which are fully vested and currently exercisable.

(11) Includes 625 shares of Common Stock currently owned and 2,500 shares subject to stock options which are fully vested and currently exercisable. Also includes 250 shares of Preferred Stock currently owned that are convertible into 17,780 shares of Common Stock.

(12) Includes 4,000 shares subject to stock options which are fully vested and currently exercisable.

(13) Includes 175 shares of Common Stock currently owned and 50,000 shares subject to stock options which are fully vested and currently exercisable. Also includes 250 shares of Preferred Stock currently owned that are convertible into 17,780 shares of Common Stock.

(14) Includes 50,000 shares subject to stock options which are fully vested and currently exercisable. Also includes 250 shares of Preferred Stock that are convertible into 17,780 shares of Common Stock.

--------------------------------------------------------------------------------
Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------------------------------

    Jay Matulich, a Director of the Company, is a Managing Director of ICG, which holds 11,549 Placement Agent Warrants at an exercise price of $11.50 per share. ICG received these securities as part of a total compensation package including 40,000 shares of Common Stock and 144,000 Placement Agent Warrants, together with a gross fee of $808,000, as consideration for placement agent services rendered on behalf of the Company during March and April 1995. ICG was also the placement agent for the private placement of Units in October and November 1995 consisting of convertible debentures and Series F Warrants to overseas investors. In connection with this overseas offering, ICG received a fee calculated as 8% of gross proceeds, resulting in approximately $896,000, and 140,313 warrants to purchase shares of the Company's Common Stock at an exercise price of $50.00 per share. In June 1996, ICG was also the placement agent for an overseas' offering of the Company's Common Stock. In connection with this offering, ICG received a fee calculated at 8% of gross proceeds, resulting in approximately $513,000. In addition, the Company exchanged 140,313 Warrants exercisable at a price of $50.00 into 70,000 Warrants exercisable at a price of $17.50. Through March 29, 1996, ICG also had a continuing relationship with the Company pursuant to which ICG provided advisory and investment banking services to the Company, principally in connection with financing matters. The Company paid ICG $4,500 per month for such services, beginning on March 29, 1995. The terms of this relationship were comparable to terms that would have been obtainable from unaffiliated sources.

    B-III Capital Partners, L.P. holds 50,000 shares of the Company's Series
A Preferred Stock. B III purchased these securities in June 1997 from the Company during the Company's private placement. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, cumulative dividends at the annual rate of $8.00 per share for each of the three years following June 26, 1997, and at the annual rate of $14.00 per share thereafter. Dividends are payable annually in arrears on June 26 of each year, commencing on June 26, 1998, in preference to and with priority over dividends on the Common Stock. The Series A Preferred Stock is convertible into Common Stock at a conversion price of $1.40625 per share of Common Stock, which conversion price may be reset to a lower conversion price upon the occurrence of certain events. The Series A Preferred Stock is also redeemable at the Company's option after one year, subject to certain trading requirements. Each share of Series A Preferred Stock entitles the holder thereof to such number of votes per share as shall equal the number of shares of Common Stock into which each share of Preferred Stock is then convertible. The holders of the Series A Preferred Stock have the right to vote together as a single class to elect four (4) directors to the Board of Directors of the Corporation, two of whom shall be designated by B III. B III has nominated Mr. Breazzano and Ms. Mencher to serve on the Company's Board of Directors.

    Pursuant to a bridge loan transaction in February, 1998, B III was issued 11,851 shares of the Company's Common Stock and a Subordinated Promissory Note in the amount of $4,000,000 which will mature on May 13, 1998.

    On December 15, 1997, the Board of Directors voted to retain Mr. William Philipbar, a Non-Employee Director of the Company, as a part-time consultant in connection with the Company's consideration of proposed acquisitions and other strategic matters. Mr. Philipbar's compensation for providing such consulting services for up to four days per month, as requested by the Company, will consist of grants of options to acquire 25,000 shares of Common Stock to be granted on January 1 of 1998 and each succeeding year so long as Mr. Philipbar continues to be so retained by the Company. Such grants will be made under an amendment, subject to stockholder approval, of the Company's Amended and Restated 1995 Stock Option and Incentive Plan (the "Plan") permitting the grant of options and other benefits under the Plan to Non-Employee Directors, consultants and other key persons. Each such option granted to Mr. Philipbar under such consulting arrangement (a) shall remain outstanding for a term of ten years, subject to termination 90 days following the date of termination of Mr.Philipbar's consulting arrangement with the Company; (b) shall be exercisable at an exercise price per share equal to the closing price of the Common Stock on its principal trading market on the first trading day on or after the date of issuance; (c) shall initially be unvested, and shall vest in full on the date one year after the date of issuance, provided that Mr. Philipbar has been retained as a consultant by the Company and has been ready, willing and able to perform services as such consultant during such one year period; and (d) shall be a non-qualified stock option for income tax purposes. Under such consulting arrangement, Mr. Philipbar received options on January 1, 1998 to acquire
25,000 shares of Common Stock at an exercise price per share of $3.75, vesting according to the terms described above and subject to Stockholder approval.
--------------------------------------------------------------------------------

   Part IV, Item 14, sub-section entitled "Exhibits" of the Form 10-K filed with the Securities and Exchange Commission on March 27, 1997 is hereby amended and restated as follows:
--------------------------------------------------------------------------------
                                        PART IV

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

      3(i).1 Second Amended and Restated Certificate of Incorporation of Waste Systems International, Inc. filed February 13, 1998.**

      3(i).2 Certificate of Designations of Series B Convertible Preferred Stock of Waste Systems International, Inc filed March 5, 1998.**

      3(i).3 Certificate of Corrections to the Second Amended and Restated Certificate of Incorporation of Waste Systems International, Inc. (as filed February 13, 1998), filed March 17, 1998.**

      3(ii).1 Bylaws of the Company, adopted and effective as of October 27, 1997.*

      4.1 Form of Placement Agent Warrant. (Incorporated by reference to Exhibit No. 4.9 to the Registration Statement on Form S-1 of BioSafe International, Inc., No. 33-93966. As filed on June 26, 1995)

      4.2 Form of Series F Warrant Certificate. (Incorporated by reference to Exhibit No. 4.10 to Form 10-K For the Fiscal Year Ended December 31, 1995 of BioSafe International, Inc.)

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

      10.5              1995 Stock Option Plan. (Incorporated by Reference to
                        Exhibit 10.1 of the Company's Current Report on Form 8-K, dated March 29, 1995.)

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

      21.1              Schedule of Subsidiaries.**

*   Filed herewith.
** Filed previously with the Form 10-K on March 27, 1997.

-------------------------------------------------------------------------------
                              SIGNATURES
--------------------------------------------------------------------------------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WASTE SYSTEMS INTERNATIONAL, INC.

Date: April 30, 1998                   By: /s/Robert Rivkin
                                       -----------------
                                           Robert Rivkin
                                           executive Vice President, Chief
                                           Financial Officer, Treasurer and
                                           Secretary (Principal Financial and
                                           Accounting Officer)





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


Adopted and effective as of October 27, 1997.