Form 10-Q
period 1998-03-31
WASTE SYSTEMS INTERNATIONAL INC
filed 1998-05-15
CIK 847468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the quarterly period ended March 31, 1998).
                                       or

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
      (For the transition period from                    to                   ).
                                         ---------------      -----------------




                        WASTE SYSTEMS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)



              Delaware                                 95-4203626
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

    420 Bedford Street, Suite 300
Lexington, Massachusetts                                    02173
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



         The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of May 14, 1998 was 3,912,931.





               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                          PAGE

PART I.  Financial Information
         Item 1.    Financial Statements:

                    Consolidated Balance Sheets as of March 31, 1998 and
                      December 31, 1997.                                                                  1-2

                    Consolidated Statements of Operations for the Three Months
                      Ended March 31, 1998 and 1997.                                                      3

                    Consolidated Statements of Cash Flows for the Three Months
                      Ended March 31, 1998 and 1997.                                                      4-5

                    Notes to Consolidated Financial Statements                                            6-12

         Item 2.    Management's Discussion and Analysis of Consolidated
                      Financial Condition and Results of Operations.                                      13-20
PART II.  Other Information
         Item 1.    Legal Proceedings                                                                     21
         Item 2.    Changes in Securities                                                                 22
         Item 3.    Defaults on Senior Securities                                                         22
         Item 4.    Submission of Matters to a Vote of Security Holders                                   22
         Item 5.    Other Information                                                                     22
         Item 6.    Exhibits and Reports on Form 8-K                                                      22

Signatures                                                                                                23


             Waste Systems International, Inc.and Subsidiaries
                       Consolidated Balance Sheets




                                                  ,
  Assets                                     March 31, 1998         December 31,
  ------                                        (Unaudited)             1997
                                             ----------------   ----------------


Current assets:
     Cash and cash equivalents               $     894,047         $   2,964,274
     Accounts and notes receivable, net          1,066,296               944,793
     Assets held for sale                          125,000               125,000
     Due from former employee (Note8)              274,174               300,000
     Prepaid expenses and other current assets   1,137,195               941,092
                                              ----------------  ----------------

          Total current assets                   3,496,712             5,275,159

Restricted cash and securities                     229,000               254,000
Property and equipment, net (Notes 2 and 4)     14,338,679            12,487,183
Intangible assets, net (Note 3)                  2,817,303                96,832
Advances and deposits - Acquisition (Note 3)     2,301,957                     -
Other assets                                       694,764               447,080
                                              ----------------  ----------------
          Total assets                       $  23,878,415       $    18,560,254
                                             =================  ================


           See accompanying notes to consolidated statements.

          Waste Systems International, Inc. and Subsidiaries
                      Consolidated Balance Sheets






                                           March 31, 1998        December 31,
                                           (Unaudited)                1997
                                           -----------------  ------------------
Liabilities and Stockholders' Equity
-------------------------------------


Current liabilities:
     Current portion of long-term debt
         and notes payable (Note 5)           $  7,904,435         $     843,831
     Accounts payable                            1,005,379               353,937
     Accrued expenses                            1,312,525             1,766,386
     Restructuring and current
         liabilities related to
         discontinued operations                   195,319               778,609
                                              -------------       --------------


         Total current liabilities              10,417,658             3,742,763

Long-term debt and notes payable (Note 5)        6,970,164             7,201,262
Landfill closure and post-closure costs          1,691,000             1,644,000
                                               ------------     ---------------
         Total liabilities                      19,078,822            12,588,025
                                               ------------      ---------------
Commitments and Contingencies (Note8)

Stockholders' equity (Notes 6 and 7):
     Common stock, $.01 par value.  Authorized
         30,000,000 shares;  3,912,431 and
         3,893,415 shares issued and
         outstanding at March 31, 1998
         and December 31, 1997, respectively        39,124                38,934
     Preferred stock, $.001 par value.
         Authorized 1,000,000 shares:
           Series A Convertible Preferred
           Stock; 200,000 shares designated,
           92,580 shares issued and
           outstanding at March 31, 1998
           and December 31, 1997                 9,257,807             9,257,807

           Series B Convertible Preferred
           Stock; 100,000 shares designated,
           40,488 shares issued and
           outstanding at March 31, 1998
           and December 31, 1997                 4,048,750             4,048,750

     Additional paid-in capital                 21,366,862            21,432,437
     Accumulated deficit                      (29,912,950)          (28,805,699)
                                             -------------        --------------
         Total stockholders' equity              4,799,593             5,972,229
                                             --------------       --------------

         Total liabilities and
          stockholders' equity               $  23,878,415        $   18,560,254
                                               ===========        ==============




          See accompanying notes to consolidated financial statements.

                 Waste Systems International, Inc. and Subsidiaries
                        Consolidated Statements of Operations
                                      (Unaudited)

                                                 Three months ended March 31,
                                           -------------------------------------

                                               1998                    1997

Revenues                                   $    1,527,970           $    396,309

Cost of operations:
     Operating expenses                          863,580                 242,482
     Depreciation and amortization               374,242                 112,177
     Acquisition integration costs (Note 3)      320,000                   -
                                              --------------     ---------------

         Total cost of operations              1,557,822                 354,659
                                              ---------------    ---------------

         Gross profit(loss)                     (29,852)                  41,650

Selling, general and administrative expenses     657,213                 562,605

                                             ----------------    ---------------
         Loss from operations                  (687,065)               (520,955)
                                             ----------------   ---------------

Other income (expense):
     Royalty and other income (expense), net    (14,126)                 (2,718)
     Interest income                              27,985                  34,652
     Interest expense and financing costs      (434,045)               (304,676)

                                              ---------------    ---------------

         Total other income (expense)          (420,186)               (272,742)
                                              ---------------     --------------

         Loss before minority interest       (1,107,251)               (793,697)

Minority interest                                      -                   4,771
                                             --------------      ---------------

         Net loss                            (1,107,251)               (788,926)

Preferred stock dividends
            (Not declared - Note 6)             242,524                       -
                                             --------------       --------------

         Net loss available for common
            shareholders          $          (1,349,775)  $            (788,926)
                                            ==============        =============

Basic net loss per share          $               (0.35)  $               (0.23)
                                            ==============         =============

Weighted average number of shares used in
     computation of basic net loss per share   3,904,969               3,490,931



            See accompanying notes to consolidated financial statements.

                   WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                      (Unaudited)


                                                  Three months ended March 31,
                                              ----------------------------------

                                                1998                   1997

Cash flows from operating activities:
    Net loss                                   $(1,107,251)         $  (788,926)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
        Depreciation and amortization               406,116              124,573
        Equity in loss of affiliate                       -              (4,574)
        Landfill closure and post-closure cots       47,000               21,000
        Changes in assets and liabilities:
           Accounts and notes receivable            155,605              452,169
           Due from former employee                  25,826               20,000
           Prepaid expenses and other
              current assets                      (215,660)             (89,595)
           Accounts payable                         586,484             (80,099)
           Accrued expenses                       (453,861)            (316,309)
                                                --------------    --------------
        Net cash used by continuing operations    (555,741)            (661,761)
        Net cash used by discontinued operations
            and restructuring                     (583,290)             (44,084)
                                                --------------    --------------
           Net cash used by operating activities(1,139,031)            (705,845)
                                                -------------      -------------
Cash flows from investing activities:
    Assets held for sale                            125,000                    -
    Restricted cash and securities                   25,000             (17,078)
    Landfills                                      (14,392)                    -
    Landfill development projects                  (67,840)               26,069
    Machinery and equipment                       (112,321)            (148,926)
    Rolling stock                                   (5,412)            (246,805)
    Containers                                      (1,543)             (77,226)
    Other property and equipment                  (141,983)              (8,315)
    Advances and deposits - acquisitions        (2,301,957)                    -
    Net assets acquired through acquisition     (4,538,165)                    -
    Intangible assets                               (3,964)              (1,679)
    Other assets                                  (124,272)                1,426
                                                 ------------      -------------
           Net cash used by investing
             activities                         (7,161,849)            (472,534)
                                                 -------------    --------------
Cash flows from financing activities:
    Deferred financing and registration costs     (253,879)                    -
    Repayments of notes payable and
        long-term debt                          (1,541,420)            (252,815)
    Borrowings from notes payable
        and long-term debt                        8,009,369            1,234,064
    Proceeds from issuance of common stock           16,583              399,000
                                                --------------     -------------
           Net cash provided by
            financing activities                  6,230,653            1,380,249
                                                --------------     -------------
Increase (decrease) in cash                     (2,070,227)              201,870
Cash, beginning of period                         2,964,274              264,776
                                                --------------     -------------
Cash, end of period                           $     894,047       $      466,646
                                                =============      =============


         See accompanying notes to consolidated financial statements.

Supplemental disclosures of cash flow information:

     For the three months ended March 31, 1998 and 1997, cash paid for interest was $299,059 and $527,111, respectively.

Supplemental disclosures of noncash activities:

     During the quarters ended March 31, 1998 and 1997, the Company acquired assets of $0 and $449,330, respectively, under capital lease obligations.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements of Waste Systems International, Inc. and its subsidiaries ("WSI" or the "Company") include the accounts of the Company after elimination of all significant intercompany accounts and transactions. These consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Note  2.  Summary of Significant Accounting Policies

         For a complete description of the Company's accounting policies in addition to the policies listed below, see Note 2 to Consolidated Financial Statements in the Company's 1997 Annual Report on Form 10-K.

         Basis of Presentation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Interest is capitalized on landfill development costs related to permitting, site preparation, and facility construction during the period that these assets are undergoing activities necessary for their intended use No interest costs were capitalized during the three months ended March 31, 1998 and 1997.

         Landfill development costs are amortized using the unit-of-production method, which is calculated using the total units of airspace filled during the year in relation to total estimated permitted airspace capacity. The determination of airspace usage and remaining airspace capacity is an essential component in the amortization calculation. The determination is performed by

                                 6
conducting annual topography surveys of the Company's landfill facilities to determine remaining airspace capacity in each landfill. The surveys are reviewed by the Company's consulting engineers, the Company's internal operating and engineering staff, and its financial and accounting staff. Current year-end remaining airspace capacity is compared with prior year-end remaining airspace capacity to determine the amount of airspace used during the current year. The result is compared against the airspace consumption figures used during the current year for accounting purposes to ensure proper recording of the amortization provision. The reevaluation process did not materially impact results of operations for any periods presented.

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

         Landfill Closure and Post-Closure Costs: The Company has a material financial obligation relating to closure and post-closure activities for landfills it owns or operates. Accordingly, the Company estimates and accrues closure and post-closure costs on a unit-of-production basis over each landfill's estimated remaining permitted airspace capacity. The accrual is based on final capping of the site, site inspection, leachate management, methane gas control and recovery, groundwater monitoring, and operation and maintenance costs to be incurred during the period after the facility closes. The estimated costs are expressed in current dollars and are not discounted to reflect timing of future expenditures. The Company has accrued approximately $1.7 million and $1.6 million for closure and post-closure costs at March 31, 1998 and December 31, 1997, respectively. The engineering and accounting staff of the Company periodically review its future obligation for closure and post-closure costs. If estimates of the permitted air space capacity or the estimated costs of closure and post-closure have changed, the Company revises the rates at which it accrues the future costs.

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

         Cost of Revenues: Cost of revenues includes direct labor, fuel, equipment maintenance, insurance, depreciation and amortization of equipment and landfill development costs, accruals for ongoing closure and post-closure regulatory compliance (for landfills owned), and other routine maintenance and operating costs directly related to landfill operations. Also included in cost of revenues are payments made to the towns in which each landfill is located in the form of "Host Town Fees" (for landfills operated under management contracts), which are negotiated on a rate per ton basis as part of the contract with the Town. In Towns where landfills are operated under management contracts, the Town is responsible for the closure and post-closure costs related to the landfill.

                                  7
         Earnings Per Share: In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Loss per share amounts for all periods have been presented and where appropriate, restated to conform to the SFAS 128 requirements. Weighted average number of common and common equivalent shares outstanding and loss per common and common equivalent shares have been restated to give effect to a one-for-five reverse stock split effective Februray 13, 1998. See Note 6.

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

         Intangible Assets: The Company records the excess of the purchase price over the fair market value of the net identifiable assets of an acquired company as goodwill. Goodwill is amortized on a straight-line basis over forty years. Other intangible assets include customer lists and covenants not to compete which are amortized on a straight-line basis over five years and over the term of the agreement, respectively. The Company will evaluate the periods of amortization continually to determine whether latter events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized cost shall be allocated to the remaining period in the revised useful life.

         Reclassifications: Certain amounts in prior year financial statements have been reclassified to conform to their 1998 presentation.

Note  3.  Acquisitions

         During the quarter ended March 31, 1998, WSI acquired 5 collection companies and a transfer station in the State of Vermont. The aggregate cost of the acquisitions was approximately $4.83 million consisting of $4.4 million in cash and $430,000 in assumed liabilities. The acquisitions have combined annual revenues of approximately $5.0 million. The Company is integrating these acquisitions with its current operations in Vermont. The acquisitions have been accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $1,643,000 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

         All acquisition integration costs, which include relocation, severance and other termination benefits as well as costs related to integrating the acquired companies into the Company's operations are expensed. During the three months ended March 31, 1998, the Company expensed approximately $320,000 related to acquisition integration costs.

         The following table sets forth the acquisitions completed by the Company during the first quarter of 1998:



Acquisition           Month Acquired      Principal Business         Location                Market Area
-----------           --------------      ----------------------     ----------              ---------------
Doyle Disposal        January 1998        Solid waste collection     Barre, VT              Central Vermont

Perkins Disposal      January 1998        Solid waste collection     St. Johnsbury, VT      N. E.  Vermont

Rapid Rubbish                             Solid waste collection/
   moval , Inc.       February 1998       Transfer Station           St. Johnsbury, VT      N. E.  Vermont

Greenia Trucking      February 1998       Solid waste collection     St. Albans, VT         N. W.  Vermont

John Leo & Sons, LTD. March 1998          Solid waste collection     Essex, VT              N .W. Vermont

         The following unaudited pro forma financial information presents the combined results of operations of the Company and the aggregate of the acquired entities for the first quarter of 1998 as if the acquisitions had occurred as of the beginning of 1998, after giving effect to certain adjustments, including amortization of intangibles and additional depreciation of property and equipment. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the aggregate of the acquired entities constituted a single entity during such period.


                                                                 March 31,1998
                                                                  (unaudited)

                  Net revenues                                   $     1,984,040
                                                                 ===============

                  Net loss available for common shareholders     $   (1,051,519)
                                                                 ===============

                  Basic loss per share                           $        (0.27)
                                                                 ===============


         In November 1997, WSI signed a definitive agreement to acquire the 700-acre, 3 million cubic yard permitted municipal solid waste landfill in Hopewell, Pennsylvania. The purchase price of approximately $5.0 million will be paid primarily by the assumption of on the facility. The existing landfill consists of five permitted cells, one of which is currently operating. This transaction is expected to close by the end of June 1998.

         On March 24, 1998, the Company signed a definitive agreement to acquire Horvath Sanitation, Inc. D/B/A Eagle Waste ("Eagle"), which is based in Altoona, Pennsylvania. Eagle has approximately $8 million in annual revenue and collects approximately 200 tons per day of solid waste. In connection with the acquisition, the Company was required to advance a deposit, held by an escrow agent, of approximately $2.2 million on March 25, 1998. The deposit will be credited to the acquisition price upon closing of the transaction. The transaction is expected to close by the end of May 1998.

Note  4.  Property and Equipment
Property and equipment are stated at cost and consist of the following;

                                       March 31, 1998          December 31, 1997
                                       --------------          -----------------
  Landfills                              $   8,426,402       $        8,412,010
  Landfill development projects                759,065                  691,225
  Buildings, facilities and improvements     2,306,136                1,823,981
  Machinery and equipment                    1,635,869                1,513,720
  Rolling stock                              1,540,257                  662,595
  Containers                                 1,019,225                  401,941
                                       ---------------       -------------------
                                            15,686,954               13,505,472
  Less accumulated depreciation
      and amortization                     (1,348,275)               (1,018,289)
                                       ---------------       -------------------
      Property and equipment, net       $  14,338,679       $        12,487,183
                                        =============        ===================

Note  5.  Long-term debt and notes payable

Long-term debt and notes payable consists of:
                                                      March 31,    December 31,
                                                          1998           1997

              Bridge loan                          $   5,000,000    $         -
              Subordinated debentures                  4,425,000      4,425,000
              Capital leases and equipment
                notes payable                          2,814,583      2,626,700
              Howard Bank Term Loan                      664,000        748,000
              Howard Bank Term Loan                    1,550,000              -
              Mortgages                                  187,750        189,350
              Other notes payable                        233,266         56,043
                                                   -------------  -------------
                                                      14,874,599      8,045,093
              Less current portion                     7,904,435        843,831
                                                   -------------  -------------
              Long-term portion                    $   6,970,164  $   7,201,262
                                                   =============  =============

         On January 17, 1998 and April 17, 1998, the Company entered into additional credit facilities with the Howard Bank in Vermont for $4.2 million to fund the development and expansion of its integrated solid waste management operations in Vermont and for general working capital purposes. All advances under these facilities were repaid on May 14, 1998.

         On February 12, 1998, the Company closed on a $5.0 million bridge loan. The bridge loan was repaid May 13, 1998.

         On May 13, 1998, the Company closed on an offering of $60.0 million in Subordinated Notes (the "Notes") which resulted in net proceed to the Company of approximately $58.3 million. See Note 9.


Note  6.  Common Stock

         On February 13, 1998, the shareholders of the Company approved a one for five reverse stock split of the Company's Common Stock at a special shareholders' meeting. No fractional shares were issued in connection with the reverse stock split, and shareholders received cash in payment for any fractional shares otherwise issuable. The weighted average shares outstanding as of March 31, 1997 have been restated to reflect the one for five reverse stock split.


Note  7.  Preferred Stock

         The Series A Convertible Preferred Stock ("Series A Preferred Stock") bears an 8.0% annual cumulative dividend, and is convertible into common stock at a conversion price of $1.406 per share of common stock, which conversion price may be reset to a lower conversion price upon the occurrence of certain events. The dividend is payable in cash or in additional shares of preferred stock at the Company's option and is subject to adjustment after 3 years. The preferred stock is also redeemable at the Company's option after 1 year, subject to certain trading requirements. Cumulative dividends on the Series A Preferred Stock, as of March 31, 1998 which have not been declared or paid are approximately $577,000.

                                10
         The Series B Preferred Stock, ("Series B Preferred Stock") bears a 6.0% annual cumulative dividend, and is convertible into common stock at a conversion price of $6.25 per share of common stock. The dividend is payable in cash or in additional shares of Series B Preferred Stock at the Company's option if the Company's closing stock price for 20 consecutive days equals or exceeds $6.25 per share. The Series B Preferred Stock is also mandatorily convertible at the Company's option for Common Stock if the Company's average closing Common Stock price for 20 consecutive trading days equals or exceeds $6.25 per share. The Company met the mandatory conversion trading requirements and elected to convert all of the shares of the Series B Preferred Stock and the accumulated unpaid dividends into Common Stock on May 14, 1998. Cumulative dividends on the Series B Preferred Stock, as of March 31, 1998, which have not been declared or paid are approximately $61,000.


Note  8.  Commitments and Contingencies

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

         The Company has obtained environmental impairment liability insurance in the amount of $5.0 million covering claims for sudden or gradual onset of environmental damage. If the Company were to incur liability for environmental damage in excess of its insurance limits, its financial condition could be adversely affected. The Company carries a comprehensive general liability insurance policy which management considers adequate at this time to protect its assets and operations from other risks.

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

         An arbitration hearing was completed on October 25, 1996. On January 2, 1997, the arbitrator issued the Award of Arbitrator, directing Rosen to pay $780,160, excluding interest and litigation costs, for breaches by Rosen of his employment agreement with the Company "in failing to discharge in good faith the duties of his positions and failing to act under the direction of the Board of Directors of the Company". On February 25, 1997 the Middlesex Superior Court in Cambridge, Massachusetts confirmed the arbitration award and entered the judgment against Rosen, which is now non-appealable, in an amount in excess of approximately $833,000. The Company is currently pursuing discovery against Rosen through this forum to identify the assets that Rosen may have available to satisfy the outstanding judgment. In August of 1996, the Company secured a preliminary injunction in Middlesex Superior Court with respect to any future sales of the Company's stock by Rosen. The Company has filed a Motion in such action asking the Court to issue a broader form of permanent injunction in the case. On September 8, 1997 the Company commenced a supplementary process action in Cambridge District Court to collect on such judgment, including seeking foreclosure on all shares of the Company's stock owned by Rosen. On March 5, 1998, the judge granted the Company's motion and the Company obtained the remaining 49,441 Common Shares held by Rosen. As of May 14, 1998, these shares had a market value of approximately $460,000 based on the closing price of the Company's stock as of that date. The Company is carrying on its March 31, 1998 balance sheet an amount of approximately $274,000 in unreimbursed advances due from Rosen, but the Company's other claims and additional advances have not been reflected on the balance sheet at this time.

                                11
         On March 27, 1997, Rosen commenced an action against the Company in Middlesex County (Massachusetts) Superior Court, seeking an award of damages resulting from the Company's alleged breach of a Memorandum of Understanding entered into between the Company and Rosen in connection with the termination of Rosen's employment with the Company, in which Rosen had been granted an option to purchase certain assets of the Company not related to its core business. The Company believes this claim to be frivolous and is vigorously defending this action.

         b) In October 1997 in the Middlesex Superior Court, the Company commenced an action against Marguerite A. Piret, a former director of the Company and the wife of Rosen, seeking damages against Ms. Piret for her independent breaches of fiduciary duty as a former director of the Company. The case is in the discovery stage and no trial date has yet been set. If the Company is successful in its claims, the Company may recover direct and consequential damages from Ms. Piret.

Note  9.  Subsequent Events

         On May 13, 1998, the Company closed an offering of $60.0 million in Subordinated Notes (the "Notes"), which resulted in net proceeds to the Company of approximately $58.3 million. The Notes will mature in May 2005, and bear interest at 7.0%, payable semi-annually in arrears on each June 30 and December 31, commencing June 30, 1998. Subsequent to prior approval of the stockholders of the Company on or before December 31, 1998, the Notes and any accrued but unpaid interest will be convertible into Common Stock at a conversion price of $10.00 per share, representing an approximate 22% premium over the closing price of $8.25 on May 7, 1998, the transaction pricing date. Following receipt of stockholder approval, the shares will be convertible at the option of the holder at any time and can be mandatorily converted by the Company after 2 years if the Company's Common Stock closing price equals or exceeds the conversion price of $10.00 per share for a period of 20 consecutive trading days. If the stockholders approval is not received by December 31, 1998, the interest rate of the Notes will increase to 12.0% effective September 1, 1998.

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of   Operations

         This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to, among other things, the Company's future revenues, operating income, or earnings per share. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar expression. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed herein.
See "Certain Factors Affecting Future Operating Results".

Introduction

         Waste Systems International, Inc. (the "Company" or "WSI") is a regional integrated non-hazardous solid waste management company that provides solid waste collection, recycling, transfer and disposal services to commercial, industrial, residential and municipal customers.

         WSI's objective is to expand the current geographic scope of its local operations primarily within the Northeast and Mid-Atlantic regions of the United States and to become one of the leading providers of non-hazardous solid waste management services in each market that is serves. The Company's primary growth strategy is to acquire landfills in or near urban metropolitan areas, and to secure dedicated waste streams for such landfills by acquisition or development of collection operations and transfer stations. The internalization of waste streams is a major component of the Company's strategy. The Company believes that significant opportunities exist to expand its operations in each of its current and targeted markets.

         In connection with its growth strategy, the Company currently is and at any given time will be involved in potential acquisitions that are in various stages of negotiation and consummation (ranging from initial discussions to the execution of definitive agreements), some of which may be material. In particular, in November 1997, the Company signed a definitive agreement to acquire the Hopewell Landfill, a 700-acre, 3 million cubic yard permitted municipal solid waste landfill in Hopewell, Pennsylvania, and in March 1998, signed a definitive agreement to acquire Horvath Sanitation, Inc. (D/B/A Eagle Waste), a solid waste collection company based in Altoona, Pennsylvania. The Company expects to close both transactions during May and June 1998 and to integrate Eagle Waste's operations with the Hopewell landfill. Together, the Hopewell landfill and Eagle Waste are comparable in size and scope to the
Company's current operations, which include five solid waste collection companies and a transfer station in Vermont acquired during the first quarter of 1998.

         The Company established its first integrated solid waste management operations in the geographical area surrounding its landfill in Moretown, Vermont. In addition to the landfill in Moretown, Vermont, the Company currently owns and/or operates three transfer stations and collection operations serving over 4,400 commercial, industrial, residential and municipal customers in the Burlington, St. Albans, St. Johnsbury and Barre-Montpelier, Vermont areas. The first cell ("Cell 1") at the Company's landfill is currently operating at approximately 300-350 tons per day ("TPD") with remaining estimated permitted capacity as of March 31, 1998 of approximately 196,000 cubic yards. A permit application was filed with the Vermont Agency of Natural Resources for the development of a second cell ("Cell 2") on April 3, 1997. The Company expects to receive all of the permits required for Cell 2 by the end of the second quarter of 1998. When all of the permits are granted, the Company will begin construction on Cell 2 which will increase the permitted landfill capacity by an estimated additional 1.3 million cubic yards.

         WSI and the Town of South Hadley, Massachusetts have entered into a contract whereby the Company will operate and remodel the Town's 30-acre municipal solid waste landfill. The Town of South Hadley will retain full ownership of the landfill while the Company operates and remodels the facility. In March 1997, the Company received a landfill disruption permit from the MDEP which enabled WSI to begin engineering work and feasibility studies at the South Hadley landfill. On March 16, 1998 the Company filed its draft environmental impact report with the MDEP and anticipates receiving all of its operating and construction permits during the second or third quarter of 1998, which would allow WSI to begin accepting solid waste at the first 6-acre lined cell during the first or second quarter of 1999. The South Hadley landfill project is currently expected to have in excess of 2 million cubic yards of new capacity for future disposal.

         During the first quarter of 1998, WSI acquired 5 collection companies and a transfer station, in the State of Vermont. The aggregate cost of the acquisitions was approximately $4.8 million consisting of $4.4 million in cash and $430,000 in assumed liabilities. The acquisitions have combined annual revenues of approximately $5.0 million. The Company is integrating these acquisitions with its current operations in Vermont.

         WSI and the Town of South Hadley, Massachusetts have entered into a contract whereby the Company will operate and remodel the Town's 30-acre municipal solid waste landfill. The Town of South Hadley will retain full ownership of the landfill while the Company operates and remodels the facility. In March 1997, the Company received a landfill disruption permit from the MDEP which enabled WSI to begin engineering work and feasibility studies at the South Hadley landfill. On March 16, 1998 the Company filed its draft environmental impact report with the MDEP and anticipates receiving all of its operating and construction permits during the second or third quarter of 1998, which would allow WSI to begin accepting solid waste at the first 6-acre lined cell during the first or second quarter of 1999. The South Hadley landfill project is currently expected to have in excess of 2 million cubic yards of new capacity for future disposal.

                                13
Three Months Ended March 31, 1998 Compared to Three months Ended March 31, 1997

Over the past two years, the Company has restructured its operations, commenced operations in Vermont, operated the Fairhaven landfill, which has been terminated, and made several acquisitions. These acquisitions, dispositions and restructuring activities affect the comparability of the financial information herein.

Results of Operations

Revenues:

         Revenues represent fees charged to customers for solid waste collection, transfer, recycling and disposal services provided. Revenues for the three months ended March 31, 1998 increased 286% to $1,528,000 over the same period in 1997. The increase was due primarily to increased waste volume accepted at the Company's Moretown, Vermont landfill, the acquisition of the Chittenden Solid Waste District transfer station located in Essex, Vermont, and several waste collection companies. See Note 3. All of the first quarter 1998 and 1997 revenues were generated from the Company's Vermont operations. During the three months ended March 31, 1998 and 1997, revenue was received from the following sources:

                                                  Three Months Ended March 31,
                                                      1998               1997

                  Collection                           40.7%             13.1%
                  Landfill                             27.8              86.9
                  Transfer                             31.5                 -
                                                    ---------         -------

                  Total Revenue                       100.0%            100.0%
                                                    ========          ========

Operating Expenses:

         The following table sets forth, for the periods indicated, certain data derived from the Company's Consolidated Statement of Operations, expressed as a percentage of net revenues:

                                             Three Months Ended March 31,
                                                1998               1997

          Revenues                                 100.0%              100.0%
                                               ----------          ----------

          Operating expenses                        56.6                61.2
          Depreciation and amortization             25.0                28.4
          Integration costs                         20.9                   -
                                               -----------         ---------
          Total operating costs                    102.5                89.6
                                               -----------         ---------

          Gross margin (loss)                       (2.5)               10.4

          Selling, general and administrative       42.6               141.9
                                               -----------         ---------

          Loss from operations                     (45.1)             (131.5)

          Minority interest                            -                 1.2
          Interest income                            1.8                 8.7
          Interest expense                         (28.5)              (76.9)
          Other expense                             (0.9)               (0.6)
                                               -----------         ----------

          Net loss                                (72.7%)            (199.1%)
                                               ===========         ==========

         Cost of revenues includes direct labor, fuel, equipment maintenance, insurance, depreciation and amortization of equipment and landfill development costs, accruals for ongoing closure and post-closure regulatory compliance (for landfills owned), and other routine maintenance and operating costs directly related to landfill operations. Also included in cost of revenues are payments made to the towns in which each landfill is located in the form of "Host Town Fees" (for landfills operated under management contracts), which are negotiated on a rate per ton basis as part of the contract with the Town. In Towns where landfills are operated under management contracts, the Town is responsible for the closure and post-closure costs related to the landfill.

         Operating expenses for the three months ended March 31, 1998 increased $621,000, or 256% to $864,000 from $242,000 for the three months ended March 31, 1997. As a percentage of revenues, cost of operations decreased from 61% to 57% primarily due the acquisition of several collection companies and an expanding customer base which resulted in higher waste volumes at the Company's landfill creating better economies of scale.

         Depreciation and amortization expense includes depreciation of property and equipment over their useful lives using the straight-line method, amortization of goodwill and other intangibles assets over their useful lives using the straight-line method, and amortization of landfill airspace assets using the units-of-production method. Depreciation and amortization expense for the three months ended March 31, 1998 increased $262,000, or 234% to $374,000 from $112,000 for the three months ended March 31, 1997. Depreciation expense for the period ended March 31, 1998 increased as a percentage of revenues over the same period in 1997 due to (i) the increase in the amount of waste accepted at the Company's Vermont landfill which resulted in increased amortization of capitalized landfill costs and, (ii) a substantial increase in capital equipment from the acquired operation and the internal growth of the Company's Vermont collection and transfer operations which resulted in increased depreciation expense of property and equipment.

         Selling, general and administrative expenses consist of corporate development activities, marketing and public relations costs, administrative compensation and benefits, legal and accounting and other professional fees as well as other administrative costs and overhead. Selling, general and administrative costs increased $95,000 for the first quarter of 1998 to $657,000 from $562,000 in the same period of 1997. The increase was due to the building of an infrastructure necessary to support increases in acquisition, operating and administrative activities. As a percent of revenues for the first quarter of 1998, selling, general and administrative costs were 43% of revenues as compared to 142% for the same period in 1997.

                                 15
         Royalty and other income (expense) remained a relatively consistent percent of revenue at (0.9%) and (0.7%) for the three month period ended March 31, 1998 and 1997, respectively

         Interest income for the quarter ended March 31, 1998 decreased $7,000 or 7% to $28,000 from $35,000 for the three months ended March 31, 1997. The decrease was the result of lower average cash and investment balances.

         Interest expense for the three months ended March 31, 1998 increased $129,000 to $434,000 from $305,000 for the three months ended March 31, 1997. The increase resulted primarily from increased indebtedness incurred in connection with the $5.0 million bridge loan.

EBITDA:

         EBITDA is defined as operating income from continuing operations plus depreciation and amortization, which includes depreciation and amortization included in selling, general and administrative expenses. EBITDA does not represent, and should not be considered as an alternative to net income or cash flows from operating activities, each as determined in accordance with generally accepted accounting principles ("GAAP"). Moreover, EBITDA does not necessarily indicate whether cash flow will be sufficient for such items as working capital or capital expenditures, or to react to changes in the Company's industry or to the economy in general. The Company believes that EBITDA is a measure commonly used by lenders and certain investors to evaluate a company's performance in the solid waste industry. The Company also believes that EBITDA data may help to understand the Company's performance because such data may reflect the company's ability to generate cash flows, which is an indicator of its ability to satisfy its debt service, capital expenditures and working capital requirements. Because EBITDA is not calculated by all companies and analysts in the same fashion, investors should consider, among other factors: the non-GAAP nature of EBITDA; actual cash flows; the actual availability of funds for debt service, capital expenditures and working capital; and the comparability of the Company's EBITDA data to similarly-titled measures reported by other companies.

         The following table sets forth, for the periods indicated, certain data derived from the Company's Consolidated Statement of Operations, to determine
EBITDA:


                                               Three Months Ended March 31,
                                                    1998                1997

           Operating loss                        ($687,065)          ($520,955)

           Depreciation and amortization           406,116             124,573


           EBITDA                                ($280,949)          ($396,382)

           Acquisition integration costs           320,000                   -
                                              -------------       ------------

           Adjusted EBITDA                         $39,051           ($392,382)
                                              =============       =============

           Adjusted EBITDA as % of revenue          2.6%              (100.0%)
                                              =============       =============

Financial Position

         WSI had $894,000 in cash as of March 31, 1998. This represented a decrease of $2,070,000 from December 31, 1997. Working capital as of March 31, 1998, was ($6,921,000), a decrease of $8,453,000 over December 31, 1997. This decrease was primarily due to the use of cash to fund the net loss for the period, the increase in short term borrowings to fund the Vermont acquisitions and Eagle Waste deposit.

         At March 31, 1998, the Company had approximately $1.1 million in trade accounts receivables related to waste collection and disposal services at its Vermont operations. The Company has estimated an allowance for doubtful accounts of approximately $46,000 or 4% of gross accounts receivable which is considered sufficient to cover future bad debts.

         During the quarter ended March 31, 1998, the Company devoted substantial resources to various project development and related activities. Additions to property and equipment, excluding assets purchased through acquisition of approximately $343,000 were made during the three months ended March 31, 1998.

Liquidity and Capital Resources

         The Company's business is capital intensive. The Company's capital requirements, which are substantial, include acquisitions, property and equipment purchases and capital expenditures for landfill cell construction, landfill development and landfill closure activities. Principally due to these factors, the Company may incur working capital deficits. The Company plans to meet its capital needs through various financing sources, including internally generated funds, equity securities and debt, including the net proceeds of WSI's $60.0 million Subordinated Notes offering and through an anticipated expanded bank credit facility that the Company expects to obtain.

         To date, WSI has financed its activities primarily through the issuance of debt and equity securities, including convertible subordinated notes and preferred stock. The Company has raised, from inception through March 31, 1998, cumulative net proceeds of approximately $39.3 million through private placements of equity securities and the issuance of long-term debt. Utilizing the raising of $58.3 million in net proceeds from the Subordinated Notes in May 1998, WSI intends to aggressively pursue and develop an integrated solid waste management company. There can be no assurance that additional debt or equity financing will be available, or available on terms acceptable to the Company. Any failure of the Company to obtain required financing would have a material adverse effect on the Company's financial condition and operation.

         Net cash used by operating activities for the three months ended March 31, 1998 and 1997 was $1.0 million and $706,000, respectively. The use of $1.0 million in 1998 consisted of the net loss, the payment of the restructuring and related liabilities, the termination of the Fairhaven landfill project and the growth of the Company's Vermont operations.

         Net cash used by investing activities for the three months ended March 31, 1998 and 1997 was $7.3 million and $473,000, respectively. Of the net cash used by investing activities in 1998, approximately $7.1 million was primarily due to the acquisition of the collection and transfer operations in Vermont as well as increases in capital expenditures to increase operating efficiencies at the Company's Vermont operations. Also a deposit of $2.2 million was made on the Eagle Waste acquisition. The net cash used by investing activities for the same period in 1997 was primarily the result of the increasing operating activities at the Moretown, Vermont landfill.

         The Company's capital expenditures and capital needs for acquisitions have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to complete acquisitions. Total capital expenditures are expected to further increase in 1998 due to acquisitions. The total amount to be paid by the Company (including assumption of debt) in connection with the Hopewell Landfill and Eagle Waste acquisitions is expected to be approximately $26.0 million. Once the acquisitions are complete, substantial additional capital expenditures will be required in connection with the acquired business.

         Net cash provided by financing activities for the quarter ended March 31, 1998 and 1997 was approximately $6.2 million and $1.4 million, respectively. The increase in financing activities for the first three months of 1998 is due primarily to the $5.0 million bridge loan and the use of approximately $2.8 million from the Howard Bank credit facility which was offset by the repayment of both short and long term debt.

         At March 31, 1998, the Company had approximately $14.9 million of long-term and short-term debt, including a $5.0 million bridge loan, which the Company closed on February 12, 1998. In April 1998, the Company obtained additional credit facilities with the Howard Bank in Vermont for $1.95 million, to fund the development and expansion of its integrated waste management operations in Vermont and for general working capital purposes. Additionally, the Company closed a private placement of $60.0 million in Subordinated Notes (the "Notes") on May 13, 1998, which resulted in net proceeds to the Company of approximately $58.3 million. See Note 9 to the Consolidated Financial Statements Subsequent Events.

         WSI does not believe its operations have been materially affected by inflation.

Certain Factors Affecting Future Operating Results

         The following factors, as well as others mentioned in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q.

         History of Losses. Prospects for future profitability are heavily dependent upon the success of the Company's acquisition strategy and in its ability to continue to build integrated solid waste management operations. There can be no assurance that WSI will generate sufficient revenue to be profitable or, if profitable, to maintain profitability in future years.

         Uncertain Ability to Finance the Company's Growth. The Company has limited liquidity in relation to its short-term capital commitments and operating cash requirements. Additionally, WSI will require substantial funds to complete and bring to commercial viability all of its currently planned projects. The Company also anticipates that any future business acquisitions will be financed through cash from operations, borrowings under its bank line of credit, the issuance of the Company's common stock or seller financing, or additional equity or debt financings. Therefore, WSI's ability to satisfy its capital commitments and operating requirements are dependent on a number of pending or future financing activities, none of which are assured successful completion. Any failure of the Company to obtain sufficient financing in the future would have a material adverse effect on the Company's financial condition and operations.

         Dependence on Management. The Company's future success is highly dependent upon the services of its executive officers, particularly, Philip Strauss, Chairman, Chief Executive Officer and President of the Company, and Robert Rivkin, Executive Vice President - Acquisitions, Chief Financial Officer, Treasurer and Secretary of the Company. The loss of the services of Mr. Strauss or Mr. Rivkin could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Ability to Identify, Acquire and Integrate Acquisition Targets. The future success of the Company is highly dependent upon the Company's continued ability to successfully identify, acquire and integrate additional solid waste landfills, collection, transportation and disposal businesses. As competition for acquisition candidates increases within the solid waste management industry, the availability of suitable candidates at terms favorable to the Company decreases. The Company competes for acquisition candidates with larger, more established companies that may have significantly greater capital resources, which can further decrease the availability of suitable acquisition candidates. There can be no assurance that the Company will be able to identify suitable acquisition candidates and if available, will be able to obtain necessary financings at a price or on terms and conditions favorable to the Company, or to successfully integrate the acquisitions with current operations.

         Competition. The solid waste management industry is highly competitive, very fragmented and requires substantial labor and capital resources. Competition exists for collection, transportation and disposal volume, and acquisition targets. The markets the Company competes or is likely to compete in are usually served by one or more of the large national, regional or local solid waste companies who may have accumulated substantial goodwill and or have greater financial, marketing or technical resources than WSI. The Company also competes with counties, municipalities and operators of alternative disposal facilities that operate their own waste collection and disposal facilities. The availability of user fees, charges or tax revenues and the availability of tax-exempt financing may provide a competitive advantage to the public sector. Additionally, alternative disposal facilities such as recycling and incineration may reduce the demand for the disposal of solid waste in landfills. Competition for waste collection and disposal business is based on the quality of operation, price and geographical location. From time to time, competitors may reduce the price of their services in an effort to expand or maintain market share or to win competitively bid contracts. There can be no assurance that the Company will be able to successfully bid such contracts or compete with the larger and better capitalized companies.

         Limitations on Landfill Permitting and Expansion. The Company's operations depend on its ability to expand the landfills it owns or operates and develop new landfill sites. There can be no assurances that the Company will be successful in obtaining new landfill sites or expanding the permitted capacity of its landfill. The process of obtaining required permits and approvals to operate and expand landfills and transfer stations has become increasingly difficult and expensive. The process can take several years and involves hearings and compliance with zoning, environmental and other requirements. There can be no assurance that the Company will be successful in obtaining and maintaining required permits. Even when granted, final permits to expand are often not approved until the remaining capacity of the landfill is very low. In the event the Company exhausts its permitted capacity at its landfill, the Company's ability to expand internally will be limited and the Company will be required to cap and close the landfill. In addition, the Company could be forced to dispose of its waste at landfills operated by its competitors. The additional costs could have a material adverse effect on the Company's business.

         Geographic Concentration of Operations. The Company has established an integrated solid waste management operation located in central Vermont. Since the Company's primary source of revenues is concentrated to this geographic location, the Company's business, financial condition and results of operations can be materially effected by, but not limited to, the following: (i) downturns in the local economy, (ii) severely harsh weather conditions, (iii) and state regulations. Additionally, the growing competition within the local economy for waste streams makes it increasingly difficult to expand within this region. There can be no assurance that the Company will be able to continue to increase the waste stream to its landfill in Vermont, or be able to expand its geographic location to lessen the effects of adverse events that may occur in this region.

         Seasonality. The Company's revenues and results of operations tend to vary seasonally. The winter months of the fourth and first quarters of the fiscal year tend to yield lower revenues than those experienced in the warmer months of the second and third quarters. The primary reasons for slower revenues in the winter months include, but are not limited to: (i) harsh winter weather conditions which can interfere with collection and transportation; (ii) construction and demolition activities are primarily performed in the warmer seasons; (iii) the volume of waste in the region is generally lower in comparison to that which occurs in warmer months. The Company believes that the seasonality of the revenue stream will not have a material adverse effect on the Company's business, financial condition and results of operations on an annualized basis.

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

                                19
         Potential Environmental Liability and Adverse Effect of Environmental Regulation. WSI's business exposes it to the risk that it will be held liable if harmful substances escape into the environment and cause damages or injuries as a result of its operating activities. Moreover, federal, state and local environmental legislation and regulations require substantial expenditures and impose significant liabilities for noncompliance.

         Potential  Adverse  Community  Relations.   The  potential  exists  for
unexpected delays, costs and litigation resulting from community resistance and concerns relating to specific projects in various communities.

         Performance  or Surety  Bonds,  Letters  of Credit  or  Insurance.  The
Company may be required to post a performance or surety bond, or letter of credit to ensure proper closure and post-closure monitoring and maintenance at its landfills. Additionally, adequate insurance coverage is necessary for the Company to secure certain contracts. Failure to obtain performance or surety bonds, or letters of credit in sufficient amounts or at acceptable rates, or adequate insurance coverage may have a material adverse impact on the Company's business, financial condition and results of operations.

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

         Capital Expenditures. The Company capitalizes, in accordance with generally accepted accounting principles, certain expenditures and advances relating to acquisitions, pending acquisitions and landfill projects. The Company's policy is to expense in the current period, all unamortized capital expenditures and advances relating to any operation that is permanently shut down or any acquisition that will not be consummated and any landfill project that is terminated. Thus, the Company may be required to incur a charge against earnings in future periods that could have a material adverse effect on the Company's business, financial condition and results of operations.

                                                 PART II

Item 1.  Legal Proceedings


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

         An arbitration hearing was completed on October 25, 1996. On January 2, 1997, the arbitrator issued the Award of Arbitrator, directing Rosen to pay $780,160, excluding interest and litigation costs, for breaches by Rosen of his employment agreement with the Company "in failing to discharge in good faith the duties of his positions and failing to act under the direction of the Board of Directors of the Company". On February 25, 1997 the Middlesex Superior Court in Cambridge, Massachusetts confirmed the arbitration award and entered the judgment against Rosen, which is now non-appealable, in an amount in excess of approximately $833,000. The Company is currently pursuing discovery against Rosen through this forum to identify the assets that Rosen may have available to satisfy the outstanding judgment. In August of 1996, the Company secured a preliminary injunction in Middlesex Superior Court with respect to any future sales of the Company's stock by Rosen. The Company has filed a Motion in such action asking the Court to issue a broader form of permanent injunction in the case. On September 8, 1997 the Company commenced a supplementary process action in Cambridge District Court to collect on such judgment, including seeking foreclosure on all shares of the Company's stock owned by Rosen. On March 5, 1998, the judge granted the Company's motion and the Company obtained the remaining 49,441 Common Shares held by Rosen. As of May 14, 1998, these shares had a market value of approximately $460,000 based on the closing price of the Company's stock at that date. The Company is carrying on its March 31, 1998 balance sheet an amount of approximately $274,000 in unreimbursed advances due from Rosen, but the Company's other claims and additional advances have not been reflected on the balance sheet at this time.

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

         b) In October 1997 in the Middlesex Superior Court, the Company commenced an action against Marguerite A. Piret, a former director of the Company and the wife of Rosen, seeking damages against Ms. Piret for her independent breaches of fiduciary duty as a former director of the Company. The case is in the discovery stage and no trial date has yet been set. If the Company is successful in its claims, the Company may recover direct and consequential damages from Ms. Piret.

         The Company is not aware of any other non-routine or incidental material legal proceedings.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults on Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         Approval of a 1-for-5 Reverse Stock Split: The stockholders of the Company approved a one-for-five reverse stock split. There were 40,166,667 votes cast for, 353,274 votes against, 61,005 votes eligible abstaining and 11,803,434 votes eligible but not voted. No fractional shares will be issued in connection with the reverse split, and stockholders will receive cash in payment for any fractional shares otherwise issuable.

Item 5.  Other Information

         None.

Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)      1.  Financial Statements

         The financial statements are listed under Part I, Item 1 of this Report.

         2.  Financial Statement Schedules

         None.

         3.  Exhibits

         None.

(B)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WASTE SYSTEMS INTERNATIONAL, INC.


   Date:  May 15, 1998       By:    /S/   Philip Strauss
                                --------------------------
                                Philip Strauss
                                Chairman, Chief Executive Officer and President (Principal Executive Officer)

   Date: May 15, 1998       By:      /S/  Robert Rivkin
                                 --------------------------
                                 Robert Rivkin
                                 Executive Vice president -
                                 Acquisitions Chief Financial Officer,
                                 Treasurer and Secretary
                                 (Principal Financial and Accounting Officer)