Form 10-K/A
period 1997-12-31
WASTE SYSTEMS INTERNATIONAL INC
filed 1998-06-30
CIK 847468

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-K/A
                                (Amendment No. 2)

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

                     Common Stock, $.01 par value per share
                                Series F Warrants
                            Placement Agent Warrants
                      ------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A

         As of March 24, 1998, the market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $66,854,700

         The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of March 24, 1998 was 3,911,181.

                                TABLE OF CONTENTS

Explanatory note: this is  amendment  number 2 to the  Form  10-K  filed  with the  Securities  and  Exchange Commission on March 27, 1998.


                                                                            PAGE

PART I
         Item 1.  Business                                                     1
         Item 2.  Unchanged
         Item 3.  Legal Proceedings                                            8
         Item 4.  Unchanged

PART II
         Item 5.  Unchanged
         Item 6.  Selected Financial Data                                     10
         Item 7.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations            12
         Item 8.  Financial Statements and Supplementary Data                 20
         Item 9.  Unchanged

PART III

         Item 10.  Unchanged
         Item 11.  Unchanged
         Item 12.  Unchanged
         Item 13.  Unchanged

PART IV
         Item 14.  Unchanged

Signatures                                                                    47

Note Regarding Forward Looking Statements:

This Annual Report on Form 10-K/A contains forward-looking statements concerning among other things, the Company's expected future revenues, operations and expenditures and estimates of the potential markets for the Company's services. Such statements made by the Company fall within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these projections due to a number of factors as discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Future Operating Results" of this Form 10-K/A.

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

         The following table sets forth acquisitions completed by the Company through February 1998:

Acquisition                 Month Acquired       Principal Business            Location            Market Area

Moretown Landfill             July 1995           Landfill                     Moretown, VT        Vermont

The Hartigan Company          January 1997        Solid waste collection       Stowe, VT           Central Vermont

CSWD Transfer Station         October 1997        Transfer Station             Burlington, VT      N.W. Vermont
VT.

Doyle Disposal                January 1998        Solid waste collection       Barre, VT           Central Vermont

Perkins Disposal              January 1998        Solid waste collection       St. Johnsbury, VT   N. E. Vermont

Rapid Rubbish                                     Solid waste collection/
       Removal , Inc.         February 1998       Transfer Station             St. Johnsbury, VT   N. E. Vermont

Greenia Trucking              February 1998       Solid waste collection       St. Albans, VT      N. W. Vermont


In addition, the Company has signed certain agreements for the acquisition or operation of landfills and collection companies described under "Integrated Solid Waste Management Operations - Hopewell, Pennsylvania" and "--South Hadley, Massachusetts." There can be no assurance that the Company will continue to be successful in executing its acquisition strategy. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Operating Results - "Ability to Identify, Acquire and Integrate Acquisition Targets").

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

         Moretown, Vermont. The Company established its first integrated solid waste management operations in the geographical area surrounding its landfill in Moretown, Vermont. In addition to the landfill in Moretown, Vermont, the Company currently owns and/or operates three transfer stations and collection operations serving over 4,400 commercial and residential customers in the Burlington, St. Albans, St. Johnsbury and Barre-Montpelier, Vermont areas. The first cell ("Cell 1") at the Company's landfill is currently operating at approximately 300-350 tons per day ("TPD") with remaining estimated permitted capacity as of December 31, 1997 of approximately 215,000 cubic yards. A permit application was filed with the Vermont Agency of Natural Resources for the development of a second cell ("Cell 2") on April 3, 1997. On March 11, 1998, WSI received its draft certification for Cell 2 from the Vermont Agency of Natural Resources. The Company expects to receive all of the permits required for Cell 2 by the end of the second quarter of 1998 although no assurances can be given that all required permits will be issued in accordance with the Company's expected schedule. When all of the permits are granted, the Company will begin construction on Cell 2, which will increase the permitted landfill capacity by an estimated 1.3 million cubic yards. For the year ended December 31, 1997, approximately 24% of the waste received at its Moretown, Vermont landfill was collected by the Company's hauling operations or received at the Company's transfer stations. Also, 100% of the waste collected by the Company was disposed of at its Moretown, Vermont landfill.

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

Environmental Impairment Liability Insurance

           The Company has a $5.0 million environmental impairment liability insurance policy covering claims for sudden or gradual onset of environmental damage. If the Company were to incur a liability for environmental damage in excess of its insurance limits, its financial condition could be adversely affected. The Company carries a comprehensive general liability insurance policy which management considers adequate at this time to protect its assets and operations from other risks.


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

         Other Proceedings. As of the beginning of fiscal 1997, the Company had pending against it four complaints with the Massachusetts Commission Against Discrimination ("MCAD"). Currently, the Company has pending against it two ongoing complaints with the Massachusetts Commission Against Discrimination. The Company is not in a position to evaluate the likelihood that damages or other relief will be awarded, or that the amount of damages awarded could be material. With respect to the two other MCAD complaints, one has been settled for an amount not material to the Company and the other has been dismissed by MCAD (with leave to file a claim in Massachusetts Superior Court expiring as of September 21, 1998).

                                     PART II

Item 6.  Selected Consolidated Financial and Operating Data

Over the past two years, the Company has changed its focus from an environmental technologies company to an integrated solid waste management company. The Company has restructured its operations, commenced operations in Vermont, operated the Fairhaven landfill, which has been terminated, and (including the cessation of operations at its environmental technology center) made several acquisitions. These acquisitions, dispositions and restructuring activities affect the comparability of the financial information herein.

               Waste Systems International, Inc. and Subsidiaries
                             Selected Financial Data
     (in thousands except for outstanding shares and earnings per share data)


                                                                    Fiscal Year Ended
                                              --------------------------------------------------------------
                                              Dec. 31,      Dec. 31,    Dec. 31,       Dec. 31,    Dec. 31,
                                                1997          1996          1995         1994        1993
                                              --------------------------------------------------------------
Statement of Operations Data:
    Revenues                                  $3,458         $1,496       $1,344           $0          $0
                                              -------        -------      ------         ------      -------
    Cost of operations:
      Operating expenses                       1,719            921          766
                                                                                            -           -
      Depreciation and amortization              692            370           72
                                                                                            -           -
      Write-off of landfill
        development costs                      1,495          6,652           -             -           -
                                              -------        -------      ------         ------     -------

         Total cost of operations              3,906          7,943          838            -           -
                                              -------        -------      ------         ------     -------

            Gross profit (loss)                 (448)        (6,447)         506            -           -

    Selling, general and
     administrative expenses                   2,138          2,443        3,286          1,485         936

    Amortization of prepaid
     consulting fees                             -              834          501            -           -

   Restructuring                                 596          1,741           -             -           -
                                              -------        -------      ------         ------     --------
            Loss from operations              (3,182)       (11,465)     (3,281)         (1,485)       (936)
                                              -------        -------      ------         ------     -------
    Other income (expense):
         Royalty and other income
         (expense), net                         (521)           923          865          1,850       1,300

         Interest income                         172            178          289             14          27
         Interest expense and
              financing costs                 (1,355)        (1,182)       (471)           (166)       (125)

         Equity in loss of affiliate              -             (96)          -              -           -

         Gain on sale of assets                   -              -            -             223          -

         Write-off of accounts and
           notes receivable                     (568)            -       (2,975)             -           -
         Loss on investment in
           marketable securities                   -             -          (91)            (9)          -
         Write-off of assets                       -            (22)           -             -           -

            Total other income                -------        -------      ------         ------     -------
                 (expense)                    (2,272)          (199)     (2,383)          1,912       1,202
                                              -------        -------      ------         ------     -------

            Income (loss) before income
              taxes, minority
              interest, discontinued
              operations and
              extraordinary item              (5,454)       (11,664)     (5,664)           427         266

    Federal and state income tax
       expense (benefit)                           6           (23)        (110)           185         103
                                              -------        -------      ------         ------     -------

            Income (loss) before
              minority interest
              discontinued
              operations and
              extraordinary item              (5,460)       (11,641)     (5,554)           242         163

    Minority interest                              5           (12)           13
                                              -------        -------      ------         ------     -------
              continuing operations           (5,455)       (11,629)     (5,567)           242         163


    Discontinued operations                       -          (2,261)     (2,303)
                                              -------        -------      ------         ------     -------
              extraordinary item              (5,455)       (13,890)     (7,870)           242         163


    Extraordinary item - loss on
      extinguishment of debt                    (134)             -           -             -           -
                                              -------        -------      ------         ------     -------

            Net income (loss)                 (5,589)       (13,890)     (7,870)           242         163

    Preferred stock dividend (not declared)      395              -           10           108
                                                                                                      -
            Net income (loss)
               available for                  -------        -------      ------          ------      ------
               common shareholders           ($5,984)      ($13,890)    ($7,880)          $134        $163
                                              =======        =======     =======          ======      ======
    Earnings (loss) per share:
            Income (loss) from                ($1.51)        ($4.10)     ($2.88)          $0.27       $0.22
              continuing operations
              Discontinued operations           0.00          (0.80)      (1.19)           0.00        0.00
              Extraordinary item               (0.04)          0.00        0.00            0.00        0.00
              Preferred stock dividend
                 (not declared)                (0.11)          0.00       (0.01)          (0.12)       0.00
                                              -------        -------      ------          ------      ------
              Earnings (loss) per share       ($1.66)        ($4.90)     ($4.08)          $0.15       $0.22
                                              =======        =======      ======          ======      ======
    Weighted average number of shares
    used in computation of earnings
    (loss) per share                        3,612,623      2,834,841   1,932,809         899,727     729,181




Item 6. Selected Consolidated Financial and Operating Data -
(Continued)

               Waste Systems International, Inc. and Subsidiaries
                             Selected Financial Data
      (in thousands except for outstanding shares and earnings per share data)


                                                                 Fiscal Year Ended
                                            -------------------------------------------------------------
                                            Dec. 31,      Dec. 31,      Dec. 31,     Dec. 31,    Dec. 31,
                                             1997          1996          1995         1994        1993
                                            -------------------------------------------------------------
    EBIDTA  (1)                              ($2,469)      ($9,909)    ($2,592)     ($1,476)      ($903)
    One-time charges
      Write-off of landfill development
      costs                                    1,495         6,652           -            -           -
      Restructuring                              596         1,741           -            -           -
                                             -------       --------    --------     --------     -------
      Adjusted EBITDA                          ($378)      ($1,516)    ($2,592)     ($1,476)      ($903)
                                             =======       ========    ========     ========     =======

    Capital expenditures                        $998        $6,599      $9,749         $807        $138
    Cash flow from operating activities      ($4,581)      ($3,912)    ($3,083)       ($209)      ($567)
    Cash flow from investing activities         $706       ($7,641)   ($10,267)     ($1,588)      ($138)
    Cash flow from financing activities       $6,575        $6,581     $18,416       $1,965        $639

Balance Sheet Data (at period end):
    Cash and cash equivalents                 $2,964          $265      $5,237         $171          $3
    Working capital                            1,532        (4,508)      2,393          659         (88)
    Total assets                              18,560        16,858      23,508        4,369       1,289
    Long-term debt, less current               7,201         9,450      12,266        1,263         505
    maturities
    Total stockholder's equity                 5,972        (1,849)      3,292          597        (403)
    (deficit)


(1) EBITDA is defined as operating income from continuing operations excluding one-time charges for write-off of landfill development costs and restructuring charges, plus depreciation and amortization, which includes depreciation and amortization included in selling, general and administrative expenses. EBITDA does not represent, and should not be considered as an alternative to net income or cash flows from operating activities, each as determined in accordance with generally accepted accounting principles ("GAAP"). Moreover, EBITDA does not necessarily indicate whether cash flow will be sufficient for such items as working capital or capital expenditures, or to react to changes in the Company's industry or to the economy in general. The Company believes that EBITDA is a measure commonly used by lenders and certain investors to evaluate a company's performance in the solid waste industry. The Company also believes that EBITDA data may help to understand the Company's performance because such data may reflect the Company's ability to generate cash flows, which is an indicator of its ability to satisfy its debt service, capital expenditures and working capital requirements.
    However, functional or legal requirements may require the conservation of funds for uses other than those previously described. Because
    EBITDA is not calculated by all companies and analysts in the same fashion, the EBITDA measures presented by the Company may not be comparable to the similarly-titled measures reported by other companies. Therefore, in evaluating EBITDA data, investors should consider, among other factors: the non-GAAP nature of EBITDA; actual cash flows; the actual availability of funds for debt service, capital expenditures and working capital; and the comparability of the Company's EBITDA data to similarly-titled measures reported by other companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements:

This Annual Report on Form 10-K/A contains forward-looking statements concerning among other things, the Company's expected future revenues, operations and expenditures and estimates of the potential markets for the Company's services. Such statements made by the Company fall within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these projections due to a number of factors as discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Future Operating Results" of this Form 10-K/A.

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

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Over the past two years, the Company has changed its focus from an environmental technologies company to an integrated solid waste management company. The Company has restructured its operations, commenced operations in Vermont, operated the Fairhaven landfill, which has been terminated, and (including cessation of operations at its environmental technology center) made several acquisitions. These acquisitions, dispositions and restructuring activities affect the comparability of the financial information herein.

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

         Operating expenses. Operating expenses for 1997 were approximately $1,718,000 as compared to $921,000 for 1996. The increase of $797,000 was primarily due to the growth of the Company's Vermont operations. During 1997, the Company's Vermont operations expanded as a result of the Company's purchase of a collection company and the CSWD transfer station. (See Item 1 Business - "Integrated Solid Waste Management Operations")

         Depreciation and amortization. Depreciation and amortization expense was $692,000 and $370,000 for the years-ended 1997 and 1996, respectively. The increase of 87% was due primarily to the growth in the operation at the Company's Vermont landfill which resulted in increased amortization of capitalized landfill costs and to a substantial increase in capital equipment used in the Company's other Vermont operations.

         Write-off of landfill development projects. Write-off of landfill development costs were $1,495,000 and $6,652,000 for the years-ended 1997 and 1996, respectively. The write-off of landfill development costs are related to the Fairhaven landfill project. See Note 6 to the Consolidated Financial Statements presented in Item 8. On February 24, 1998, the Company entered into a termination agreement with the Town of Fairhaven that required the Company to perform a certain amount of construction and closure work at the landfill. The estimated costs to terminate this project have been reserved for by the Company as of December 31, 1997 and are included in accrued expenses on the December 31, 1997 balance sheet. See Notes 6 and 8 to the Consolidated Financial Statements presented in Item 8.

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

         Royalty and other income (expense). Royalty and other income (expense) decreased approximately $1,444,000 in 1997 to ($521,000) from $923,000 in 1996.
Royalty income for 1997 and 1996 was $0 and $907,131, respectively. The decrease in 1997 was due primarily to the Company not recognizing royalty income in 1997. See Note 3 to the Consolidated Financial Statements presented in Item 8.

         Interest expense.   Interest  expense  for  1997  was   approximately
$1,355,000 (net of capitalized interest of $24,000) as compared to approximately $1,182,000 (net of capitalized interest of $42,000) for 1996. The increase resulted primarily from additional indebtedness incurred in connection with acquisitions and capital expenditures at the Company's Vermont operations.

         Write-off of accounts and notes receivable. In December 1997, ScotSafe began operating under bankruptcy protection, and as a result of this development the Company terminated its licensing agreements with ScotSafe and wrote off the receivable due from ScotSafe of approximately $570,000. See Note 3 to the Consolidated Financial Statements presented in Item 8.

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

         During the year ended December 31, 1997, the Company devoted substantial resources to various project development and related activities. Additions to property and equipment of $3,283,359 were made during the year ended December 31, 1997, which primarily consisted of property and equipment for the Company's Vermont operations.

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

         Depreciation and amortization. Depreciation and amortization expense was $370,000 and $72,000 for 1997 and 1996, respectively. The increase of $299,000 is primarily due to the additional property and equipment acquired for use at the Fairhaven and Vermont landfills.

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

         WSI expects to grow primarily through acquisition. The Company maintains an acquisitions department that is responsible for the identification, due diligence, negotiation and closure of acquisitions. As the Company expands into additional geographic regions, the number of acquisitions completed by the Company is also expected to dramatically increase. The Company's believes that a combination of internally generated funds, the proceeds from the Notes and an anticipated expanded bank facility will provide adequate funds to support the Company's cost structure, acquisition strategy and working capital requirements for the foreseeable future.

         In connection with its growth strategy, the Company currently is and at any given time will be involved in potential acquisitions that are in various stages of negotiation and consummation (ranging from initial discussions to the execution of definitive agreements), some of which may be material. If the Company is successful in executing its acquisition strategy, the Company may incur substantial costs in the form of cash or issuance of stock. However, there can be no assurance that the Company will be successful in executing its acquisition strategy.

         Through March 31, 1998 the Company acquired 5 collection companies and a transfer station in the State of Vermont. The aggregate cost of these acquisitions was approximately $5.0 million consisting of approximately $4.4 million in cash and approximately $600,000 in assumed liabilities. Acquisition integration costs related to the 5 acquisitions in Vermont were approximately $320,000.

         To date, WSI has financed its activities primarily through the issuance of debt and equity securities, including convertible subordinated notes. See Notes 7, 12 and 13 to the Consolidated Financial Statements. The Company has raised, from inception through December 31, 1997, cumulative net proceeds of approximately $34.3 million through private placements of equity securities and the issuance of long-term debt. If the Company is successful in raising additional capital, WSI intends to aggressively pursue and develop an integrated solid waste management company. There can be no assurance that additional debt or equity financing will be available, or available on terms acceptable to the Company. Failure of the Company to obtain required financing in the short term could have a material adverse effect on the Company's financial condition and operation.

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

         Net cash provided (used) by investing activities for 1997 and 1996 was $706,000 and ($7.7) million, respectively. The net cash provided by investing activities in 1997 of $706,000 was primarily due to the reduction in collateral requirements on the Vermont landfill closure and post-closure performance bond of approximately $1.0 million, and the proceeds from the sale of the Fairhaven equipment for approximately $800,000, offset by additional capital expenditures for the Company's Vermont operations. The net cash used by investing activities in 1996 was primarily the result of the Company's investment in the Moretown, Vermont and Fairhaven, Massachusetts landfills.

         The Company's capital expenditures and capital needs for acquisitions have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to complete acquisitions. Capital expenditures for 1998 are currently expected to be approximately $6 million with respect to the businesses that the Company owned at December 31, 1997, compared to total capital expenditures of $1.0 million in 1997 and $6.6 million in 1996. Additionally, total capital expenditures are expected to further increase in 1998 due to acquisitions. The decrease of $5.6 million in 1997 capital expenditures from 1996 capital expenditures relating to businesses owned by the Company as of December 31, 1997 is primarily due to the completion of construction of Cell 1 at the Moretown landfill and construction costs at the Fairhaven, Massachusetts landfill.

         Net cash provided by financing activities for 1997 and 1996 was approximately $6.6 million and $6.6 million, respectively. The 1997 proceeds were primarily due to the Company's June of 1997 Regulation "D" private placement of Series A Convertible Preferred Stock which raised net proceeds of approximately $7.6 million. The 1996 proceeds were primarily due to the Company's June of 1996 Regulation S offering of common stock which raised approximately $6.6 million.

         At December 31, 1997, the Company had approximately $5.4 million of long-term and short-term debt, $2.7 million in capital leases and equipment notes payable. In addition, on February 12, 1998, the Company closed a $5 million bridge loan with BIII Capital Partners, L.P. and Roton & Co. See Note 15 to the Consolidated Financial Statements presented in Item 8.

Certain Factors Affecting Future Operating Results

         History of Losses. During the fiscal years ending December 31, 1997, 1996 and 1995, the Company suffered net losses (including non-recurring charges) of approximately ($5,589,000), ($13,890,000) and ($7,880,000) respectively, on revenues of $3,458,000, $1,496,000, and $1,344,000 respectively. Prospects for future profitability are heavily dependent upon the success of the Company's acquisition strategy and in its ability to continue to build integrated solid waste management operations. There can be no assurance that WSI will generate sufficient revenue to be profitable or, if profitable, to maintain profitability in future years

         The Independent Auditors' Report of KPMG Peat Marwick LLP for the fiscal year ended December 31, 1997, states that "the Company must raise substantial additional capital and must achieve a level of revenues adequate to support the Company's cost structure, which raises substantial doubt about its ability to continue as a going concern." On May 13, 1998, the Company closed an offering of $60.0 million in Subordinated Notes
(the "Notes"), which resulted in net proceeds to the Company of approximately $58.3 million and during the fourth quarter of 1997, the Company began generating positive cash flows, excluding non-recurring charges, and expects to continue generating positive cash flows, excluding non-recurring charges, in 1998. The Company used the proceeds from the Notes to repay existing debt, complete several acquisitions and to increase working capital for general corporate purposes. The Company believes that a combination of internally generated funds, the proceeds from the Notes and an anticipated expanded bank facility will provide adequate funds to support the Company's cost structure (including repayment of the Notes if that is required), acquisition strategy and working capital requirements for the foreseeable future. The Company does not believe that going concern uncertainty has materially affected its ability to finance and conduct its business operations.

         Uncertain Ability to Finance the Company's Growth. The Company has limited liquidity in relation to its short-term capital commitments and operating cash requirements. Additionally, WSI will require substantial funds to complete and bring to commercial viability all of its currently planned projects. The Company also anticipates that any future business acquisitions will be financed through cash from operations, proceeds from the Notes, borrowings under its bank line of credit, the issuance of the Company's common stock or seller financing, or additional equity or debt financings. Therefore, WSI's ability to satisfy its capital commitments and operating requirements are dependent on a number of pending or future financing activities, none of which are assured successful completion.

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

         Competition. The solid waste management industry is highly competitive, very fragmented and requires substantial labor and capital resources. Competition exists for collection, recycling, transfer and disposal services, and acquisition targets. The markets the Company competes or is likely to compete in are usually served by one or more of the large national, regional or local solid waste companies who may have accumulated substantial goodwill and or have greater financial, marketing or technical resources than WSI. The Company also competes with counties, municipalities and operators of alternative disposal facilities that operate their own waste collection and disposal facilities. The availability of user fees, charges or tax revenues and the availability of tax-exempt financing may provide a competitive advantage to the public sector. Additionally, alternative disposal facilities such as recycling and incineration may reduce the demand for the disposal of solid waste in landfills. Competition for waste collection and disposal business is based on the quality of operation, price and geographical location. From time to time, competitors may reduce the price of their services in an effort to expand or maintain market share or to win competitively bid contracts. There can be no assurance that the Company will be able to successfully bid such contracts or compete with the larger and better capitalized companies.

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

         Geographic Concentration of Operations. The Company has initially established integrated solid waste management operations in Vermont, and is developing integrated solid waste management operations in Central Pennsylvania and Western Massachusetts. Since the Company's current primary source of revenues will be concentrated in these geographic locations, the Company's business, financial condition and results of operations can be materially effected by, but not limited to, the following: (i) downturns in the local economy, (ii) severely harsh weather conditions, and (iii) state regulations. Additionally, the growing competition within the local economies for waste streams may make it increasingly difficult to expand within these regions. There can be no assurance that the Company will be able to continue to increase the waste stream to its landfills, or be able to expand its geographic markets to lessen the effects of adverse events that may occur in these regions.

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

         Environmental Impairment Liability Insurance. The Company has a $5.0 million environmental impairment liability insurance policy covering claims for sudden or gradual onset of environmental damage. If the Company were to incur a liability for environmental damage in excess of its insurance limits, its financial condition could be adversely affected. The Company carries a comprehensive general liability insurance policy which management considers adequate at this time to protect its assets and operations from other risks.

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

Item 8.  Financial Statements and Supplementary Data


               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                        Page No.

Report of Independent Accountants                                             21

Consolidated Balance Sheets
  at December 31, 1997 and 1996                                            22-23

Consolidated  Statements of Operations
  for the years ended December 31, 1997, 1996 and 1995                        24

Consolidated  Statements  of Cash  Flows
  for the years ended December 31, 1997, 1996 and 1995                     25-26

Consolidated Statements of Stockholders'Equity (Deficit)
  for the years ended December 31, 1997, 1996 and 1995                     27-30

Notes to Consolidated Financial Statements                                 31-46

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


                                                           KPMG Peat Marwick LLP


Boston, Massachusetts
March 26, 1998

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets




                                                December 31,       December 31,
         Assets                                     1997               1996
         ------                                 ------------       ------------

Current assets:
   Cash and cash equivalents                  $    2,964,274      $     264,776
   Accounts and notes receivable, net (Note 3)       944,793          1,158,677
   Assets held for sale (Notes 4 and 6)              125,000            275,000
   Prepaid expenses
    and other current assets (Note 5)              1,241,092            499,000
                                                ------------       ------------
      Total current assets                         5,275,159         2,197,453

Accounts and notes receivable (Note 3)                     -            451,169
Restricted cash and securities                       254,000          1,210,017
Property and equipment, net (Note 6)              12,487,183         11,705,712
Deferred financing costs, net                        362,174            664,105
Other assets (Note 5)                                181,738            629,634
                                                ------------       ------------
      Total assets                            $   18,560,254      $  16,858,090
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

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                   Years ended December 31,
                                       -----------------------------------------
                                             1997          1996          1995
                                             ----          ----          ----
Revenues
                                         3,457,692     1,495,606     1,344,397
                                       ------------  ------------  ------------
Cost of operations:
   Operating expenses                    1,718,214       920,553       766,012
   Depreciation and amortization           692,224       369,785        71,649
   Write-off of landfill development
      costs (Note 6)                     1,495,388     6,652,075             -
                                       ------------  ------------  ------------
      Total cost of operations           3,905,826     7,942,413       837,661
                                       ------------  ------------  ------------
      Gross profit (loss)                 (448,134)   (6,446,807)      506,736

Selling, general and administrative
   expenses                              2,138,180     2,442,816     3,286,680
Amortization of prepaid consulting fees          -       834,375       500,625
Restructuring (Note 4)                     596,426     1,741,729             -
                                       ------------  ------------  ------------
      Loss from operations              (3,182,740)  (11,465,727)   (3,280,569)
                                       ------------  ------------  ------------
Other income (expense):
   Royalty and other income
      (expense), net (Note 3)             (520,846)      922,703       865,220
   Interest income                         172,363       178,224       289,145
   Interest expense and financing
      costs                             (1,354,614)   (1,182,118)     (471,763)
   Equity in loss of affiliate                   -       (96,144)            -
   Write-off of accounts and notes
      receivable (Note 3)                 (568,217)            -    (2,975,001)
   Loss on investment in marketable
      securities                                 -             -       (90,625)
   Write-off of assets                           -       (21,858)            -
                                       ------------  ------------  ------------
      Total other income (expense)      (2,271,314)     (199,193)   (2,383,024)
                                       ------------  ------------  ------------
      Loss before income taxes,
         minority interest,
         discontinued operations
         and extraordinary item         (5,454,054)  (11,664,920)   (5,663,593)

Federal and state income
   tax expense (benefit) (Note 9)            5,622       (23,456)     (109,465)
                                       ------------  ------------  ------------
      Loss before minority interest,
         discontinued operations
         and extraordinary item         (5,459,676)  (11,641,464)   (5,554,128)

Minority interest (Note 12)                  4,971       (12,655)       13,016
                                       ------------  ------------  ------------
      Loss from continuing
         operations                     (5,454,705)  (11,628,809)   (5,567,144)

Discontinued operations (Note 4)                 -    (2,260,963)   (2,303,835)
                                       ------------  ------------  ------------
      Loss before extraordinary
         item                           (5,454,705)  (13,889,772)   (7,870,979)

Extraordinary item - Loss on
   extinguishment of debt                 (133,907)            -             -
                                       ------------  ------------  ------------
      Net loss                          (5,588,612)   (13,889,772)  (7,870,979)

Preferred stock dividends
  (Not declared - Note 12)                 395,235             -         9,500
                                       ------------  ------------  ------------
      Net loss available for
         common shareholders            (5,983,847)  (13,889,772)   (7,880,479)
                                       ============  ============  ============
Net loss per share:
    Income (loss) from
       continuing operations                 (1.51)        (4.10)        (2.88)
    Discontinued operations                      -         (0.80)        (1.19)
    Extraordinary item                       (0.04)            -             -
    Preferred stock dividends                (0.11)            -         (0.01)
                                       ------------  ------------  ------------
    Net loss per share                       (1.66)        (4.90)        (4.08)
                                       ============  ============  ============

Weighted average number of shares
   used in computation of net
   income (loss) per share                3,612,623     2,834,841     1,932,809

  See accompanying notes to consolidated financial statements.


                          WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows
                                                                         Year ended December 31,
                                                                    1997          1996           1995
                                                                -----------------------------------------
Cash flows from operating activities:
    Net loss                                                  $ (5,588,612) $ (13,889,772)  $ (7,870,979)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation and amortization                                900,549      1,556,380        689,186
      Write-off of landfill development costs                    1,495,388      6,652,075              -
      Equity on loss in affiliate                                        -         96,144              -
      Write-off of accounts and notes receivable                   568,217              -      2,975,001
      Loss on investment in marketable securities                        -              -         90,625
      Write-off of assets                                                -         21,858              -
      Minority interest                                              4,971        (12,655)        13,016
      Discontinued operations                                            -      2,260,963      2,303,835
      Extraordinary item - loss on extinguishment of debt          133,907              -              -
      Deferred income taxes                                              -              -       (185,000)
      Allowance for doubtful accounts - non -trade                       -              -        219,645
      Allowance for doubtful accounts - trade                       23,333         10,000         12,500
      Issuance of common stock for services                         44,854         17,157        303,300
      Changes in assets and liabilities:
         Accounts and notes receivable                              73,503        375,519     (1,695,436)
         Prepaid expenses and other current assets                (242,092)        16,558       (512,653)
         Accounts payable                                       (1,175,139)    (1,253,507)     2,157,252
         Accrued expenses                                           62,463        853,051        129,163
         Accrued landfill closure & post-closure costs             124,000         20,000              -
         Income and franchise taxes payable                              -        (75,535)       (22,470)
                                                                -----------   ------------   ------------
      Net cash used by continuing operations                    (3,574,658)    (3,351,764)    (1,393,015)
      Net cash used by discontinued operations                  (1,006,448)      (560,377)    (1,689,906)
                                                                -----------   ------------   ------------
         Net cash used by operating activities                  (4,581,146)    (3,912,141)    (3,082,921)

Cash flows from investing activities:
    Assets held for sale                                                 -        127,500       (287,219)
    Restricted cash and securities                                 956,017     (1,022,517)      (187,500)
    Investment in affiliate                                              -        (86,115)       (10,029)
    Landfills                                                     (307,552)    (5,199,493)    (8,699,803)
    Landfill development projects                                 (263,868)      (467,855)      (324,752)
    Machinery and equipment                                       (114,330)      (914,600)      (724,822)
    Rolling stock                                                 (122,905)             -              -
    Containers                                                    (189,109)       (16,716)             -
    Proceeds on the sale of equipment                              800,000              -              -
    Patents                                                              -        (35,261)       (20,795)
    Other assets                                                   (52,127)       (26,162)       (12,316)
                                                                -----------   ------------   ------------
         Net cash provided (used) by investing activities          706,126     (7,641,219)   (10,267,236)
                                                                -----------   ------------   ------------
Cash flows from financing activities:
    Deferred financing and registration costs                      (56,098)       (86,074)    (1,216,480)
    Net borrowings and advances
      from stockholders and related parties                              -       (114,575)      (662,072)
    Repayments of notes payable and long-term debt              (2,445,476)      (426,734)    (1,000,984)
    Borrowings from notes payable and long-term debt             1,143,861      1,117,982        568,271
    Issuance of subordinated notes payable                               -              -     11,225,000
    Repayments of subordinated notes payable                             -              -       (490,000)
    Minority interest                                               (4,971)             -      1,031,095
    Proceeds from issuance of common stock                         686,724      6,090,473      8,970,998
    Proceeds from issuance of Series A preferred stock           7,250,478              -              -
    Proceeds from issuance of Series B preferred stock                   -              -              -
    Preferred stock dividends                                            -              -         (9,500)
                                                                -----------   ------------   ------------
         Net cash provided by financing activities               6,574,518      6,581,072     18,416,328
                                                                -----------   ------------   ------------
Increase (decrease) in cash                                      2,699,498     (4,972,288)     5,066,171
Cash, beginning of period                                          264,776      5,237,064        170,893
                                                                -----------   ------------   ------------
Cash, end of period                                           $  2,964,274  $     264,776   $  5,237,064
                                                                ===========   ============   ============
See accompanying notes to consolidated financial statements.

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

     In June  1997,  the  Company  wrote  down  assets  with a net book value of
     approximately   $1,752,000  by  $915,000  to  a  net  realizable  value  of approximately $837,000 related to the Fairhaven landfill project.

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

     In 1997, 1996 and 1995, the Company acquired assets of $2,190,050, $683,777 and $1,148,516, respectively under capital lease obligations.

     In 1996, the Company exchanged $2,850,000 of convertible subordinated debt and $27,425 of accrued interest for 313,992shares of common stock.

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

         Waste Systems International, Inc. (the "Company" or "WSI") is a regional integrated non-hazardous solid waste management company that provides collection, recycling, transfer and disposal services to commercial and residential customers. WSI was a Development Stage Company for the year ended December 31, 1996. The Company is now carrying out active business operations and generating landfill and other sites, and is no longer in the development stage.

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

         The Independent Auditors' Report of KPMG Peat Marwick LLP for the fiscal year ended December 31, 1997, states that "the Company must raise substantial additional capital and must achieve a level of revenues adequate to support the Company's cost structure, which raises substantia doubt about its ability to continue as a going concern." On May 13, 1998, the Company closed an offering of $60.0 million in Subordinated Notes
(the "Notes"), which resulted in net proceeds to the Company of approximately $58.3 million and during the fourth quarter of 1997, the Company began generating positive cash flows, excluding non-recurring charges, and expects to continue generating positive cash flows, excluding non-recurring charges, in 1998. The Company used the proceeds from the Notes to repay existing debt, complete several acquisitions and to increase working capital for general corporate purposes. The Company believes that a combination of internally generated funds, the proceeds from the Notes and an anticipated expanded bank facility will provide adequate funds to support the Company's cost structure (including repayment of the Notes if that is required), acquisition strategy and working capital requirements for the foreseeable future. The Company does not believe that the going concern uncertainty has materially affected its ability to finance and conduct its business operations.

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

         Restricted Cash and Securities: Restricted cash and securites consist principally of funds or securities deposited in connection with the future financial obligation of landfill or transfer station closure and post-closure. Amounts are principally invested in fixed income securities of U.S. governmental and financial institutions. The Company considers its investments to be held to maturity. Substantially all of these investments mature within one year. The investments are valued at cost plus accrued interest, which approximates market.

         Fair Value of Financial Instruments: Statement of Financial Accounting Standards No. 107, "Disclosures About the Fair Value of Financial Instruments", requires disclosure of informaition about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. Management has determined that the carrying value of its financial assets and liabilities approximates fair value at December 31, 1997.

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

         Deferred Financing Costs: Deferred financing costs are amortized on a straight-line basis over the life of the related notes payable or debt. There is not a material difference between using the straight-line method and the effective interest method.

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

         Cost of Operations: Cost of operations includes direct labor, fuel, equipment maintenance, insurance, depreciation and amortization of equipment and landfill development costs, accruals for ongoing closure and post-closure regulatory compliance (for landfills owned), and other routine maintenance and operating costs directly related to landfill operations. Also included in cost of revenues are payments made to the towns in which each landfill is located in the form of "Host Town Fees" and "Closure Fees" (for landfills operated under management contracts), which are negotiated on a rate per ton basis as part of the contract with the Town. In Towns where landfills are operated under management contracts, the Town is responsible for the closure and post-closure costs related to the landfill.

         Earnings Per Share: In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented and where appropriate, restated to conform to the SFAS 128 requirements. Weighted average number of common and common equivalent shares outstanding and earnings per common and common equivalent shares have been restated to give effect to a one-for-five reverse stock split effective Februray 13, 1998.

         Impairment of Long-Lived  Assets and  Long-Lived  Assets to be Disposed
Of: The Company adopted the provisions of SFAS No. 121, "Accounting for the impairment of Long-Lived Assets to Be Disposed Of", on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity in 1997.

         Reclassifications: Certain amounts in prior year financial statements have been reclassified to conform to their 1997 presentation.

Note  3.  Accounts and Notes Receivable

         Accounts and notes receivable consist of the following:

                                                        December 31,
                                                    1997           1996
                                               -------------   -----------
              Trade                           $     990,626   $    353,862
              ScotSafe Limited                            -        719,703
              Other                                       -        558,781
                                               -------------   ------------
                                                    990,626      1,632,346
              Allowance for doubtful accounts       (45,833)       (22,500)
                                               -------------   ------------
                                                    944,793      1,609,846
              Less current portion                 (944,793)    (1,158,677)
                                               -------------   ------------
              Long-term portion               $           -   $    451,169
                                               =============   ============

         Trade: Trade accounts receivable consists primarily of fees due from third parties for collection, recycling, transfer and disposal services.

         ScotSafe Limited: On February 9, 1996, the Company entered into a licensing and royalty agreement with ScotSafe Limited (ScotSafe), a Glasgow, Scotland based company, for the exclusive rights to use WSI's CFA medical waste processing technology in the British Isles and Ireland. On November 6, 1996 the Company and ScotSafe expanded their licensing agreement throughout Europe. The initial licensing agreement contemplated that ScotSafe would establish as many as nine CFA plants, each of which would result in additional licensing fees to WSI. In accordance with the agreement, the Company would provide technical assistance in connection with these facilities including facility design, installation, testing and training. In addition to royalty payments for each plant, ScotSafe agreed to pay WSI for consulting and other services, and would reimburse the Company for its out-of-pocket expenses and disbursements in connection with these services. In December of 1997, ScotSafe began operating under bankruptcy protection, and as a result of this development the Company terminated its licensing agreement with ScotSafe and wrote off the receivable due from ScotSafe of approximately $570,000. Subsequent to ScotSafe entering bankruptcy the assets of ScotSafe were purchased by Eurocare Environmental Services, Ltd. ("Eurocare"). Eurocare is currently operating the three facilities the Company constructed for ScotSafe without a licensing agreement. The Company petitioned Scottish Courts for an interim interdict, which would have required Eurocare to cease operations until proper licensing of the CFA process was obtained from WSI. The Company's petition to the Court was denied since the Company currently does not hold a European patent on the CFA process. However, since the Company does have a European patent application pending, the Scottish courts have required that Eurocare track all waste processed at the plants and to remove some of the recommended modifications to the standard CFA process which were recommended by WSI while under agreement with ScotSafe. The Company expects to be granted its European patents during 1998, at which time, the Company will act vigorously to protect its rights to the CFA technology against Eurocare and seek substantial damages. As of December 31, 1997 the Company has set up a reserve for these litigation costs of $300,000. See Note 8.


Note 4. Restructuring of Operations, Discontinued Operations and Assets Held for Sale

         On  March  27,  1996,  the  Company  announced  its  intention  to take meaningful action to conserve cash and working capital, including the restructuring of the Company's operations to focus its resources and activities on developing a fully integrated solid waste management company. Also on that date, Richard H. Rosen ("Rosen") resigned from the offices of Chairman of the Board of Directors, President, Chief Executive Officer, and Treasurer of the Company and all of its subsidiaries and affiliates (See Note 5 - Prepaid expenses and other current assets). The Board of Directors named Philip Strauss, Chief Operating Officer, to the additional positions of Chief Executive Officer, and President of the Company, and on June 24, 1996 the Company also named Philip Strauss, Chairman of the Board of Directors.

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

Note  5.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

                                                      December 31,
                                                  1997           1996
                                             ------------    ------------
           Prepaid permits                   $    502,974               -
           Due from former employee               300,000               -
           Prepaid other                          438,119    $    499,000
                                             ------------   -------------
             Total prepaid expenses
                 and other current assets  $    1,241,093    $    499,000
                                             ============    ============

         Prepaid permits represent operating permits to commence operations at the transfer station in Burlington, Vermont and a permit application fee related to Cell 2 at the Company's landfill in Moretown Vermont which will be offset by a per ton state waste tax.

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

         An arbitration hearing was completed on October 25, 1996. On January 2, 1997, the arbitrator issued the Award of Arbitrator, directing Rosen to pay $780,160, excluding interest and litigation costs, for breaches by Rosen of his employment agreement with the Company "in failing to discharge in good faith the duties of his positions and failing to act under the direction of the Board of Directors" of the Company. On February 25, 1997 the Middlesex Superior Court in Cambridge, Massachusetts confirmed the arbitration award and entered the judgment against Rosen, which is now non-appealable, in an amount of approximately $830,000. The Company is currently pursuing discovery against Rosen through this forum to identify all of the assets that Rosen may have available to satisfy the outstanding judgment. In August of 1996, the Company secured a preliminary injunction in Middlesex Superior Court with respect to any future sales of the Company's stock by Rosen. The Company has filed a Motion in such action asking the Court to issue a broader form of permanent injunction in the case. Finally, on September 8, 1997 the Company commenced a supplementary process action in Cambridge District Court to collect on such judgment, including seeking foreclosure of all shares of the Company's stock owned by Rosen. On March 5, 1998, the judge granted the Company's supplementary action and the Company is in the process of obtaining all the shares held by Rosen. No assurance can be given that the Company will be able to collect the entire balance of any amounts awarded in arbitration including interest and legal fees which continue to accrue. The Company is carrying on its December 31, 1997 balance sheet an amount of approximately $300,000 in unreimbursed advances due from Rosen, but the Company's other claims and additional advances have not been reflected on the balance sheet at this time. The Company anticipates receiving a minimum of $300,000 from Rosen in cash or stock by March 31, 1998. The amount due from Rosen is classified in prepaid expenses and other current assets. At December 31, 1996, the receivable from Rosen amounted to $500,000 and was classified as other assets.

Note  6.  Property and Equipment

         Property and equipment are stated at cost and consist of the following;

                                                            December 31,
                                                       1997           1996
                                                   -----------    -----------
             Landfills                              $8,412,010     $8,015,606
             Landfill development projects             691,225        427,357
             Buildings, facilities and improvements  1,823,981      1,123,001
             Machinery and equipment                 1,513,720      2,656,789
             Rolling stock                             662,595              -
             Containers                                401,941         16,716
                                                   -----------    -----------
                                                    13,505,472     12,239,469
             Less accumulated depreciation and
               amortization                         (1,018,289)      (533,757)
                                                   -----------    -----------
             Property and equipment, net           $12,487,183    $11,705,712
                                                   ===========    ===========

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


Note  7.  Long-term Debt and Notes Payable

         Long-term debt and notes payable consists of:
                                                              December 31,
                                                         1997            1996
                                                     -----------    ------------
          Convertible subordinated debentures       $  4,425,000   $   8,525,000
          Capital leases and equipment notes payable   2,626,700       1,589,989
          Howard Bank Term Loan                          748,000               -
          Mortgages                                      189,350         195,372
          FDIC and Boston Private Bank                         -         661,826
          Other notes payable                             56,043         643,564
                                                     -----------   -------------
                                                       8,045,093      11,615,751
           Less current portion                          843,831       2,165,378
                                                     -----------   -------------
           Long-term portion                        $  7,201,262   $   9,450,373
                                                    ============   =============

         Scheduled maturities of long-term debt and notes payable, excluding capital leases are as follows:

             Payments due in the year ending December 31,
                 1998                                        $       398,679
                 1999                                                343,309
                 2000                                              4,509,052
                 2001                                                  8,870
                 2002                                                  9,772
                 Thereafter:                                         148,711
                                                             ---------------
                                                             $     5,418,393
                                                             ===============

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

        Leased capital assets included in property and equipment are as follows:

                                                            Dececember 31,
                                                         1997            1996
                                                    -------------  -------------

             Land and Buildings                     $   1,634,078   $    56,250
             Machinery and equipment                    1,881,630     2,378,560
                                                    -------------  -------------
                                                        3,515,708     2,434,810
             Accumulated depreciation                    (207,053)     (202,714)
                                                    -------------  -------------
                                                    $   3,308,655  $  2,232,096
                                                    =============  =============

             Future minimum lease payments, by year and in the aggregate, under non-cancelable capital leases and operating leases with initial or remaining terms of one year or more at December 31, 1997 are as follows:

                                                        Capital       Operating
                                                         Leases        Leases
                                                     ------------  -------------
         Payments due in the year ending December 31,
             1998                                     $  672,030     $  197,058
             1999                                        669,420        255,163
             2000                                        643,051        276,879
             2001                                        389,618        298,595
             2002                                        200,040        304,024
             Thereafter                                1,225,229         76,006
                                                    -------------   ------------
         Minimum lease payments                        3,799,388    $ 1,407,725
                                                                    ============
         Less:  interest                               1,172,688
                                                    -------------
         Present value of net minimum lease payments   2,626,700
         Less current portion                            445,153
                                                   -------------
         Long-term portion                         $   2,181,547
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

         Mortgages: Mortgage notes are secured by the respective assets, and are due in various amounts through 2015.

Note  8.  Accrued Expenses

         Accrued expenses consisted of the following:
                                                             December 31,
                                                         1997           1996
                                                    ------------   -------------
              Interest                             $     103,578  $     242,185
              Professional and consulting fees           265,024        237,399
              Fairhaven landfill (See Note 6)            756,000        500,000
              ScotSafe litigation (See Note 3)           300,000              -
              Other                                      341,784        246,131
                                                    ------------   -------------

                                                   $   1,766,386  $   1,225,715
                                                   =============   =============

Note  9.  Income Taxes

         Income tax expense (benefit) consists of:
                                                                     Current        Deferred          Total
              Year ended December 31, 1997:
                 Federal                                        $           -   $           -  $           -
                 State                                                  5,622               -          5,622
                                                                -------------   -------------  -------------
                                                                $       5,622    $          -  $       5,622
                                                                =============   =============  =============

              Year ended December 31, 1996:
                 Federal                                        $           -   $           -  $           -
                 State                                               (23,456)               -        (23,456)
                                                                -------------   -------------  --------------
                                                                $    (23,456)    $          -  $     (23,456)
                                                                =============   =============  ==============

              Year ended December 31, 1995:
                 Federal                                        $           -   $   (141,358)  $    (141,358)
                 State                                                 75,535        (43,642)         31,893
                                                                -------------   -------------  --------------
                                                                $      75,535   $   (185,000)  $    (109,465)
                                                                =============   =============  ==============

         A reconciliation between federal income tax expense (benefit) at the statutory rate and the Company's federal tax expense (benefit) is as follows for the year ended December 31:

                                                                     1997            1996            1995
                                                                     ----            ----            ----

              Statutory Federal income tax (benefit)             $ (1,898,217)  $ (4,717,894)  $(2,708,925)
              State taxes, net of Federal income tax benefit         (530,947)    (1,210,466)     (704,604)
              Valuation allowance                                   2,432,087      5,898,245     3,294,764
              Other                                                     2,699          6,659         9,300
                                                                 -------------  -------------  ------------

                                                                 $      5,622   $    (23,456)  $  (109,465)
                                                                 =============  =============  ============

         The tax effects of temporary differences between financial statement and tax accounting that gave rise to significant portions of the Company's net deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below.

                                                               1997       1996
                                                               ----       ----

              Deferred tax assets:
                  Accounts receivable                    $   11,528  $    9,788
                  Property and equipment                    194,942     236,323
                  Other accrued liabilities               4,371,736   4,320,664
                  Operating loss and credit carryforwards 4,543,738   4,626,234
                                                         ----------  -----------
                  Gross deferred tax assets               9,121,944   9,193,009
                  Less: valuation allowance              (9,121,944) (9,193,009)
                                                         ----------  -----------
                   Net deferred tax assets                      -           -
                                                         ----------  -----------
              Deferred tax liabilities:
                  Total deferred tax liabilities                -           -
                                                         ----------  -----------

                  Net deferred tax liability             $      -    $      -
                                                         ==========  ===========


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

         The Company has a $5.0 million environmental impairment liability insurance policy covering claims for sudden or gradual onset of environmental damage. If the Company were to incur liability for environmental damage in excess of its insurance limits, its financial condition could be adversely affected. The Company carries a comprehensive general liability insurance policy which management considers adequate at this time to protect its assets and operations from other risks.

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

         Other Proceedings. As of the beginning of fiscal 1997, the Company had pending against it four complaints with the Massachusetts Commission Against Discrimination ("MCAD"). Currently, the Company has pending against it two ongoing complaints with the Massachusetts Commission Against Discrimination. The Company is not in a position to evaluate the likelihood that damages or other relief will be awarded, or that the amount of damages awarded could be material. With respect to the two other MCAD complaints, one has been settled for an amount not material to the Company and the other has been dismissed by MCAD (with leave to file a claim in Massachusetts Superior Court expiring as of September 21, 1998).

Note  12.  Preferred Stock

         On June 30, 1997, the Company closed a Regulation "D" private placement of Series A Convertible Preferred Stock, which raised gross proceeds of approximately $9.7 milion. As part of the private placement, the Company converted approximately $570,000 in bank debt into preferred stock and acquired the minority interest in its Vermont operations for $850,000 in preferred stock.

         During the six months ended December 31, 1997, holders of $480,000 in face amount of Series A Preferred Stock converted their preferred shares into 341,334 shares of common stock.

         The Series A Preferred Stock bears an 8.0% annual cumulative dividend, and is convertible into common stock at a conversion price of $1.406 per share of common stock, which conversion price may be reset to a lower conversion price upon the occurrence of certain events. The dividend is payable in cash or in additional shares of preferred stock at the Company's option and is subject to adjustment after 3 years. The Series A Preferred Stock is also redeemable(a) at the Company's option for Common Stock, if the Company's average closing Common Stock price for any 20 consecutive trading days occurring after June 26, 1998 equals or exceeds $2.8125 and (b) at the Company's option for cash equal to the redemption price as set forth in the Certificate of Designation of the Series A Preferred Stock, if any Series A Preferred Stock is outstanding on June 26, 2002, in each case , subject to certain trading requirements. Cumulative dividends on the Series A Preferred Stock, as of December 31, 1997 which have not been declared or paid are approximately $395,000. The purchasers of the Series A Preferred Stock were granted registration rights covering the underlying Common Stock into which such preferred stock is convertible, and a registration statement for the resale of such common stock has been filed with the Securities and Exchange Commission but is not yet effective.

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

         In December 1997, the Company's Board of Directors approved a one for five reverse stock split of the Company's Common Stock. On February 13, 1998, the stockholders of the Company approved the reverse stock split at a special stockholders' meeting. No fractional shares will be issued in connection with the reverse stock split, and stockholders will receive cash in payment for any fractional shares otherwise issuable. The Company's financial statements have been restated to reflect the one-for -five reverse split.

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

         As of December 31, 1997, options to purchase 1,327,417 shares of Common Stock had been granted and options to purchase up to an additional 372,583 shares remained available for grant. The per share weighted average fair value of stock options granted during 1997 and 1996 was approximately $4.08 and $15.34, respectively, using the Black Scholes option-price model with the following weighted average assumptions: volatility, 30%; expected dividend yield, 0%; risk free interest rate, 5.5%; and expected life, 5 years.

         The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation cost has been recorded in the financial statements. If the Company had determined compensation costs based on the fair value of its stock options at their grant date under SFAS No. 123, the Company's net losses in 1997 and 1996 would have increased to the amounts shown below.

                                                     1997             1996
                                                --------------   --------------

                      Net loss

                        - as reported          $   (5,983,847)   $  (13,889,772)

                        - pro forma                (6,401,550)      (14,334,772)

                      Net loss per share

                        - as reported          $        (1.66)   $        (4.90)
                        - pro forma                     (1.77)            (5.06)

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

         Changes in options and option shares under the plan during the respective years were as follows:

                                                1997                    1996                     1995
                                      ----------------------   ----------------------  ------------------------
                                    Weighted ave.              Weighted ave.           Weighted ave.
                                    exercise price  Number     exercise price  Number  exercise price   Number
                                       per share   of shares     per share   of shares    per share   of shares
                                       ---------   ---------     ---------   ---------    ---------   ---------
     Options outstanding,
         beginning of year              $2.23        806,000       $6.19      619,125        $2.00     555,625
     Options granted                     0.47      7,984,505        2.25      741,250         5.50     287,500
     Options exercised                      -              -        2.00       (6,562)           -           -
     Options canceled                    0.50     (7,463,088)       3.83     (547,813)        2.00    (224,000)
                                                  ----------                 ---------               ---------
     Options outstanding,
         end of year                    $1.42      1,327,417       $2.23      806,000        $6.19     619,125
     Shares reserved for future grants               372,583                  694,000                  880,875
                                                  ----------               ----------                ---------
     Total options in the plan                     1,700,000                1,500,000                1,500,000
                                                  ==========                =========                =========
     Options exercisable,
         end of year                    $1.41        114,900       $2.23      511,125        $2.00     147,656
                                                  ==========                =========                =========

         Effective June 30, 1997, the Board of Directors offered all employee participants in the Stock Option Plan the opportunity to reprice to $0.28125 per share any currently outstanding stock options with exercise prices in excess of $0.28125 per share. Each repriced option retained the vesting schedule associated with the original grant. Additionally, on February 13, 1998, the stockholders of the Company approved a one for five reverse stock split at a special meeting effective December 31, 1997.

The total exercise proceeds for employee stock options outstanding at December 31, 1997 is $1,896,168.

                                                                                  Exercisable
                                 Weighted average         Weighted    -------------------------------
       Range of         Number          remaining          average        Number     Weighted average
exercise prices    outstanding   contractual life   exercise price    of options       exercise price
-----------------------------------------------------------------------------------------------------
$ 1.41 -   1.41      1,298,417               9.37          $  1.41       114,900           $     1.41
  1.88 -   1.88         22,000               9.74             1.88             -                    -
  2.19 -   2.19          1,000               9.58             2.19             -                    -
  3.13 -   3.13          1,000               9.92             3.13             -                    -
  3.75 -   3.75          5,000               9.75             3.75             -                    -
-----------------------------------------------------------------------------------------------------
$ 1.41 -   3.75      1,327,417               9.37          $  1.42       114,900          $      1.41
=====================================================================================================

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

Changes in options and option shares under the plan during the respective years were as follows:

                                             1997                     1996                             1995
                                    -----------------------  ----------------------------  --------------------------
                                    Weighted ave.              Weighted ave.               Weighted ave.
                                    exercise price   Number    exercise price    Number    exercise price   Number
                                      per share     of shares    per share      of shares    per share      of shares
                                      ---------     ---------   ---------       ---------  -------------    ---------
     Options outstanding,
         beginning of year                 $2.86      97,084       $2.00         43,750          $2.00         43,750
     Options granted                        0.60     224,880        3.56         53,334             -             -
     Options canceled                       1.45    (294,484)          -              -             -             -
                                                   ---------                  ----------                    ---------
     Options outstanding,
         end of year                       $1.41      27,480       $2.86         97,084          $2.00         43,750
                                                   =========                  ==========                    =========

     Options exercisable,
              end of year                  $1.41      21,500       $2.59         35,208          $2.00         10,937
                                                   =========                  ==========                    =========



The total exercise proceeds for non-employee director stock options outstanding at December 31, 1997 is $49,261.

                                                                                   Exercisable
                                 Weighted average         Weighted    ------------------------------------
       Range of         Number          remaining          average        Number          Weighted average
exercise prices    outstanding   contractual life   exercise price    of options            exercise price
----------------------------------------------------------------------------------------------------------
$1.41 -    1.41         14,000               9.21          $  1.41        13,500                $     1.41
 2.19 -    2.19         13,480               9.67             2.19         8,000                      2.19
----------------------------------------------------------------------------------------------------------
$1.41 -    2.19         27,480               9.37          $  1.79        21,500                $     1.73
==========================================================================================================

Note  15.  Subsequent Events

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

                      WASTE SYSTEMS INTERNATIONAL, INC.


                  Date: June 29, 1998          By:/s/ Philip Strauss
                       ---------------------      ------------------
                                                  Philip Strauss
                                                  Chairman, Chief Executive
                                                  Officer and President
                                                  (Principal Executive Officer)

                  Date: June 29, 1998          By:/s/ Robert Rivkin
                       ---------------------      -----------------
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