Form 10-Q
period 1998-06-30
WASTE SYSTEMS INTERNATIONAL INC
filed 1998-08-13
CIK 847468

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended June 30, 1998.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (For the transition period from                to             ).
                                                --------------   -------------




                        WASTE SYSTEMS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)



              Delaware                                   95-4203626
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

420 Bedford Street, Suite 300
  Lexington, Massachusetts                                 02420
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


         The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of August 10, 1998 was 11,255,290.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                       PAGE

PART I.  Financial Information

      Item 1.    Financial Statements:

                 Consolidated Balance Sheets as of
                  June 30, 1998 and December 31, 1997.                 1-2

                 Consolidated Statements of Operations
                  for the Three and Six Months Ended
                  June 30, 1998 and 1997.                              3

                 Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1998 and 1997              4-5

                 Notes to Consolidated Financial Statements            6-12

       Item 2.   Management's Discussion and Analysis of
                  Consolidated Financial Condition and
                  Results of Operations.                               13-25

PART II.  Other Information

       Item 1.    Legal Proceedings                                    26
       Item 2.    Changes in Securities                                27
       Item 3.    Defaults on Senior Securities                        27
       Item 4.    Submission of Matters to a Vote of
                   Security Holders                                    27
       Item 5.    Other Information                                    27
       Item 6.    Exhibits and Reports on Form 8-K                     27-28

Signatures                                                             29

                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets




                                                June 30,
                                                 1998              December 31,
                             Assets           (Unaudited)              1997
                                            ---------------       --------------


Current assets:
     Cash and cash equivalents                $23,623,485            $2,964,274
     Accounts and notes receivable, net         2,196,327               944,793
     Assets held for sale                          75,000               125,000
     Due from former employee (Note 9)                  -               300,000
     Prepaid expenses and
       other current assets                     1,253,415               941,092
                                            ----------------      --------------
          Total current assets                 27,148,227             5,275,159

Restricted cash and
    securities                                    232,247               254,000
Property and equipment, net (Notes 2 and 4)    19,114,474            12,487,183
Intangible assets, net (Note 5)                25,233,196                96,832
Other assets                                    2,476,483               447,080
                                            ----------------      --------------
          Total assets                        $74,204,627           $18,560,254
                                            ================      ==============



         See accompanying notes to consolidated financial statements.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                 June 30,
                                                   1998             December 31,
    Liabilities and Stockholders' Equity       (Unaudited)              1997
    ------------------------------------    ----------------      --------------

Current liabilities:
     Current portion of long-term debt
      and notes payable (Note 6)                 $721,010              $843,831
     Accounts payable                           1,035,088               353,937
     Accrued expenses                           1,798,501             1,766,386
     Deferred revenue                             207,982                     -
     Restructuring and current liabilities
       related to discontinued operations         287,349               778,609
                                            ----------------      --------------

         Total current liabilities              4,049,930             3,742,763

Long-term debt and notes payable (Note 6)      64,673,696             7,201,262
Landfill closure and post-closure costs         1,781,688             1,644,000
                                            ----------------     ---------------
         Total liabilities                     70,505,314            12,588,025
                                            ----------------     ---------------

Commitments and Contingencies (Note 9)

Stockholders' equity (Notes 7, 8 and 10):
     Common stock, $.01 par value.  Authorized
         30,000,000 shares;  4,918,610 and
         3,893,415 shares issued and
         outstanding at June 30, 1998 and
         and December 31, 1997, respectively       49,186                38,934
     Preferred stock, $.001 par value.
         Authorized 1,000,000 shares:
           Series A Convertible Preferred Stock;
           200,000 shares designated, 88,790
           and 92,580 shares issued and
           outstanding at June 30, 1998
           and December 31, 1997, respectively  8,878,807             9,257,807
           Series B Convertible Preferred Stock;
           100,000 shares designated, 0 and
           40,488 shares issued and outstanding
           at June 30, 1998 and December 31, 1997,
           respectively                                 -             4,048,750
     Additional paid-in capital                26,480,773            21,432,437
     Accumulated deficit                      (31,709,453)          (28,805,699)
                                            ----------------     ---------------
         Total stockholders' equity             3,699,313             5,972,229
                                            ----------------     ---------------
         Total liabilities and stockholders'
          equity                              $74,204,627           $18,560,254
                                            ================     ===============



              See accompanying notes to consolidated financial statements.

                    WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                          Consolidated Statements of Operations
                                      (Unaudited)

                                                                 Three months ended                        Six months ended
                                                          ----------------------------------     ---------------------------------

                                                             June 30,           June 30,              June 30,          June 30,
                                                               1998               1997                  1998              1997
                                                               ----               ----                  ----              ----
Revenues                                                    $4,132,833           $636,459          $5,660,803        $1,032,768
                                                          ---------------    ---------------     ---------------   ---------------
Cost of operations
    Operating expenses                                       2,203,052            387,474           3,066,632           629,956
    Depreciation and amortization                            1,005,884            145,694           1,380,126           257,871
    Acquisition integration costs (Note 3)                     270,862                  -             590,862                 -
    Write-off of project development costs                     235,284            837,423             235,284           837,423
                                                          ---------------    ---------------     ---------------   ---------------
       Total cost of operations                              3,715,082          1,370,591           5,272,904         1,725,250
                                                          ---------------    ---------------     ---------------   ---------------
       Gross profit (loss)                                     417,751          (734,132)             387,899         (692,482)

Selling, general and administrative expenses                 1,123,613            475,718           1,780,826         1,038,323
                                                          ---------------    ---------------     ---------------   ---------------
       Loss from operations                                   (705,862)        (1,209,850)         (1,392,927)       (1,730,805)
                                                          ---------------    ---------------     ---------------   ---------------
Other income (expense):
    Royalty and other income (expense), net                     (1,324)           (10,804)            (15,450)           (8,751)
    Interest income                                            182,906             24,609             210,891            59,261
    Interest expense and financing costs                    (1,038,193)          (382,307)         (1,472,238)         (686,983)
                                                          ---------------    ---------------     ---------------   ---------------
       Total other income (expense)                           (856,611)          (368,502)         (1,276,797)         (636,473)
                                                          ---------------    ---------------     ---------------   ---------------

       Loss before extraordinary item                       (1,562,473)        (1,578,352)         (2,669,724)       (2,367,278)

Extraordinary item - Loss on extinguishment
  of debt (Note 6)                                            (234,030)          (133,907)           (234,030)         (133,907)
                                                          ---------------    ---------------     ---------------   ---------------
        Net loss                                            (1,796,503)        (1,712,259)         (2,903,754)       (2,501,185)

Preferred stock dividends (Note 8)                             234,508                  -             477,032                 -
                                                          ---------------    ---------------     ---------------   ---------------

        Net loss available for common shareholders         ($2,031,011)       ($1,712,259)        ($3,380,786)      ($2,501,185)
                                                          ===============    ===============     ===============   ===============

Basic net loss per share:
    Loss from continuing operation                              ($0.36)            ($0.45)             ($0.64)           ($0.67)
    Extraordinary item                                           (0.05)             (0.04)              (0.06)            (0.04)
                                                          ---------------    ---------------     ---------------   ---------------
Basic net loss per share                                        ($0.41)            ($0.49)             ($0.70)           ($0.71)
                                                          ===============    ===============     ===============   ===============
Weighted average number of shares used in
    computation of basic net loss per share                  4,387,802          3,532,514           4,144,576         3,512,558
                                                          ===============    ===============     ===============   ===============


            See accompanying notes to consolidated financial statements.

             WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                               (Unaudited)


                                                        Six months ended
                                               ---------------------------------

                                                    June 30,            June 30,
                                                      1998                1997
                                                      ----                ----
Cash flows from operating activities:
    Net loss                                     ($2,903,754)       ($2,501,185)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
       Depreciation and amortization               1,477,595            375,870
       Extraordinary loss on extinguishment
         of debt                                     234,030            133,907
       Write-off of project development costs        235,284            837,423
       Issuance of common stock for services               -             44,854
       Landfill closure and post-closure costs       137,688             44,000
       Allowance for doubtful accounts               103,742                  -
       Changes in assets and liabilities:
          Accounts and notes receivable             (393,181)           564,616
          Due from former employee                   300,000                  -
          Prepaid expenses and other current assets (143,611)          (250,884)
          Accounts payable                           681,151           (995,636)
          Accrued expenses                          (153,168)          (342,480)
          Unearned revenue                           207,982                  -
                                                 ------------       ------------
       Net cash used by continuing operations       (216,242)        (2,089,515)
       Net cash used by restructuring and
         discontinued operations                    (491,260)          (189,537)
                                                 ------------       ------------
          Net cash used by operating activities     (707,502)        (2,279,052)
                                                 ------------       ------------
Cash flows from investing activities:
    Net assets acquired through acquisitions     (30,835,675)                 -
    Restricted cash and securities                    21,753            (44,375)
    Landfills                                        (44,953)           (61,675)
    Landfill development projects                    (79,206)            16,205
    Buildings, facilities and improvements           (23,976)            (8,315)
    Machinery and equipment                         (359,817)           (70,980)
    Rolling stock                                   (777,703)          (246,805)
    Containers                                       (39,571)          (122,640)
    Furniture and fixtures                          (209,738)           (10,702)
    Proceeds on the sale of equipment                      -            800,000
    Advances and deposits - acquisitions            (323,469)                 -
    Intangible assets                                 (3,964)            (1,465)
    Other assets                                    (192,960)             6,094
                                                 ------------       ------------
          Net cash (used) provided by investing
            activities                           (32,869,279)           255,342
                                                 ------------       ------------
Cash flows from financing activities:
    Deferred financing and registration costs     (1,673,679)           (56,798)
    Repayments of notes payable and
      long-term debt                             (11,067,475)        (1,959,215)
    Borrowings from notes payable and
      long-term debt                              67,069,466          1,234,064
    Proceeds from issuance of common stock             8,445            399,000
    Proceeds from issuance of Series A preferred
      stock                                                -          7,688,543
    Dividends paid                                  (100,765)                 -
                                                 ------------       ------------
         Net cash provided by financing
            activities                            54,235,992          7,305,594
                                                 ------------       ------------
Increase in cash and cash equivalents             20,659,211          5,281,884
Cash and cash equivalents, beginning of period     2,964,274            264,776
                                                 ------------       ------------
Cash and cash equivalents, end of period         $23,623,485         $5,546,660
                                                 ============       ============





         See accompanying notes to consolidated financial statements.

Supplemental disclosures of cash flow information:

     For the six months ended June 30, 1998 and 1997, cash paid for interest was $1,472,238 and $686,983, respectively.

Supplemental disclosures of noncash activities:

     For the six months ended June 30, 1998 and 1997, the Company acquired assets of $1,113,591 and $449,330, respectively, under capital lease obligations.

     On May 14, 1998, the Company converted 40,488 shares or $4,048,750 of its Series B Preferred Stock into 647,808 shares of its Common Stock.

     During the quarter ended June 30, 1998, the Company converted 3,790 shares or $379,000 of its Series A Preferred Stock into 269,511 shares of its Common Stock.

     On May 22, 1998, the Company issued 111,110 shares of its Common Stock in connection with the acquisition of Eagle Recycling, Inc. and Horvath Sanitation, Inc.

                   WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements of Waste Systems International, Inc. and its subsidiaries ("WSI" or the "Company") include the accounts of the Company after elimination of all significant intercompany accounts and transactions. These consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended December 31, 1997.

         The Independent Auditors' Report of KPMG Peat Marwick LLP for the fiscal year ended December 31, 1997, stated that "the Company must raise substantial additional capital and must achieve a level of revenues adequate to support the Company's cost structure, which raises substantial doubt about its ability to continue as a going concern." On May 13, 1998, the Company closed an offering of $60.0 million in Subordinated Notes (the "Notes"), which resulted in net proceeds to the Company of approximately $58.3 million, also the Company has been generating positive EBITDA, excluding non-recurring charges, and expects to continue generating positive EBITDA, excluding non-recurring charges. The Company used the proceeds from the Notes to repay approximately $10.3 million of existing debt, complete several acquisitions and has retained the balance for general corporate purposes and future acquisitions. The Company believes that a combination of internally generated funds, the proceeds from the Note and an anticipated expanded bank facility will provide adequate funds to support the Company's cost structure, acquisition strategy and working capital requirements for the foreseeable future. The Company does not believe that the going concern uncertainty has materially affected its ability to finance and conduct its business operations.


Note  2.  Summary of Significant Accounting Policies

         For a complete description of the Company's accounting policies in addition to the policies listed below, see Note 2 to Consolidated Financial Statements in the Company's 1997 Annual Report on Form 10-K, as amended.

         Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         Property and Equipment: Property and equipment are stated at cost. The costs of all repairs and maintenance are charged to operations as incurred. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

        Buildings, facilities and improvements                10-30 years
        Machinery and equipment                                3-10 years
        Rolling stock                                          5-10 years
        Containers                                             5-10 years
        Furniture and fixtures                                 5-10 years

         Rolling stock are vehicles used in the collection of solid waste from customers of the Company, and includes both front and rear loading packer trucks, long-haul trailers, trucks capable of picking up and dropping off commercial waste containers, waste recycling vehicles and also general purpose vehicles.

         Capitalization of landfill development costs begins upon determination by the Company of the economic feasibility or extended useful life of each landfill acquired as a result of comprehensive engineering and profitability studies, and with the signing of landfill management contracts for facilities operated by the Company that are not owned. Capital costs include acquisition, engineering, legal, and other direct costs associated with the permitting and development of new landfills, expansions at existing landfills, and cell development. These costs are capitalized and not amortized until all permits are obtained and operations have commenced.

         Interest is capitalized on landfill development costs related to permitting, site preparation, and facility construction during the period that these assets are undergoing activities necessary for their intended use. Capitalized interest costs for the three months ended June 30, 1998 and 1997 were $0 and $15,000, respectively. Capitalized interest costs for the six months ended June 30, 1998 and 1997 were $0 and $15,000, respectively.

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

         The Company performs assessments for each landfill of the recoverability of capitalized costs which requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in environmental regulation. It is the Company's policy to periodically review and evaluate that the benefits associated with these costs are expected to be realized and therefore capitalization and amortization is justified. Capitalized costs related to landfill development for which the Company determines have no future economic benefit are expensed in the period in which such determination is made.

         Landfill Closure and Post-Closure Costs: The Company has a material financial obligation relating to future landfill closure and post-closure activities for landfills it owns or operates. Accordingly, the Company estimates and accrues closure and post-closure costs on a unit-of-production basis over each landfill's estimated remaining permitted airspace capacity. The accrual is based on final capping of the site, site inspection, leachate management, methane gas control and recovery, groundwater monitoring, and operation and maintenance costs to be incurred during the period after the facility closes. The estimated costs are expressed in current dollars and are not discounted to reflect timing of future expenditures. The Company has accrued approximately $1.8 million and $1.6 million for closure and post-closure costs at June 30, 1998 and December 31, 1997, respectively. The engineering and accounting staff of the Company periodically review its future obligation for closure and post-closure costs. If estimates of the permitted air space capacity or the estimated costs of closure and post-closure have changed, the Company revises the rates at which it accrues the future costs.

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

         Cost of Operations: Cost of operations includes accruals for future landfill closure and post-closure costs, direct labor and related taxes and benefits, fuel, repairs and maintenance of vehicles and equipment, insurance, depreciation and amortization of equipment and landfill development costs, and other routine maintenance and operating costs directly related to landfill and collection operations. Also included in cost of operations are payments made to the towns in which each landfill is located in the form of "Host Town Fees", which are negotiated on a rate per ton basis as part of the contract with the Town. In Towns where landfills are operated under management contracts, the Town is responsible for the closure and post-closure costs related to the landfill.

         Earnings Per Share: In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Loss per share amounts for all periods have been presented and where appropriate, restated to conform to the SFAS 128 requirements. Dilutive earnings per share has not been presented, as the computation would be anti-dilutive. Weighted average number of common and common equivalent shares outstanding and loss per common and common equivalent shares for the three and six months ended June 30, 1997 have been restated to give effect to a one-for-five reverse stock split effective Februray 13, 1998. See Note 7.

         Intangible Assets: The Company records the excess of the purchase price over the fair market value of the net identifiable assets of an acquired company as goodwill. Goodwill is amortized on a straight-line basis over twenty-five years. Other intangible assets include customer lists and covenants not to compete which are amortized on a straight-line basis over a period not to exceed ten years and over the term of the agreement, respectively. The Company will evaluate the periods of amortization continually to determine whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized cost shall be allocated to the remaining period in the revised useful life.

         Reclassifications: Certain amounts in prior year financial statements have been reclassified to conform to their 1998 presentation.

Note  3.  Acquisitions

         During the first six months of 1998, WSI acquired 10 collection companies and a transfer station in Vermont, and 4 collection companies in Pennsylvania. The aggregate cost of the acquisitions was approximately $30.8 million consisting of $29.0 million in cash, $800,000 in stock and $1.0 million in assumed liabilities. See the chart in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Introduction. The acquisitions have combined annual revenues of approximately $16.0 million. The acquisitions have been accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $19.2 million has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. See Note 5.

         Acquisition integration costs include severance, and other termination and retention costs as well as costs related to integrating the acquired companies (i.e. truck painting, sign changes, lease terminations, etc.) into the Company's operations. For the three and six months ended June 30, 1998, the Company recorded charges of approximately $271,000 and $591,000 respectively, related to acquisition integration costs.

         The following unaudited pro forma financial information presents the combined results of operations of the Company and the aggregate of the acquired entities for the six months of 1998 as if the acquisitions had occurred as of January 1, 1998, after giving effect to certain adjustments, including amortization of intangibles and additional depreciation of property and equipment. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the aggregate of the acquired entities constituted a single entity during such period.


                                               June 30,1998
                                                (unaudited)

         Net revenues                        $   10,566,000
                                              ==============

         Net loss                             $  (2,500,000)
                                              ==============

         Basic loss per share                 $       (0.60)
                                              ==============

         On June 2, 1998, WSI signed a definitive agreement to acquire the approximate 513 acre, permitted "greenfields," Mosteller solid waste landfill located in Somerset County, Pennsylvania. The Mosteller Landfill is permitted to operate at an average of 2,000 tons of waste per day, including municipal solid waste, construction and demolition waste, sludge and residual wastes. The landfill consists of 7 cells having in excess of 14 million cubic yards of permitted capacity with expected additional room for expansion on the 513 acre site. This transaction is expected to close by the end of August 1998.

         On July 31, 1998, WSI closed on the acquisition of a 700-acre, 3 million cubic yard permitted municipal solid waste landfill in Hopewell, Pennsylvania. The purchase price was approximately $6.5 million. The Company's collection operations in Pennsylvania will be integrated with this landfill.

          On August 7, 1998, WSI closed on the acquisition of Worthy Refuse Services, a collection operation based in Huntingdon, Pennsylvania. This acquisition will be integrated into the Company's Pennsylvania operations.

Note  4.  Property and Equipment

         Property and equipment are stated at cost and consist of the following;

                                           June 30,                December 31,
                                             1998                     1997
                                       ---------------         -----------------

      Landfills                       $     8,456,963       $         8,412,010
      Landfill development projects           770,431                   691,225
      Buildings, facilities and
       improvements                         2,273,911                 1,624,764
      Machinery and equipment               2,653,217                 1,513,720
      Rolling stock                         4,494,148                   662,595
      Containers                            2,083,710                   401,941
      Furniture and fixtures                  408,955                   199,217
                                       ---------------       -------------------
                                           21,141,335                13,505,472
      Less: accumulated depreciation
            and amortization               (2,026,861)               (1,018,289)
                                       ---------------       -------------------
      Property and equipment, net     $    19,114,474       $        12,487,183
                                       ===============       ===================

Note 5.  Intangible assets

         Intangible assets consist of the following:

                                             June 30,               December 31,
                                              1998                      1997
                                       ---------------      --------------------
      Goodwill                        $    19,235,655       $            94,873
      Non-compete agreements                3,479,133                         -
      Customer lists                        2,897,646                         -
      Other                                     7,318                     3,354
                                       ---------------       -------------------
                                           25,619,752                    98,227
      Less:  accumulated amortization        (386,556)                   (1,395)
                                       ---------------       -------------------
      Intangible assets, net          $    25,233,196       $            96,832
                                       ===============       ===================

Note 6.  Long-term debt and notes payable

         Long-term debt and notes payable consists of:

                                             June 30,               December 31,
                                              1998                     1997
                                       ---------------      --------------------
      7% Subordinated Notes           $    60,000,000       $                 -
      Capital leases and equipment
        notes payable                       3,247,399                 2,626,700
      10% Subordinated debentures           2,025,000                 4,425,000
      Howard Bank Term Loan                         -                   748,000
      Mortgages                                     -                   189,350
      Other notes payable                     122,307                    56,043
                                       ---------------       -------------------
                                           65,394,706                 8,045,093
      Less:current portion                    721,010                   843,831
                                       ---------------       -------------------
              Long-term portion       $    64,673,696       $         7,201,262
                                       ===============       ===================

         On May 13, 1998, the Company closed an offering of $60.0 million in 7% Subordinated Notes (the "Notes" or "7% Subordinated Notes"), which resulted in net proceeds to the Company of approximately $58.3 million. The Notes will mature in May 2005, and bear interest at 7.0% per annum, payable semi-annually in arrears on each June 30 and December 31. Subject to prior approval of the stockholders of the Company on or before December 31, 1998, the Notes and any accrued but unpaid interest will be convertible into Common Stock at a conversion price of $10.00 per share. Following receipt of stockholder approval, the shares will be convertible at the option of the holder at any time and can be mandatorily converted by the Company after 2 years if the Company's Common Stock closing price equals or exceeds the conversion price of $10.00 per share for a period of 20 consecutive trading days. If stockholder approval is not received by December 31, 1998, the interest rate of the Notes will increase to 12.0% effective retroactively to September 1, 1998. The Company used the net proceeds from the Notes to repay existing debt of approximately $10.3 million, complete several acquisitions and has retained the balance for general corporate purposes and future acquisitions. As a result of the debt payoff, the Company recorded an extraordinary loss on extinguishment of debt of approximately $234,000.

         At June 30, 1998, the Company has a credit facility with the Howard Bank of Vermont. The credit facility allows the Company to borrow up to $4.2 million. At June 30, 1998, the Company had no outstanding borrowings under the credit facility.

          In July and August 1998, the Company repayed approximately $1 million of additional debt.

Note 7.  Common Stock

         On February 13, 1998, the shareholders of the Company approved a one for five reverse stock split of the Company's Common Stock at a special shareholders' meeting. No fractional shares were issued in connection with the reverse stock split, and shareholders received cash in payment for any fractional shares otherwise issuable. The weighted average shares outstanding as of June 30, 1997 have been restated to reflect the one for five reverse stock split.

         On May 14, 1998, the Company issued 647,808 shares of its Common Stock in connection with the conversion of all of the Company's Series B Preferred Stock. See Note 8.

         On May 21, 1998, the Company issued 111,110 shares of its Common Stock in connection with the acquisition of Eagle Recycling, Inc. and Horvath Sanitation, Inc.

         During the quarter ended June 30, 1998, the Company issued 269,511 shares of its Common Stock in connection with the conversion of 3,790 shares of its Series A Preferred Stock. See Note 8.

Note 8.  Preferred Stock

         On May 14, 1998, the Company met the mandatory conversion trading requirements and elected to convert all of the shares of the Series B Preferred Stock into 647,808 shares of Common Stock and the Board of Directors declared and paid cash dividends of approximately $101,000.

         On July 27, 1998, the Company met the mandatory conversion trading requirements and elected to convert all of the remaining shares of Series A Preferred Stock into 6,321,066 shares of the Company's Common Stock and the Board of Directors declared and paid cash dividends of approximately $787,000.

Note 9.  Commitments and Contingencies

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

         a)In July 1996, the Company commenced arbitration proceedings against Dr. Richard Rosen (Rosen), former Chairman, Chief Executive Officer and
President of the Company, seeking to recover amounts, excluding interest and litigation costs, which the Company believes it was owed by Rosen. This action was undertaken at the direction of the Board of Directors following its receipt of a report by a special committee of the Board appointed to investigate Rosen's financial dealings with the Company, in consultation with independent counsel retained in connection with its investigation. Rosen resigned from all offices with the Company on March 27, 1996. Amounts which the Company sought to recover included unreimbursed advances and amounts which the Company believed constituted improper expense reimbursements and payments of Company funds for personal benefit. As of June 30, 1998, the Company had collected the total amount due from Rosen that it had been carrying on its books.

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

         b) In October 1997 in the Middlesex Superior Court, the Company commenced an action against Marguerite A. Piret, a former director of the Company and the wife of Rosen, seeking damages against Ms. Piret for her independent breaches of fiduciary duty as a former director of the Company. This case is in the discovery stage and no trial date has yet been set. If the Company is successful in its claims, the Company may recover direct and consequential damages from Ms. Piret.

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

         WSI's objective is to expand the current geographic scope of its operations primarily within the Northeast and Mid-Atlantic regions of the United States and to become one of the leading providers of non-hazardous solid waste management services in each market that it serves. The Company's primary growth strategy is to acquire landfills in or near urban metropolitan areas, and to secure dedicated waste streams for such landfills by acquisition or development of collection operations and transfer stations. The internalization of waste streams is a major component of the Company's strategy. The Company believes that significant opportunities exist to expand its operations in each of its current and targeted markets. In connection with its growth strategy, the Company currently is and at any given time will be involved in potential acquisitions that are in various stages of negotiation and consummation (ranging from initial discussions to the execution of definitive agreements), some of which may be material.

           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

         The following table sets forth the acquisitions completed by the Company through June 30, 1998:

Acquisition                   Month Acquired      Principal Business      Location            Market Area
----------------------        --------------      ------------------      ----------------    ---------------
Moretown Landfill             July 1995           Landfill                Moretown, VT        Central Vermont

Waitsfield Transfer Station   October 1995        Transfer station        Waitsfield, VT      Central Vermont

The Hartigan Company          January 1997        Solid waste collection  Stowe, VT           Central Vermont

CSWD Transfer Station         October 1997        Transfer Station        Burlington, VT      N.W. Vermont

Doyle Rubbish
       Removal                January 1998        Solid waste collection  Barre, VT           Central Vermont

Perkins Rubbish
       Removal                January 1998        Solid waste collection  St. Johnsbury, VT   N. E. Vermont

Rapid Rubbish                                     Solid waste collection/
       Removal, Inc.          February 1998       Transfer Station        St. Johnsbury, VT   N. E.  Vermont

Greenia Trucking              February 1998       Solid waste collection  St. Albans, VT      N.W. Vermont

John Leo & Sons, LTD.         March 1998          Solid waste collection  Essex, VT           N.W. Vermont

Horvath Sanitation, Inc./
Eagle Recycling, Inc.         May 1998            Solid waste collection  Altoona, PA         Central Pennsylvania

Pleasant Valley Hauling       May 1998            Solid waste collection  Altoona, PA         Central Pennsylvania

Patterson's Hauling           May 1998            Solid waste collection  Altoona, PA         Central Pennsylvania

Fortin's Trucking of
       Williston              May 1998            Solid waste collection  Willistion, VT      N.W. Vermont

McCardle Refuse Company       May 1998            Solid waste collection  Burnham, PA         Central Pennsylvania

Surprenant Rubbish, Inc.      June 1998           Solid waste collection  Newport, VT         N.E. Vermont

Austin Rubbish Removal        June 1998           Solid waste collection  Newport, VT         N.E. Vermont

Vincent Moss                  June 1998           Solid waste collection  Newport, VT         N.E. Vermont

Cota Sanitation               June 1998           Solid waste collection  Newport, VT         N.E. Vermont


       On July 31, 1998, the Company closed the acquisition of the previously announced Hopewell Landfill, a 700-acre, 3 million cubic yard permitted municipal solid waste landfill in Hopewell, Pennsylvania. The Company will integrate its collection operations in Pennsylvania with the Hopewell landfill. Additionally, in June 1998, the Company signed a definitive agreement to acquire the Mosteller Landfill, a 513-acre solid waste landfill located in Somerset County, Pennsylvania.

       On August 7, 1998, WSI closed on the acquisition of Worthy Refuse Services, a collection operation based in Huntingdon, Pennsylvania. This acquisition will be integrated with the Company's central Pennsylvania operations.

       The Company established its first integrated solid waste management operations in the geographical area surrounding its landfill in Moretown, Vermont. In addition to the landfill in Moretown, Vermont, the Company currently owns and/or operates three transfer stations and collection operations serving over 8,600 commercial, industrial, residential and municipal customers in the Burlington, St. Albans, St. Johnsbury, Barre-Montpelier, and Newport, Vermont areas. During the first six months of 1998, the Company completed ten acquisitions of collection companies and a transfer station in Vermont. The first cell ("Cell 1") at the Company's landfill is currently operating at approximately 400 tons per day ("TPD") with remaining estimated permitted capacity at June 30, 1998 of approximately 150,000 cubic yards. The Company received all of the permits required for development and operation of Cell 2 and began construction on Cell 2 in July 1998. Cell 2 will increase the permitted landfill capacity by an estimated additional 1.3 million cubic yards. The Company expects that Cell 2 will be ready to accept solid waste by the end of the fourth quarter of 1998.

        On May 13, 1998, the Company expanded its geographic scope and commenced
operations  in  Central   Pennsylvania through  the  acquisition  of  Horvath
Sanitation, Inc. and Eagle Recycling, Inc, which are based in Altoona, Pennsylvania, with an established base of approximately 21,000 commercial, industrial, residential and municipal customers representing annual revenues of approximately $9.0 million on waste collections of approximately 275 tons per day. The Company will integrate these operations with the acquisition of the Hopewell landfill and the pending acquisition of the Mosteller landfill.

         The aggregate cost of the acquisitions in Vermont and Pennsylvania were approximately $30.8 million consisting of $29.0 million in cash, $800,000 in stock and $1.0 million in assumed liabilities. The acquisitions have combined annual revenues of approximately $16.0 million.

         WSI and the Town of South Hadley, Massachusetts have entered into a contract whereby the Company will operate the Town's 30-acre municipal solid waste landfill. The Town of South Hadley will retain full ownership of the landfill while the Company operates the facility. In March 1997, the Company received a landfill disruption permit from the MDEP, which enabled WSI to begin engineering work and feasibility studies at the South Hadley landfill. On May 1, 1998 the Company's draft environmental impact report was accepted by the MDEP and the Company anticipates receiving all of its operating and construction permits during the third or fourth quarter of 1998, which would allow WSI to begin accepting solid waste at the first 6-acre lined cell during the first or second quarter of 1999. The South Hadley landfill project is currently expected to have approximately 2.0 million cubic yards of new capacity for future disposal.

Results of Operations

During the six months ended June 30, 1998, the Company acquired 14 solid waste collection companies and a transfer station. Because of the relative significance of the acquired business' operations to the Company's financial performance, the Company does not believe that its historical financial statements are necessarily indicative of future performance and as a result will affect the comparability of the financial information included herein.

Revenues:

         Revenues represent fees charged to customers for solid waste collection, transfer, landfill, recycling and disposal services provided. Revenues for the periods presented in the consolidated statement of operations were derived from the following sources:

                   Three months ended June 30,       Six months ended June 30,
                   1998                  1997        1998                1997
                 -------------------------------   ----------------------------
  Collection       70.0%                 14.3%        61.4%              13.8%
  Landfill         12.8                  85.7         16.9               86.2
  Transfer         17.2                     -         21.7                   -
                 ---------             ---------   ----------          --------

  Total Revenue   100.0%                100.0%       100.0%              100.0%
                 =========             =========   ==========          ========

         Revenues increased  $3,496,000,  or 549%, and $4,628,000,  or 448%, for
the three and six month periods ended June 30, 1998, respectively, compared with the same periods in 1997. The increases for each period were primarily due to the impact of operations acquired since January 1, 1998. See Note 3 to the Consolidated Financial Statements. The Company continues to focus on internalization of waste. During the first and second quarters of 1998, over 90% of the waste collected by the Company's Vermont collection operation was being disposed of at the Company's landfill. Internalization at the Company's Pennsylvania operation will commence in the third quarter through the acquisition of the Hopewell landfill.

Operating Expenses:

         The following table sets forth, for the periods indicated, certain data derived from the Company's Consolidated Statement of Operations, expressed as a percentage of revenues:

                       Three months ended June 30,     Six months ended June 30,
                           1998               1997         1998            1997
                       -----------------------------  --------------------------
  Revenues                100.0%              100.0%      100.0%         100.0%
                       ----------         ----------  ----------      ----------

  Operating expenses       53.3                60.9        54.2           61.0
  Depreciation
   and amortization        24.3                22.9        24.4           25.0
  Acquisition integration
   costs                    6.6                   -        10.3              -
  Write-off of project
   development costs        5.7               131.5         4.2           81.1
                       ----------            ----------  ----------     -------
  Total cost of
   operations              89.9               215.3        93.1          167.1
                       ----------            ----------  ----------     -------

  Gross profit (loss)      10.1              (115.3)        6.9          (67.1)
  Selling, general and
   administrative
   expenses                27.2                74.8        31.5          100.5
                       ----------            ----------  ----------     -------

  Loss from operations    (17.1)             (190.1)     (24.6)        (167.6)

  Royalty and other
   income (expense), net      -                (1.7)      (0.3)          (0.8)
  Interest income           4.4                 3.9        3.7            5.7
  Interest expense and
   financing costs        (25.1)              (60.1)     (26.0)         (66.5)
                       ----------            ----------  ----------    --------
  Loss before
   Extraordinary item     (37.8)             (247.9)     (47.2)        (229.2)

  Extraordinary item       (5.7)              (21.1)      (4.1)         (13.0)
                       ----------            ----------  ---------     --------

  Net loss                (43.5)%            (269.0)%    (51.3)%       (242.2)%
                       ==========            ==========  =========     ========

         Operating expenses increased $1,816,000, or 469%, and $2,437,000 or 387%, for the three and six month periods ended June 30, 1998, respectively, compared with the same periods in 1997. As a percentage of revenues, operating expenses decreased from 61% in the second quarter of 1997 to 53% in the second quarter of 1998, and from 61% in the first half of 1997, to 54% in the first half of 1998. Operating expenses increased in both comparative periods primarily due the acquisition of Eagle in Pennsylvania as well as various other "tuck-in" acquisitions in both Pennsylvania and Vermont. Additionally, the improvement in operating expenses as a percentage of revenues resulted from increased volumes at the Company's landfill and collection operations creating better economies of scale.

         Depreciation and amortization expense includes depreciation of property and equipment over their useful lives using the straight-line method, amortization of goodwill and other intangible assets over their useful lives using the straight-line method, and amortization of landfill airspace assets using the units-of-production method. Depreciation and amortization expense increased $860,000, or 590%, and $1,122,000, or 435% for the three and six month periods ended June 30, 1998, respectively, compared to the same periods in 1997. The increases in both comparable periods are the result of increased depreciation costs of the additional assets acquired through acquisition and increased amortization due to substantial increases in intangible assets related to acquisitions. Additionally, amortization of landfill development costs increased as a result of the increase in the amount of waste accepted at the Company's Vermont landfill.

         Acquisition integration costs include severance, and other termination and retention costs as well as costs related to integrating the acquired companies (i.e. truck painting, sign changes, lease terminations, etc.) into the Company's operations. For the three and six months ended June 30, 1998, the Company incurred acquisition integration costs of $271,000 and $591,000 respectively. There were no acquisition integration costs for the comparable periods in 1997.

         Selling, general and administrative expenses consist of corporate development activities, marketing and public relations costs, administrative compensation and benefits, legal and accounting and other professional fees as well as other administrative costs and overhead. Selling, general and administrative costs increased $648,000, or 136%, and $743,000, or 72%, for the three and six month periods ended June 30, 1998, respectively compared to the same periods in 1997. The increase was due to the building of an infrastructure necessary to support increases in acquisition, operating and administrative activities. As a percent of revenues, selling, general and administrative expenses decreased from 75% in the second quarter of 1997 to 27% in the second quarter of 1998, and from 101% in the first half of 1997, to 32% in the first half of 1998. The decrease was due largely to an expanding revenue base that leveraged our selling, general and administrative expenses. The Company anticipates that in future periods its selling, general and administrative expenses should decrease substantially as a percentage of revenue as it leverages its current corporate overhead to revenue growth primarily through acquisitions.

         Interest income increased $158,000, or 643%, and $152,000, or 256%, for the three and six month period ended June 30, 1998, respectively. The increase was the result of higher average cash and investment balances due to the proceeds from the 7% Subordinated Notes that closed on May 13, 1998. See Note 6 to the Consolidated Financial Statements.

         Interest expense and financing costs increased $656,000, or 172%, and $785,000, or 114%, for the three and six month period ended June 30, 1998, respectively. The increase resulted primarily from increased indebtedness incurred in connection with the 7% Subordinated Notes, the bridge loan, equipment loans and the Howard Bank facility. See Note 6 to the Consolidated Financial Statements.

         The net loss for the three and six months ended June 30, 1998 and 1997, included non-recurring charges, in addition to acquisition integration costs of approximately $236,000 and $837,000, respectively, to settle obligations relating to the closure of the Fairhaven landfill and $234,000 and $477,000 for the three and six months ended June 30, 1998, respectively, for the extraordinary loss on extinguishment of debt.

EBITDA:

         EBITDA is defined as operating income from continuing operations plus depreciation and amortization, which includes depreciation and amortization included in selling, general and administrative expenses. EBITDA does not represent, and should not be considered as an alternative to net income or cash flow from operating activities, each as determined in accordance with generally accepted accounting principles ("GAAP"). Moreover, EBITDA does not necessarily indicate whether cash flow will be sufficient for such items as working capital, capital expenditures, or to react to changes in the Company's industry or to the economy in general. The Company believes that EBITDA is a measure commonly used by lenders and certain investors to evaluate a company's performance in the solid waste industry. The Company also believes that EBITDA data may help to understand the Company's performance because such data may reflect the company's ability to generate cash flows, which is an indicator of its ability to satisfy its debt service, capital expenditures and working capital requirements. However, functional or legal requirements may require the conservation of funds for uses other than those previously described. Because EBITDA is not calculated by all companies and analysts in the same fashion, investors should consider, among other factors: the non-GAAP nature of EBITDA; actual cash flows; the actual availability of funds for debt service, capital expenditures and working capital; and the comparability of the Company's EBITDA data to similarly-titled measures reported by other companies. Adjusted EBITDA consists of EBITDA, as defined above, excluding non-recurring charges.

         The following table sets forth, for the periods indicated, certain data derived from the Company's Consolidated Statement of Operations, to determine EBITDA and Adjusted EBITDA:


                          Three months ended June 30,  Six months ended June 30,
                                   1998        1997          1998         1997
                          ----------------------------  ------------------------
 Loss from operations           ($705,862)($1,209,850)  ($1,392,927)($1,730,805)

 Depreciation and
  amortization                  1,071,479     250,997     1,477,595     375,870
                               ----------- -----------   -----------  ----------

 EBITDA                           365,617    (958,853)       84,688  (1,354,935)

 Write-off of project
  development costs               235,284     837,423       235,284     837,423

 Acquisition integration
  costs                           270,862           -       590,862           -
                               ----------- -----------   -----------  ----------

 Adjusted EBITDA                 $871,763   ($121,430)     $910,814   ($517,512)
                               =========== ============  ===========  ==========

 EBITDA as a % of revenue             8.9%     (150.7%)         1.5%    (131.2%)
                               =========== ============  ===========  ==========

 Adjusted EBITDA
  as a % of revenue                  21.1%     (19.08%)        16.1%     (50.1%)
                               =========== ============  ===========  ==========


Financial Position

         WSI had $23.6 million in cash as of June 30, 1998. This represented an increase of $20.7 million from December 31, 1997. Working capital as of June 30, 1998, was $23.1 million, an increase of $21.6 million over December 31, 1997. This increase was primarily due to the proceeds from the 7% Subordinated Notes, the increased level of operations and the payoff of debt.

         The aggregate cost of the acquisitions in Vermont and Pennsylvania was approximately $30.8 milion consisting of $29.0 million in cash, $800,000 in stock and $1.0 million in assumed liabilities. The acquisitions have combined annual revenues of approximately $16.0 million.

         At June 30, 1998, the Company had approximately $2.3 million in trade accounts receivables. The Company has estimated an allowance for doubtful accounts of approximately $150,000, which is considered sufficient to cover future bad debts.

         During the quarter ended June 30, 1998, the Company devoted substantial resources to various corporate development activities. Additions to property and equipment during the six months ended June 30, 1998 were approximately $7.7 million, which included assets purchased through acquisition of approximately $5.1 million.

Liquidity and Capital Resources

         The Company's business is capital intensive. The Company's capital requirements, which are substantial, include acquisitions, property and equipment purchases and capital expenditures for landfill cell construction, landfill development and landfill closure activities. Principally due to these factors, the Company may incur working capital deficits. The Company plans to meet its capital needs through various financing sources, including internally generated funds, equity securities and debt. On May 13, 1998, the Company closed on an offering of $60.0 million Subordinated Notes which resulted in net proceeds to the Company of approximately $58.3 million (See Note 6 to the Consolidated Financial Statements).

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

         Through June 30, 1998 the Company acquired 10 collection companies and a transfer station in Vermont and 4 collection companies in Pennsylvania. The aggregate cost of these acquisitions was approximately $30.8 million consisting of approximately $29.0 million in cash, $800,000 in stock and approximately $1.0 million in assumed liabilities. Acquisition integration costs related to the acquisitions in Vermont and Pennsylvania were approximately $591,000.

         To date, WSI has financed its activities primarily through the issuance of debt and equity securities, including convertible subordinated notes, preferred stock and bank financing. WSI intends to aggressively pursue and develop an integrated solid waste management company. There can be no assurance that additional debt or equity financing will be available, or available on terms acceptable to the Company. Any failure of the Company to obtain required financing would have a material adverse effect on the Company's financial condition and operation.

         Net cash used by operating activities for the six months ended June 30, 1998 and 1997 was approximately $708,000 and $2.3 million, respectively. The net cash used by operating activities of $708,000 in 1998 consisted primarily of the net loss and the growth of the Company's operations in Vermont and Pennsylvania.

         Net cash (used) provided by investing activities for the six months ended June 30, 1998 and 1997 was ($32.9) million and $255,000, respectively.
Of the net cash used by investing  activities in 1998,  approximately  $30.8
million was used for the acquisition  of  the   collection   and  transfer
operations in Vermont and Pennsylvania, and the balance primarily for increases in capital expenditures to increase operating efficiencies at the Company's Vermont and Pennsylvania operations. The net cash used by investing activities for the same period in 1997 was primarily the result of the increasing operating activities at the Moretown, Vermont landfill.

         The Company's capital expenditures and capital needs for acquisitions have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to complete acquisitions. Total capital expenditures are expected to further increase in 1998 due to acquisitions, such as the Hopewell Landfill and Worthy Refuse Services acquisitions, in addition to the Mosteller Landfill, which will close in the third quarter of 1998. Once the acquisitions are complete, substantial additional capital expenditures will be required in connection with the acquired businesses.

         Net cash provided by financing activities for the six months ended June 30, 1998 and 1997 was approximately $54.2 million and $7.3 million, respectively. The increase for the first six months of 1998 is due primarily to the receipt of the proceeds of $58.3 million related to the 7% Subordinated Notes.

         At June 30, 1998, the Company had approximately $65.4 million of short-term and long-term debt. See Note 6 to the Consolidated Financial Statements. At June 30, 1998, the Company has a credit facility with the Howard Bank of Vermont. The credit facility allows the Company to borrow up to $4.2 million. At June 30, 1998, the Company had no outstanding borrowings under the credit facility.

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

         Uncertain Ability to Finance the Company's Growth. The Company has limited liquidity in relation to its short-term capital commitments and operating cash requirements. Additionally, WSI will require substantial funds to complete and bring to commercial viability all of its currently planned projects. The Company also anticipates that any future acquisitions will be financed through cash from operations, borrowings under its bank line of credit, the issuance of the Company's common stock or seller financing, or additional equity or debt financings. Therefore, WSI's ability to satisfy its capital commitments and operating requirements are dependent on a number of pending or future financing activities, none of which are assured successful completion. Any failure of the Company to obtain sufficient financing in the future would have a material adverse effect on the Company's financial condition and operations.

         The Company may choose to finance future acquisitions by issuing shares of Common Stock for a portion or all of the consideration to be paid. In the event the Company's Common Stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company might not be able to utilize Common Stock as consideration for acquisitions and would be required to utilize more of its cash resources, if available, in order to maintain its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it could obtain additional capital through debt or equity financings. In addition, growth through the development or acquisition of existing and new landfills, transfer stations, collection companies or other facilities, as well as the ongoing maintenance of such landfills, transfer stations, collection companies or other facilities, will require substantial capital expenditures. While the Company has excess proceeds from its offering of Subordinated Notes which closed on May 13, 1998 to finance its operations and future acquisitions, there can be no assurance that such resources will be sufficient for the Company's financing needs in the near term, or that additional financing will be available if and when needed or on terms acceptable to the Company. The inability of the Company to use its Common Stock as consideration for acquisitions or to obtain additional financing for capital projects and acquisitions could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, future issuances of Common Stock in connection with acquisitions would be dilutive to the Company's stockholders.

         History of Losses. During the fiscal years ending December 31, 1997, 1996 and 1995, the Company incurred net losses (including non-recurring charges) of approximately ($5,589,000), ($13,890,000) and ($7,880,000) respectively, on revenues of $3,458,000, $1,496,000, and $1,344,000 respectively. For the three and six months ended June 30, 1998, the Company incurred a net loss of approximately ($1,797,000) on revenues of $4,133,000, and ($2,904,000) on revenues of $5,661,000, respectively. As of June 30, 1998, the Company's accumulated deficit was approximately $31,709,000. Following its restructuring in 1996, the Company implemented a business strategy based on aggressive growth through acquisitions. The Company's ability to become profitable, and to maintain such profitability, as it pursues its business strategy will depend upon several factors, including its ability to (i) execute its acquisition strategy and expand its revenue generating operations while not proportionately increasing its administrative overhead, (ii) locate sufficient financing to fund acquisitions, and (iii) continually adapt to changing conditions in the competitive market in which it operates. Outside factors, such as the economic and regulatory environments in which it operates, will also have an effect on the Company's business.

         The Independent Auditors' Report of KPMG Peat Marwick LLP for the fiscal year ended December 31, 1997, stated that "the Company must raise substantial additional capital and must achieve a level of revenues adequate to support the Company's cost structure, which raises substantial doubt about its ability to continue as a going concern." On May 13, 1998, the Company closed an offering of $60.0 million in Subordinated Notes (the "Notes"), which resulted in net proceeds to the Company of approximately $58.3 million. Through June 30,
1998,  the  Company  has  been   generating   positive  EBITDA,   excluding
non-recurring charges, and expects to continue generating positive EBITDA excluding non-recurring charges in 1998. The Company used the proceeds from the Notes to repay existing debt, complete several acquisitions and to increase working capital for general corporate purposes. The Company believes that a combination of internally generated funds, the proceeds from the Notes and an anticipated expanded bank facility will provide adequate funds to support the Company's cost structure, acquisition strategy and working capital requirements for the foreseeable future. The Company does not believe that the going concern uncertainty has materially affected its ability to finance and conduct its business operations.

         Substantial Increased Leverage. In connection with its business strategy, the Company will incur substantial indebtedness resulting in a highly leveraged capital structure. The Company's total indebtedness as of June 30, 1998 was $65.4 million and its total stockholders' equity was $3.6 million. Following the offering of the subordinated notes, the Company intends to expand its bank credit facility which will increase its leverage and likely contain various covenants that will limit, among other things, the Company's ability to engage in mergers and acquisitions, incur additional indebtedness, make interest payments on subordinated debt, and pay dividends or make other distributions. The Company's substantial leverage could have important consequences, including limiting its ability to obtain additional financing, increasing the Company's vulnerability to changes in economic conditions and competitive pressures, and limiting the Company's ability to realize some or all of the benefits of significant business opportunities. The 7% Subordinated Notes are convertible into Common Stock at a conversion price of $10.00 per share. See Note 6 to the Consolidated Financial Statements. Any default by the Company under the terms of its indebtedness could have a material adverse effect on the Company's business, financial condition, and results of operations.

         The Company may not presently generate sufficient cash from operations to satisfy the principal and interest payment requirements of its outstanding indebtedness (including the $60 million in Subordinated Notes issued on May 13, 1998) until maturity. Unless the Company's cash flow from operations grows sufficiently in the future, which will depend upon financial, business and other factors affecting the operations of the Company, many of which are beyond its control, the Company will be required to refinance all or a portion of its debt, or to obtain additional financing. There can be no assurance that any refinancing would be possible or that any additional financing would be obtained.

         Dependence on Management. The Company's future success is highly dependent upon the services of its executive officers, particularly, Philip W. Strauss, Chairman, Chief Executive Officer and President of the Company, and Robert Rivkin, Executive Vice President--Acquisitions, Chief Financial Officer, Treasurer and Secretary of the Company. The loss of the services of Mr. Strauss or Mr. Rivkin could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not currently maintain key man insurance on any of its personnel.

         The Company's future success is also highly dependent upon its continuing ability to identify, hire, train and motivate highly qualified personnel. The Company faces competition for hiring such personnel from other companies, government entities and other organizations. There can be no assurances that the Company will be successful in attracting and retaining qualified personnel as required for its projected operations. The inability to attract and retain qualified personnel could have a material adverse effect upon the Company's business, financial condition and results of operations.

         Risk of Growth through Acquisition. Pursuant to its business strategy, the Company is experiencing a period of significant growth from recent acquisitions. In 1998, the Company completed ten acquisitions in Vermont and four in Pennsylvania. The Company expects significant additional expansion in the size and geographic scope of the Company's operations as a result of the closing of the Hopewell Landfill acquisition and the planned acquisition of the Mosteller Landfill. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses in existing or targeted expansion markets or successfully integrate any acquired businesses into the Company without substantial costs, delays, or other operational or financial problems. Further, the Company will continue to recognize a significant amount of amortization of intangible asset charges in connection with its acquisitions of landfills, collection businesses and transfer stations that are accounted for under the "purchase" method of accounting. Such intangibles are amortized over a specified period depending on the business acquired, resulting in an annual noncash charge to earnings during that period. Certain risks inherent in an acquisition strategy, such as increasing leverage and debt service requirements (to the extent the Company elects to finance its acquisitions with debt) and difficulties associated with combining disparate company systems and cultures (including the potential loss of key employees from acquired companies), could adversely affect the Company's ability to integrate acquired businesses. The process of integrating acquired companies may involve unforeseen difficulties and may require a disproportionate amount of management's attention and financial and other resources. Identifying suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of such candidates, including effects on the Company's operating results, diversion of management's attention and risks associated with unanticipated problems or latent liabilities. Moreover, the Company competes for acquisition candidates with other corporations in its industry that are employing similar acquisition strategies. These competitors include larger, more established corporations with significantly greater resources than the Company. As a result, fewer acquisition opportunities may be available to the Company and acquisition costs for opportunities that are available may increase. There can be no assurance that any business that the Company acquires in the future will achieve anticipated revenues and earnings. In addition, the size, timing and integration of acquisitions may cause substantial fluctuations in the Company's operating results from quarter to quarter.

         Sustaining the Company's growth and expansion will require substantial enhancements to the Company's operational and financial systems and controls as well as additional administrative, operational and financial resources. There can be no assurance that the Company will be able to manage its expanding operations successfully or that it will be able to maintain or accelerate its growth; and any failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

         Competition. The solid waste management industry is highly competitive, very fragmented and requires substantial labor and capital resources. Competition exists for collection, recycling, transfer and disposal services, and acquisition targets. The markets in which the Company competes or is likely to compete are usually served by one or more of the large national, regional or local solid waste companies who may have greater financial, marketing or technical resources than the Company and who may have accumulated substantial goodwill. The Company also competes with counties, municipalities and operators of alternative disposal facilities that operate their own waste collection and disposal facilities. The availability of tax revenues and tax-exempt financing may provide a competitive advantage to public sector competitors. Additionally, alternative disposal facilities such as recycling and incineration may reduce the demand for the disposal of solid waste in landfills. Competition for waste collection and disposal business is based on the quality of operation, price and geographical location. From time to time, competitors may reduce the price of their services in an effort to expand or maintain market share or to win competitively bid contracts. There can be no assurance that the Company will be able to successfully bid such contracts or compete with the larger and better-capitalized companies.

         Limitations on Landfill Permitting and Expansion. The Company's existing operations depend on its ability to expand the landfills it owns or operates and develop new landfill sites. In some areas, suitable land for new sites or expansion of the Company's existing landfill sites may be unavailable. There can be no assurance that the Company will be successful in obtaining new landfill sites or expanding the permitted capacity of the landfills it currently owns or operates. The process of obtaining required permits and approvals to operate and expand landfills and transfer stations has become increasingly difficult and expensive. The process can take several years and involves hearings and compliance with zoning, environmental and other requirements. There can be no assurance that the Company will be successful in obtaining and maintaining required permits. Even when granted, final permits to expand a landfill are often not approved until the remaining capacity of such landfill is very low. In the event the Company exhausts its permitted capacity at a landfill or its permits expire or are revoked, the Company's ability to expand internally will be limited and the Company will be required to cap and close the landfill at potentially significant cost. In addition, the Company could be forced to dispose of its waste at landfills operated by its competitors. The additional costs could have a material adverse effect on the Company's business.

         Geographic Concentration of Operations. The Company initially established integrated solid waste management operations in Vermont and is developing integrated solid waste management operations in Central Pennsylvania and Western Massachusetts. Since the Company's current primary source of revenues will be concentrated in these geographic locations, the Company's business, financial condition and results of operations could be materially effected by, among other factors, downturns in the local economy, severely harsh weather conditions, and state regulations. There can be no assurance that the Company will be able to continue to increase the waste stream to its landfills, or be able to expand its geographic markets to lessen the effects of adverse events that may occur in any of these regions.

         Seasonality. The Company's revenues and results of operations tend to vary seasonally. The winter months of the fourth and first quarters of the calendar year tend to yield lower revenues than those experienced in the warmer months of the second and third quarters. The primary reasons for lower revenues in the winter months include, but are not limited to: (i) harsh winter weather conditions which can interfere with collection and transportation; (ii) the construction and demolition activities that generate landfill waste are primarily performed in the warmer seasons; and (iii) the volume of waste in the region is generally lower in comparison to that which occurs in warmer months. The Company believes that the seasonality of the revenue stream will not have a material adverse effect on the Company's business, financial condition and results of operations on an annualized basis.

         Year 2000 Issues. The company uses well-regarded nationally known software vendors for both its general accounting applications and industry-specific customer information and billing systems. The Company will be implementing a new general accounting package in fiscal 1998 which will be fully year 2000 compatible, and the provider of the solid waste industry customer information and billing system has made a commitment to be year 2000 compatible by August 1998.

         The Company's banking arrangements are with an international banking institution which is taking all necessary steps to insure its customers' uninterrupted service throughout applicable year 2000 timeframes. The Company's payroll is performed out-of-house by the largest provider of third party payroll sevices in the country, which has made a commitment of uninterrupted service to their customers throughout applicable year 2000 timeframes.

         Government Permitting Requirements and Regulations. The Company and its customers operate in a highly regulated environment, and in general the Company's landfill projects will be required to have federal, state and/or local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, the Company or its customers may be required to obtain additional operating permits or approvals. There can be no assurance that the Company will meet all of the applicable regulatory requirements. Any delay in obtaining required permits or approvals will tend to cause delays in the Company's ability to obtain bond or other project financing, resulting in increases in the Company's needs to invest working capital in projects prior to obtaining more permanent financing, and will also tend to reduce project returns by deferring the receipt of project revenues. In the event that the Company is required to cancel any planned project as a result of the inability to obtain required permits or other regulatory impediments, the Company may lose any investment it has made in the project up to that point, and the cancellation of any landfill projects may have a materially adverse effect on the Company's financial condition and results of operations.

         Potential Environmental Liability. The Company may be subject to liability for environmental damage, including personal injury and property damage, that its solid waste facilities may cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions existing or commencing before the Company acquired the facilities. The Company may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if the Company or its predecessors arranged to transport, treat or dispose of those materials. Any substantial liability incurred by the Company arising from environmental damage could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), imposes strict, joint and several liability on the present owners and operators of facilities from which a release of hazardous substances into the environment has occurred, as well as any party that owned or operated the facility at the time of disposal of the hazardous substances, regardless of when the hazardous substance was first detected. Similar liability is imposed upon the generators of waste that contains hazardous substances and upon hazardous substance transporters that select the treatment, storage or disposal site. All such persons, who are referred to as potentially responsible parties ("PRPs"), generally are jointly and severally liable for the expense of the waste site investigation, waste site cleanup costs and natural resource damages, regardless of whether they exercised due care and complied with all relevant laws and regulations. These costs can be very substantial. Furthermore, such liability can be based upon the existence of only very small amounts of "hazardous substances," as defined in CERCLA, which is a broader category of substances than "hazardous wastes," as defined in the

Resource Conservation Recovery Act of 1976 ("RCRA"). The states in which the Company operates have laws similar to CERCLA, which also impose environmental liability on broad classes of parties. Although the Company is not in the business of transporting or disposing of hazardous waste, it is possible that hazardous substances have in the past, or may in the future, come to be located in landfills with which the Company has been associated as a generator or transporter of waste or as an owner or operator of the landfill. If the U.S. Environmental Protection Agency ever determines that remedial measures under CERCLA or RCRA are appropriate at any of these sites or operations, if a state agency makes such a finding under similar state law, or if a third party brings a private cost-recovery or contribution action with respect to remedial costs incurred or to be incurred, the Company could be subject to substantial liability which could have a material adverse effect on the Company's business, financial condition and results of operations.

         With respect to each business that the Company acquires or has acquired, there may be liabilities that the Company fails to or is unable to discover, including liabilities arising from waste transportation or disposal activities or noncompliance with environmental laws by prior owners or operators, and for which the Company, as a successor owner, may be legally responsible. Representations, warranties and indemnities from the sellers of such businesses, if obtained and if legally enforceable, may not cover fully the resulting environmental or other liabilities due to their limited scope, amount or duration, the financial limitations of the warrantor or indemnitor or other reasons. Certain environmental liabilities, even though expressly not assumed by the Company, may nonetheless be imposed on the Company under certain legal theories of successor liability, particularly under CERCLA. An uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect on the Company's business, financial condition and results of operations.

         Potential Adverse Community Relations. The Company has experienced, and may in the future experience, unexpected delays, costs and litigation resulting from community resistance and concerns relating to specific projects in various communities. There can be no assurance that such delays, costs, and litigation will not arise in the future in connection with any existing or acquired landfill projects.

         Failure to Obtain Performance or Surety Bonds and Letters of Credit; Adequacy of Accruals for Closure and Post-Closure Costs. Municipal solid waste collection contracts and landfill closure obligations may require performance or surety bonds, letters of credit, or other means of financial assurance to secure contractual performance. If the Company were unable to obtain performance or surety bonds or letters of credit in sufficient amounts or at acceptable rates, it could be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits. Any future difficulty in obtaining insurance could also impair the Company's ability to secure future contracts conditioned upon the contractor having adequate insurance coverage. Accordingly, the failure of the Company to obtain performance or surety bonds, letters of credit, or other means of financial assurance or to maintain adequate insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has material financial obligations relating to closure and post-closure costs of its existing landfills and any landfill it may purchase or operate in the future. The Company estimates and accrues closure and post-closure costs based on engineering estimates of airspace usage and remaining airspace capacity. There can be no assurances that the Company's financial obligations for closure and post-closure costs will not exceed the amount accrued, and that this may have a material adverse effect on the Company's business, financial condition and results of operations.

         Environmental Impairment Insurance. The Company has a $5.0 million environmental impairment liability insurance policy covering claims for sudden or gradual onset of environmental damage. If the Company were to incur a liability for environmental damage in excess of its insurance limits, its financial condition could be adversely affected. The Company carries a comprehensive general liability insurance policy which management considers adequate at this time to protect its assets and operations from other risks.

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

         Following the commencement of operations at a particular landfill, or upon consummation of the acquisition of an operating landfill, the Company amortizes its landfill development costs using the unit-of-production method, which is calculated using the total units of airspace filled during the year in relation to total estimated permitted airspace capacity. Under this method, current year-end remaining airspace capacity is compared with prior year-end remaining airspace capacity to determine the amount of airspace used during the current year. The result is compared against the airspace consumption figures used during the current year for accounting purposes to ensure proper recording of the amortization provision. There can be no assurance that an incorrect estimate of total permitted airspace capacity would not materially impact the Company's results for operations of future periods.

         The Company's policy is to expense in the current period unamortized capital expenditures and advances relating to any operation that is permanently shut down or any acquisition that will not be consummated and any landfill project that is terminated. Thus, the Company may be required to incur a charge against earnings in future periods that could have a material adverse effect on the Company's business, financial conditions and results of operations.

                                    PART II

Item 1.  Legal Proceedings


         The Company is party to pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's management, after consultation with outside legal counsel, is of the opinion that the expected final outcome should not have a material adverse effect on the Company's financial position, results of operations or liquidity, and are summarized as follows:

         a) In July 1996, the Company commenced arbitration proceedings against Dr. Richard Rosen (Rosen), former Chairman, Chief Executive Officer and
President of the Company, seeking to recover amounts, excluding interest and litigation costs, which the Company believes it was owed by Rosen. This action was undertaken at the direction of the Board of Directors following its receipt of a report by a special committee of the Board appointed to investigate Rosen's financial dealings with the Company, in consultation with independent counsel retained in connection with its investigation. Rosen resigned from all offices with the Company on March 27, 1996. Amounts which the Company sought to recover included unreimbursed advances and amounts which the Company believed constituted improper expense reimbursements and payments of Company funds for personal benefit. As of June 30, 1998, the Company had collected the total amount due from Rosen that it had been carrying on its books.

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

         b) In October 1997 in the Middlesex Superior Court, the Company commenced an action against Marguerite A. Piret, a former director of the Company and the wife of Rosen, seeking damages against Ms. Piret for her independent breaches of fiduciary duty as a former director of the Company. This case is in the discovery stage and no trial date has yet been set. If the Company is successful in its claims, the Company may recover direct and consequential damages from Ms. Piret.

         The Company is not aware of any other non-routine or incidental material legal proceedings.

Item 2.  Changes in Securities

         On May 13, 1998, the Company closed an offering of $60.0 million in 7% Subordinated Notes (the "Notes" or "7% Subordinated Notes"), which resulted in net proceeds to the Company of approximately $58.3 million. The Notes will mature in May 2005, and bear interest at 7.0% per annum, payable semi-annually in arrears on each June 30 and December 31. Subject to prior approval of the stockholders of the Company on or before December 31, 1998, the Notes and any accrued but unpaid interest will be convertible into Common Stock at a conversion price of $10.00 per share. Following receipt of stockholder approval, the shares will be convertible at the option of the holder at any time and can be mandatorily converted by the Company after 2 years if the Company's Common Stock closing price equals or exceeds the conversion price of $10.00 per share for a period of 20 consecutive trading days. If stockholder approval is not received by December 31, 1998, the interest rate of the Notes will increase to 12.0% effective retroactively to September 1, 1998.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)      1.  Financial Statements

         The financial statements are listed under Part I, Item 1 of this Report.

         2.  Financial Statement Schedules

         None.

         3.  Exhibits

         None.

(B)      Reports on Form 8-K


         Waste Systems International, Inc. filed a Current Report on Form 8-K dated May 13, 1998 reporting under Item 5 the close of an offering of $60.0 million in Subordinated Notes, which resulted in net proceeds to the Company of approximately $58.3 million. The report included under
         Item 7 exhibits related to the Form of 7% Subordinated Notes due 2005, the Registration Rights Agreement by and between Waste Systems International, Inc. and First Albany Corporation, dated May 13, 1998, and the Press Release of Waste Systems International, Inc., dated May 13, 1998.

         Waste Systems International, Inc. filed a Current Report on Form 8-K dated May 22, 1998 reporting under Item 2 the close of the acquisition of Eagle Recycling, Inc. and Horvath Sanitation, Inc. pursuant to the terms of a stock purchase agreement dated March 3, 1998. Financial statements of the businesses acquired and pro forma financial information was filed with the commission on August 4, 1998.

         Waste Systems International, Inc. filed a Current Report on Form 8-K dated June 2, 1998 reporting under Item 5 the acquisition of an approximate 513 acre, permitted "greenfields," Mosteller solid waste landfill located in Somerset County, Pennsylvania. The report included the Press Release of Waste Systems International, Inc., dated June 2, 1998 as an exhibit.

SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WASTE SYSTEMS INTERNATIONAL, INC.


       Date: August 12, 1998                       By: /s/ Philip Strauss
             ---------------------                     ------------------
                                                       Philip Strauss
                                                       Chairman, Chief Executive
                                                       Officer and President
                                                       (Principal Executive
                                                       Officer)



       Date: August 12, 1998                       By: /s/ Robert Rivkin
             ---------------------                     -----------------
                                                       Robert Rivkin
                                                       Executive Vice President-
                                                       Acquisitions, Chief
                                                       Financial Officer,
                                                       Treasurer and Secretary
                                                       (Principal Financial and
                                                       Accounting Officer)