Form 10-Q/A
period 1998-06-30
WASTE SYSTEMS INTERNATIONAL INC
filed 1998-08-28
CIK 847468

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A
                                  Amendment No. 1


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

             WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                               (Unaudited)


                                                        Six months ended
                                               ---------------------------------

                                                    June 30,            June 30,
                                                      1998                1997
                                                      ----                ----
Cash flows from operating activities:
    Net loss                                     ($2,903,754)       ($2,501,185)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
       Depreciation and amortization               1,477,595            375,870
       Extraordinary loss on extinguishment
         of debt                                     234,030            133,907
       Write-off of project development costs        235,284            837,423
       Issuance of common stock for services               -             44,854
       Landfill closure and post-closure costs       137,688             44,000
       Allowance for doubtful accounts               103,742                  -
       Changes in assets and liabilities:
          Accounts and notes receivable             (393,181)           564,616
          Due from former employee                   300,000                  -
          Prepaid expenses and other current assets (143,611)          (250,884)
          Accounts payable                           681,151           (995,636)
          Accrued expenses                          (153,168)          (342,480)
          Unearned revenue                           207,982                  -
          Restructuring                             (491,260)          (189,537)
                                                 ------------       ------------

          Net cash used by operating activities     (707,502)        (2,279,052)
                                                 ------------       ------------
Cash flows from investing activities:
    Net assets acquired through acquisitions     (30,835,675)                 -
    Restricted cash and securities                    21,753            (44,375)
    Landfills                                        (44,953)           (61,675)
    Landfill development projects                    (79,206)            16,205
    Buildings, facilities and improvements           (23,976)            (8,315)
    Machinery and equipment                         (359,817)           (70,980)
    Rolling stock                                   (777,703)          (246,805)
    Containers                                       (39,571)          (122,640)
    Furniture and fixtures                          (209,738)           (10,702)
    Proceeds on the sale of equipment                      -            800,000
    Advances and deposits - acquisitions            (323,469)                 -
    Intangible assets                                 (3,964)            (1,465)
    Other assets                                    (192,960)             6,094
                                                 ------------       ------------
          Net cash (used) provided by investing
            activities                           (32,869,279)           255,342
                                                 ------------       ------------
Cash flows from financing activities:
    Deferred financing and registration costs     (1,673,679)           (56,798)
    Repayments of notes payable and
      long-term debt                             (11,067,475)        (1,959,215)
    Borrowings from notes payable and
      long-term debt                              67,069,466          1,234,064
    Proceeds from issuance of common stock             8,445            399,000
    Proceeds from issuance of Series A preferred
      stock                                                -          7,688,543
    Dividends paid                                  (100,765)                 -
                                                 ------------       ------------
         Net cash provided by financing
            activities                            54,235,992          7,305,594
                                                 ------------       ------------
Increase in cash and cash equivalents             20,659,211          5,281,884
Cash and cash equivalents, beginning of period     2,964,274            264,776
                                                 ------------       ------------
Cash and cash equivalents, end of period         $23,623,485         $5,546,660
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

         The following unaudited pro forma financial information presents the combined results of operations of the Company and the aggregate of the acquired entities for the six months of 1998 and 1997 as if the acquisitions had occurred
as of January 1, 1997, after giving effect to certain adjustments,   including
amortization of intangibles and additional depreciation of property and equipment. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the aggregate of the acquired entities constituted a single entity during such period.


                                               June 30,1998      June 30, 1997
                                                (unaudited)       (unaudited)

         Net revenues                        $   10,566,000      $ 10,193,000
                                              ==============     ============

         Net loss                             $  (2,500,000)     $ (1,745,000)
                                              ==============     ============

         Basic loss per share                 $       (0.60)     $    (0.49)
                                              ==============     ============

         On June 2, 1998, WSI signed a definitive agreement to acquire the approximate 513 acre, permitted "greenfields," Mosteller solid waste landfill located in Somerset County, Pennsylvania. The Mosteller Landfill is permitted to operate at an average of 2,000 tons of waste per day, including municipal solid waste, construction and demolition waste, sludge and residual wastes. The landfill consists of 7 cells having in excess of 14 million cubic yards of permitted capacity with expected additional room for expansion on the 513 acre site. This transaction is expected to close by the end of August 1998 with a purchase price of approximately $6.5 million payable in cash.

         On July 31, 1998, WSI closed on the acquisition of a 700-acre, 3 million cubic yard permitted municipal solid waste landfill in Hopewell, Pennsylvania. The purchase price was approximately $6.5 million. The Company's collection operations in Pennsylvania will be integrated with this landfill.

          On August 7, 1998, WSI closed on the acquisition of Worthy Refuse Services, a collection operation based in McVey Town, Pennsylvania. The purchase price was approximately $3.4 million payable in cash. This acquisition will be integrated into the Company's Pennsylvania operations.

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
                                       ===============       ===================

         On May 13, 1998, the Company closed an offering of $60.0 million in 7% Subordinated Notes (the "Notes" or "7% Subordinated Notes"), which resulted in net proceeds to the Company of approximately $58.3 million. The Notes will mature in May 2005, and bear interest at 7.0% per annum, payable semi-annually in arrears on each June 30 and December 31. Subject to prior approval of the stockholders of the Company on or before December 31, 1998, the Notes and any accrued but unpaid interest will be convertible into Common Stock at a conversion price of $10.00 per share. Following receipt of stockholder approval, the shares will be convertible at the option of the holder at any time and can be mandatorily converted by the Company after 2 years if the Company's Common Stock closing price equals or exceeds the conversion price of $10.00 per share for a period of 20 consecutive trading days. If stockholder approval is not received by December 31, 1998, the interest rate of the Notes will increase to 12.0% effective retroactively to September 1, 1998. On August 19, 1998, the Company received stockholder approval for the conversion of the Notes into Common Stock. The Company used the net proceeds from the Notes to repay existing debt of approximately $10.3 million, complete several acquisitions and has retained the balance for general corporate purposes and future acquisitions. As a result of the debt payoff, the Company recorded an extraordinary loss on extinguishment of debt of approximately $234,000.

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

           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

         The following table sets forth the acquisitions completed by the Company through August 7, 1998:

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

Surprenant Rubbish, Inc.      June 1998           Solid waste collection  Newport, VT         N.E. Vermont

Austin Rubbish Removal        June 1998           Solid waste collection  Newport, VT         N.E. Vermont

Vincent Moss                  June 1998           Solid waste collection  Newport, VT         N.E. Vermont

Cota Sanitation               June 1998           Solid waste collection  Newport, VT         N.E. Vermont

Hopewell Landfill             July 1998           Landfill                Hopewell, PA        Central Pennsylvania

Worthy Refuse Services        August 1998         Solid waste collection  McVey Town, PA      Central Pennsylvania



Additionally, in June 1998, the Company signed a definitive agreement to acquire the Mosteller Landfill, a 513-acre solid waste landfill located in Somerset County, Pennsylvania. This transaction is expected to close by the end of August 1998 with a purchase price of approximately $6.5 million, payable in cash.

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

         Through June 30, 1998 the Company acquired 10 collection companies and a transfer station in Vermont and 4 collection companies in Pennsylvania. The aggregate cost of these acquisitions was approximately $30.8 million consisting of approximately $29.0 million in cash, $800,000 in stock and approximately $1.0 million in assumed liabilities. Acquisition integration costs related to the acquisitions in Vermont and Pennsylvania were approximately $591,000.
Subsequent to June 30, 1998, the Company closed on the acquisitions of the Hopewell Landfill and Worthy Refuse Services (See Note 3 to the Consolidated Financial Statements). The consideration for the Hopewell Landfill was approximately $6.5 million and paid for in cash and the consideration for Worthy Refuse Services was approximately $3.4 million and paid for in cash. In addition, the Company has signed a definitive agreement to purchase the Mosteller Landfill in Somerset County, Pennsylvania for approximately $6.5 million. The Company will use its existing cash to pay for this acquisition. The Company plans to fund future acquisitions through the use of cash, capital stock and/or assumption of indebtedness. The cash required to fund any future acquisitions will likely be provided from existing cash balances, cash generated from operations and borrowings on the Company's line of credit or an anticipated expanded line of credit.


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

         Substantial Increased Leverage. In connection with its business strategy, the Company will incur substantial indebtedness resulting in a highly leveraged capital structure. The Company's total indebtedness as of June 30, 1998 was $65.4 million and its total stockholders' equity was $3.6 million. Following the offering of the subordinated notes, the Company intends to expand its bank credit facility which will increase its leverage and likely contain various covenants that will limit, among other things, the Company's ability to engage in mergers and acquisitions, incur additional indebtedness, make interest payments on subordinated debt, and pay dividends or make other distributions. The Company's substantial leverage could have important consequences, including limiting its ability to obtain additional financing, increasing the Company's vulnerability to changes in economic conditions and competitive pressures, and limiting the Company's ability to realize some or all of the benefits of significant business opportunities. The 7% Subordinated Notes are convertible into Common Stock at a conversion price of $10.00 per share. On August 19, 1998 the Company received stockholder approval for the conversion of the Notes into Common Stock. See Note 6 to the Consolidated Financial Statements. Any default by the Company under the terms of its indebtedness could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

         Waste Systems International, Inc. filed a Current Report on Form 8-K dated May 22, 1998 reporting under Item 2 the close of the acquisition of Eagle Recycling, Inc. and Horvath Sanitation, Inc. pursuant to the terms of a stock purchase agreement dated March 3, 1998. Financial statements of the businesses acquired and pro forma financial information as amended was filed with the commission on August 28, 1998.

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


       Date: August 28, 1998                       By: /s/ Philip Strauss
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



       Date: August 28, 1998                       By: /s/ Robert Rivkin
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