Form 10-Q
period 1998-09-30
WASTE SYSTEMS INTERNATIONAL INC
filed 1998-11-13
CIK 847468

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              -----

                            FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended September 30, 1998.
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from     _______   to _______).




                   WASTE SYSTEMS INTERRNATIONAL, INC.
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



         The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of November 12, 1998 was 11,718,323.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                         PAGE

PART I.  Financial Information
 Item 1.    Financial Statements:

        Consolidated Balance Sheets as of September 30, 1998 and
        December 31, 1997.                                                 1

        Consolidated Statements of Operations for the Three and
        Nine Months Ended September 30, 1998 and 1997.                     2

        Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 1998 and 1997.                    3-4

        Notes to Consolidated Financial Statements.                      5-10

 Item 2. Management's Discussion and Analysis of Consolidated
         Financial Condition and Results of Operations.                 11-24

PART II.  Other Information
         Item 1.    Legal Proceedings                                      25
         Item 2.    Changes in Securities                                  25
         Item 3.    Defaults on Senior Securities                          25
         Item 4.    Submission of Matters to a Vote of Security Holders    25
         Item 5.    Other Information                                      26
         Item 6.    Exhibits and Reports on Form 8-K                       26

Signatures                                                                 27

                              WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                             Consolidated Balance Sheets


                                                                                 September 30,
                                                                                      1998              December 31,
                            Assets                                                (Unaudited)               1997
                                                                               -------------------   -------------------

Current assets:
     Cash and cash equivalents                                                          2,950,445             2,964,274
     Accounts receivable, net                                                           3,935,324               944,793
     Prepaid expenses and other current assets                                          2,746,646             1,366,092
                                                                               -------------------   -------------------

          Total current assets                                                          9,632,415             5,275,159

Restricted cash and securities                                                             39,412               254,000
Property and equipment, net (Notes 2 and 4)                                            41,597,650            12,487,183
Intangible assets, net (Notes 2 and 5)                                                 36,057,438                96,832
Other assets                                                                            3,354,705               447,080
                                                                               -------------------   -------------------
          Total assets                                                                 90,681,620            18,560,254
                                                                               ===================   ===================


          Liabilities and Stockholders' Equity

Current liabilities:
     Current portion of long-term debt and notes payable (Note 6)                         970,667               843,831
     Accounts payable                                                                   3,562,271               353,937
     Accrued expenses                                                                   3,828,054             2,544,995
     Deferred revenue                                                                     536,846                     -
                                                                               -----------------------------------------
        Total current liabilities
                                                                                        8,897,838             3,742,763

Long-term debt and notes payable (Note 6)                                              74,839,966             7,201,262
Landfill closure and post-closure costs                                                 2,725,315             1,644,000
                                                                               -------------------   -------------------
          Total liabilities
                                                                                       86,463,119            12,588,025
                                                                               -------------------   -------------------

Commitments and Contingencies (Note 9)

Stockholders' equity (Notes 7and 8):
     Common stock, $.01 par value. Authorized 30,000,000 shares;  11,718,323 and
          3,893,415  shares  issued and  outstanding  at September  30, 1998 and
          December 31, 1997, respectively                                                 117,183                38,934

     Preferred stock, $.001 par value.  Authorized 1,000,000 shares:
          Series A Convertible Preferred Stock; 200,000 shares designated, 0 and
          92,580  shares  issued  and  outstanding  at  September  30,  1998 and
          December 31, 1997, respectively                                                       -             9,257,807

          Series B Convertible Preferred Stock; 100,000 shares designated, 0 and
          40,488  shares  issued  and  outstanding  at  September  30,  1998 and
          December 31, 1997, respectively                                                       -             4,048,750
     Additional paid-in capital                                                        37,819,329            21,432,437
     Accumulated deficit                                                              (33,718,011)          (28,805,699)
                                                                               -------------------   -------------------
          Total stockholders' equity
                                                                                        4,218,501             5,972,229
                                                                               -------------------   -------------------

          Total liabilities and stockholders' equity                                   90,681,620            18,560,254
                                                                               ===================   ===================


                   See  accompanying  notes to consolidated  financial statement

                     WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                          Consolidated Statements of Operations
                                        (Unaudited)

                                                                    Three Months Ended                     Nine Months Ended
                                                            September 30,      September 30,        September 30,      September 30,
                                                                 1998               1997                 1998              1997





Revenues                                                         7,009,378            829,954           12,670,181         1,862,722
                                                                 ----------           --------           ---------         ---------
Cost of operations:
     Operating expenses                                          3,765,569            304,546            6,832,201           934,502
     Depreciation and amortization                               1,343,619            230,789            2,723,745           488,660
     Acquisition integration costs (Note 3)                       794,811                  -            1,385,673                -
     Write-off of project development costs                              -                  -              235,284           837,423
                                                                 ---------           ---------         -----------         ---------
        Total cost of operations                                 5,903,999            535,335           11,176,903         2,260,585
                                                                 ---------            --------         -----------         ---------
        Gross profit (loss)                                      1,105,379            294,619            1,493,278         (397,863)

Selling, general and administrative expenses                     1,158,924            539,189            2,939,750         1,577,513
                                                                 ---------            -------            ---------         ---------
        Loss from operations                                      (53,545)          (244,570)          (1,446,472)       (1,975,376)
                                                                 ---------           --------            ---------         ---------
Other income (expense):

     Royalty and other income (expense), net                      (37,120)           (40,081)             (52,570)          (48,432)
     Interest income                                               225,916             63,732              436,807           122,993
     Interest expense and financing costs                      (1,252,343)          (292,201)          (2,724,581)         (979,184)
                                                               -----------           --------          -----------          --------
        Total other income (expense)                           (1,063,547)          (268,550)          (2,340,344)         (904,623)
                                                               -----------           --------          -----------           -------
        Loss before extraordinary item                         (1,117,092)          (513,120)          (3,786,816)       (2,879,999)

Extraordinary item - Loss on extinguishment of debt (Note 6)       (3,597)                  -            (237,627)         (133,907)
                                                              ------------          ---------           ----------        ---------
        Net loss                                               (1,120,689)          (513,120)          (4,024,443)       (3,013,906)

Preferred stock dividends (Note 8)                                 410,837                  -              887,869                 -
                                                               -----------          ---------          -----------       -----------
        Net loss available for common shareholders             (1,531,526)          (513,120)          (4,912,312)       (3,013,906)
                                                               ===========           ========           ==========       ==========

Basic net loss per share:

     Loss from continuing operations                                (0.12)             (0.12)               (0.64)            (0.70)
     Extraordinary item                                             (0.00)                  -               (0.04)            (0.03)
                                                                     -----             ------               ------             -----
Basic net loss per share                                            (0.12)             (0.12)               (0.68)            (0.73)
                                                                     =====              =====                =====             ====

Weighted average number of shares used in
     computation of basic net loss per share                     9,439,810          4,153,465            5,930,765         4,104,306
                                                                 =========          ==========           =========         =========

          See  accompanying  notes  to  consolidated  financial statements.

                             WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                                      Nine months ended
                                                                            ---------------------------------------

                                                                               September 30,        September 30,
                                                                                   1998                 1997

Cash flows from operating activities:
    Net loss                                                                         (4,024,443)        (3,013,906)
    Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:
       Depreciation and amortization                                                  2,769,147            585,196
       Extraordinary loss on extinguishment of debt                                       3,597            133,907
       Write-off of project development costs                                           235,284            837,423
       Issuance of common stock for services                                             12,500             44,854
       Landfill closure and post-closure costs                                        1,081,315             83,000
       Allowance for doubtful accounts                                                  219,643              4,000
       Changes in assets and liabilities:
          Accounts and notes receivable                                               (893,400)            267,930
          Prepaid expenses and other current assets                                  (1,160,050)          (438,558)
          Accounts payable                                                             1,085,369        (1,195,425)
          Accrued expenses                                                               997,775        (1,642,473)
          Unearned revenue                                                              323,267                  -
                                                                            --------------------   ----------------
          Net cash provided (used) by operating activities
                                                                                        650,004        (4,334,052)
                                                                            --------------------   ----------------
Cash flows from investing activities:
    Net assets acquired through acquisitions                                        (55,789,458)                  -
    Restricted cash and securities                                                      214,588           (73,014)
    Landfills                                                                       (2,612,573)           (31,842)
    Landfill development projects                                                      (85,453)           (70,718)
    Land, buildings, facilities and improvements                                      (447,248)                  -
    Machinery and equipment                                                           (508,477)          (143,094)
    Rolling stock                                                                     (980,527)          (260,457)
    Containers                                                                        (329,054)                  -
    Furniture and fixtures                                                            (292,950)                  -
    Intangible assets                                                                 (150,000)            (8,325)
    Other assets                                                                    (1,200,128)          (194,683)
                                                                            --------------------   ----------------
          Net cash used by investing activities                                    (62,181,280)          (782,133)
                                                                            --------------------   ----------------
Cash flows from financing activities:
    Deferred financing and registration costs                                       (1,800,346)           (56,098)
    Repayments of notes payable and long-term debt                                 (14,784,601)        (2,135,403)
    Borrowings from notes payable and long-term debt                                78,949,857          1,635,806
    Proceeds from issuance of common stock                                              40,406            399,000
    Proceeds from issuance of Series A preferred stock                                       -          7,675,350
    Dividends paid                                                                   (887,869)                  -
                                                                            --------------------   ----------------
          Net cash provided by financing activities                                 61,517,447          7,518,655
                                                                            --------------------   ----------------
Increase in cash and cash equivalents                                                 (13,829)          2,402,470
Cash and cash equivalents, beginning of period                                       2,964,274            264,776
                                                                            --------------------   ----------------
Cash and cash equivalents, end of period                                             2,950,445          2,667,246
                                                                            ====================   ================





               See accompanying notes to consolidated financial statements.

Supplemental disclosures of cash flow information:

     For the nine months ended September 30, 1998 and 1997, cash paid for interest was $1,539,738 and $717,838, respectively.

Supplemental disclosures of noncash activities:

     During the nine months ended September 30, 1998 and 1997, the Company acquired assets of $2,113,591 and $449,330, respectively, under capital lease obligations.

     During the nine months ended September 30, 1998, the Company converted 92,580 shares or $9,257,807 of its
     Series A Preferred Stock into 6,590,577 shares of its Common Stock.

     On May 14, 1998, the Company converted 40,488 shares or $4,048,750 of its Series B Preferred Stock into 647,808 shares of its Common Stock.

     On May 22, 1998, the Company issued 111,110 shares of its Common Stock in connection with the acquisition of Eagle Recycling, Inc. and Horvath Sanitation, Inc.

     On September 22, 1998, the Company issued 455,922 shares of its Common Stock in connection with the acquisition of Mattei-Flynn Trucking, Inc.

                 WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements of Waste Systems International, Inc. and its subsidiaries ("WSI" or the "Company") include the accounts of the Company after elimination of all significant intercompany accounts and transactions. These consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended December 31, 1997.

         The Independent Auditors' Report of KPMG Peat Marwick LLP for the fiscal year ended December 31, 1997, stated that "the Company must raise substantial additional capital and must achieve a level of revenues adequate to support the Company's cost structure, which raises substantial doubt about its ability to continue as a going concern." On May 13, 1998, the Company closed an offering of $60.0 million in Convertible Subordinated Notes (the "Notes"), which resulted in net proceeds to the Company of approximately $58.3 million. Also, the Company generated cash from operating activities of approximately $650,000 for the nine months ended September 30, 1998 compared to a use of $4.3 million for the same period of 1997. Additionally, the Company's EBITDA for both the three and nine months ended September 30, 1998, was $1.3 and the Company's Adjusted EBITDA for the three and nine months ended September 30, 1998 was $2.1 million and $2.9 million, respectively. The Company used the majority of the proceeds from the Notes to repay approximately $11.7 million of existing debt and complete several acquisitions. The Company also expects in the near future, to dramatically expand the limits of its credit facility with a new group of lenders, led by a well recognized financial institution and that its existing credit facility with the Howard Bank will get i. The Company believes that a combination of internally generated funds and the proceeds from the anticipated financing will provide adequate funds to support the Company's cost structure, acquisition strategy and working capital requirements for the foreseeable future. The Company does not believe that the going concern uncertainty has materially affected its ability to finance and conduct its business operations.


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

             Buildings, facilities and improvements                 10-30 years
             Machinery and equipment                                 3-10 years
             Rolling stock                                           3-10 years
             Containers                                              5-10 years
             Furniture and fixtures                                  5-10 years

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

         Interest is capitalized on landfill development costs related to permitting, site preparation, and facility construction during the period that these assets are undergoing activities necessary for their intended use. Capitalized interest costs for the three and nine months ended September 30, 1998 and 1997 were approximately $93,000 and $9,500 and $93,000 and $186,000, respectively.

         Landfill development costs are amortized using the unit-of-production method, which is calculated using the total units of airspace filled during the year in relation to total estimated permitted airspace capacity. The determination of airspace usage and remaining airspace capacity is an essential component in the amortization calculation. The determination is performed by conducting quarterly topography surveys of the Company's landfill facilities to determine remaining airspace capacity in each landfill. The surveys are reviewed by the Company's consulting engineers, the Company's internal operating and engineering staff, and its financial and accounting staff. Current remaining airspace capacity is compared with the prior periods remaining airspace capacity to determine the amount of airspace used during the current period. The result is compared against the airspace consumption figures used during the current period for accounting purposes to ensure proper recording of the amortization provision. The reevaluation process did not materially impact results of operations for any periods presented.

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

         Intangible Assets: The Company records the excess of the purchase price over the fair market value of the net identifiable assets of an acquired company as goodwill. Goodwill is amortized on a straight-line basis over forty years. Other intangible assets include customer lists and covenants not to compete which are amortized on a straight-line basis over a period not to exceed ten years and over the term of the agreement, respectively. The Company evaluates the periods of amortization continually to determine whether subsequent events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized cost shall be allocated to the remaining period in the revised useful life.

         Landfill Closure and Post-Closure Costs: The Company has a material financial obligation relating to future landfill closure and post-closure activities for landfills it owns or operates. Accordingly, the Company estimates and accrues closure and post-closure costs on a unit-of-production basis over each landfill's estimated remaining permitted airspace capacity. The accrual is based on final capping of the site, site inspection, leachate management, methane gas control and recovery, groundwater monitoring, and operation and maintenance costs to be incurred during the period after the facility closes. The Company has accrued approximately $2.7 million and $1.6 million for closure and post-closure costs at September 30, 1998 and December 31, 1997, respectively. The engineering and accounting staff of the Company periodically review its future obligation for closure and post-closure costs. If estimates of the permitted air space capacity or the estimated costs of closure and post-closure have changed, the Company revises the rates at which it accrues the future costs.

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

         Earnings Per Share: In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Loss per share amounts for all periods have been presented and where appropriate, restated to conform to the SFAS 128 requirements. Dilutive earnings per share has not been presented, as the computation would be anti-dilutive. Weighted average number of common and common equivalent shares outstanding and loss per common and common equivalent shares for the three and nine months ended September 30, 1997 have been restated to give effect to a one-for-five reverse stock split effective Februray 13, 1998. See Note 7.

         Reclassifications: Certain amounts in prior year financial statements have been reclassified to conform to their 1998 presentation.

Note  3.  Acquisitions

         During the nine months ended September 30, 1998, WSI acquired eleven collection companies and a transfer station in Vermont, five collection companies and two landfills in Pennsylvania, one collection company and a transfer station in Massachusetts, and nine collection companies and a transfer station in New York. The aggregate cost of the acquisitions was approximately $59.2 million consisting of $53.3 million in cash, $3.4 million in stock and $2.5 million in assumed liabilities. See the chart in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Introduction. The acquisitions have combined annual revenues of approximately $33.0 million. The acquisitions have been accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $28.2 million has been recorded as goodwill and is being amortized on a straight-line basis over forty years. See Note 5.

         Acquisition integration costs consists of one-time, non-recurring costs, which in the opinion of management have no future value and are therefore expensed. Such costs include severance, and other termination and retention costs, as well as specific costs related to integrating the acquired companies (i.e. truck painting, sign changes, lease terminations, etc.) into the Company's operations. For the three and nine months ended September 30, 1998, the Company recorded charges of approximately $795,000 and $1,386,000 respectively, related to acquisition integration costs.

         The following unaudited pro forma financial information presents the combined results of operations of the Company and the aggregate of the acquired entities for the nine months ended September 30, 1998 and 1997 as if the acquisitions had occurred as of January 1, 1997, respectively, after giving effect to certain adjustments, including amortization of intangibles and additional depreciation of property and equipment. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the aggregate of the acquired entities constituted a single entity during such period.

                                  September 30,1998           September 30, 1997
                                     (unaudited)                    (unaudited)

   Net revenues                      $26,400,000                     $22,263,000
                                     ===========                     ===========

   Net loss                         $   (351,000)                   $  (515,000)
                                    =============                   ============

   Basic loss per share                   $ (0.06                       $ (0.13)
                                    =============                   ============

Note  4.  Property and Equipment

         Property and equipment are stated at cost and consist of the following:

                                          September 30,            December 31,
                                              1998                     1997

Landfills                              $    23,673,197       $         8,412,010
Landfill development projects                  776,678                   691,225
Land, buildings, facilities
     and improvements                        4,285,012                 1,624,764
Machinery and equipment                      3,357,962                 1,513,720
Rolling stock                                8,334,063                   662,595
Containers                                   3,546,638                   401,941
Furniture and fixtures                         596,667                   199,217
                                         -------------       -------------------
                                            44,570,217                13,505,472
Less: accumulated depreciation and
     amortization                          (2,972,567)               (1,018,289)
                                       ---------------       -------------------
     Property and equipment, net       $   41,597,650        $        12,487,183
                                       ==============        ===================


Note 5.  Intangible assets

         Intangible assets consist of the following:

                                         September 30,            December 31,
                                             1998                      1997

  Goodwill                             $    28,197,510       $            94,873
  Non-compete agreements                     4,198,685                        -
  Customer lists                             3,713,029                        -
  Other                                        701,024                     3,354
                                       ---------------       -------------------
                                            36,810,248                    98,227
      Less:  accumulated amortization        (752,810)                   (1,395)
                                       ---------------       -------------------
          Intangible assets, net       $    36,057,438       $            96,832
                                       ===============       ===================

Note 6.  Long-term debt and notes payable

         Long-term debt and notes payable consists of:

                                          September 30,            December 31,
                                              1998                   1997

   7% Convertible Subordinated Notes $     60,000,000       $                 -
   Howard Bank Credit Facility             10,000,000                    748,000
   Capital leases and equipment
       notes payable                        3,188,694                  2,626,700
   10% Subordinated Notes                   1,850,000                  4,425,000
   Other notes payable                        771,939                    245,393
                                       ---------------       -------------------
                                            75,810,633                 8,045,093
   Less: current portion                       970,667                   843,831
                                       ---------------       -------------------
                 Long-term portion     $    74,839,966       $         7,201,262
                                       ===============       ===================

         On May 13, 1998, the Company closed an offering of $60.0 million in 7% Convertible Subordinated Notes (the "Notes" or "7% Subordinated Notes"), which resulted in net proceeds to the Company of approximately $58.3 million. The Notes mature in May 2005, and bear interest at 7.0% per annum, payable semi-annually in arrears on each June 30 and December 31. The Notes and any accrued but unpaid interest are convertible into Common Stock at a conversion price of $10.00 per share. The shares are convertible at the option of the holder at any time and can be mandatorily converted by the Company after 2 years if the Company's Common Stock closing price equals or exceeds the conversion price of $10.00 per share for a period of 20 consecutive trading days. The Company used the majority of the proceeds from the Notes to repay existing debt of approximately $11.7 million and complete several acquisitions. As a result of the debt payoffs, the Company recorded an extraordinary loss on extinguishment of debt of approximately $4,000 and $238,000 for the three and nine months ended September 30, 1998, respectively.

         At September 30, 1998, the Company has a credit facility with The Howard Bank of Vermont. The credit facility allows the Company to borrow up to $10 million. At September 30, 1998, the Company had $10 million of borrowings under the credit facility.

         The Company also expects in the near future, to dramatically expand the limits of its credit facility with a new group of lenders led by a well recognized financial institution. The Company plans to use a portion of the proceeds to repay the existing Howard Bank facility and approximately $5 million of other long-term debt.

Note 7.  Common Stock

         On February 13, 1998, the shareholders of the Company approved a one for five reverse stock split of the Company's Common Stock at a special shareholders' meeting. No fractional shares were issued in connection with the reverse stock split, and shareholders received cash in payment for any fractional shares otherwise issuable. The weighted average shares outstanding as of September 30, 1997 have been restated to reflect the one for five reverse stock split.

         On May 21, 1998, the Company issued 111,110 shares of its Common Stock in connection with the acquisition of Eagle Recycling, Inc. and Horvath Sanitation, Inc.

         On September 22 , 1998, the Company issued 455,922 shares of its Common Stock in connection with the acquisition of Mattei-Flynn Trucking, Inc.

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

         The Company has a $5.0 million environmental impairment liability insurance policy at each of its operating landfills which covers claims for sudden or gradual onset of environmental damage. If the Company were to incur liability for environmental damage in excess of its insurance limits, its financial condition could be adversely affected. The Company carries a comprehensive general liability insurance policy which management considers adequate at this time to protect its assets and operations from other risks.

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

         The following table sets forth the acquisitions completed by the Company through October 1, 1998:


Acquisition                   Month Acquired     Principal Business       Location             Market Area

Emmons Trash Removal          October 1998        Solid waste collection  Sherill, NY         Upstate New York

Shepard Disposal Service      October 1998        Solid waste collection  Oneida, NY          Upstate New York

Larry Baker Disposal, Inc.    September 1998      Solid waste collection  Oneida, NY          Upstate New York

Besig & Sons                  September 1998      Solid waste collection                      Westmoreland, NY
Upstate New York

Bliss Rubbish                                     Solid waste collection /
       Removal, Inc.          September 1998      Transfer Station        Camden, NY          Upstate New York

Costello's Trash Removal      September 1998      Solid waste collection  Cazenovia, NY       Upstate New York

Mary Lou Mauzy                September 1998      Solid waste collection  Cazenovia, NY       Upstate New York

Phillip Trucking              September 1998      Solid waste collection  Wampsville, NY      Upstate New York

Wayne Wehrle                  September 1998      Solid waste collection  Clinton, NY         Upstate New York

Grady Majors Rubbish
       Removal                September 1998      Solid waste collection  St. Albans, VT        N.W. Vermont

Worthy's Refuse Service       August 1998         Solid waste collection  McVey Town, PA      Central Pennsylvania


Mattei-Flynn Trucking, Inc.   August 1998         Solid waste collection  Auburn, MA          Central Massachusetts

Mostoller Landfill, Inc.      August 1998         Landfill                Somerset, PA        Central Pennsylvania

Sandy Run Landfill            July 1998           Landfill                Hopewell, PA        Central Pennsylvania

Mass Wood Recycling, Inc.     July 1998           Transfer Station        Oxford, MA          Central Massachusetts

Surprenant Rubbish, Inc.      June1998            Solid waste collection  Newport, VT         N.E. Vermont

Austin Rubbish Removal        June 1998           Solid waste collection  Newport, VT         N.E. Vermont

Vincent Moss                  June 1998           Solid waste collection  Newport, VT         N.E. Vermont

Cota Sanitation               June 1998           Solid waste collection  Newport, VT         N.E. Vermont

Horvath Sanitation, Inc,/
Eagle Recycling, Inc.         May 1998            Solid waste collection  Altoona, PA         Central Pennsylvania

Pleasant Valley Hauling       May 1998            Solid waste collection  Altoona, PA         Central Pennsylvania

Patterson's Hauling           May 1998            Solid waste collection  Altoona, PA         Central Pennsylvania

Fortin's Trucking of
       Williston              May 1998            Solid waste collection  Williston, VT       N.W. Vermont

McCardle Refuse Company       May 1998            Solid waste collection  Burnham, PA         Central Pennsylvania

John Leo & Sons, LTD.         March 1998          Solid waste collection  Essex, VT           N.W. Vermont

Rapid Rubbish                                     Solid waste collection/
       Removal, Inc.          February 1998       Transfer Station        St. Johnsbury, VT   N. E.  Vermont

Greenia Trucking              February 1998       Solid waste collection  St. Albans, VT      N.W. Vermont

Doyle Rubbbish
       Removal                January 1998        Solid waste collection  Barre, VT           Central Vermont

Perkins Rubbish
       Removal                January 1998        Solid waste collection  St. Johnsbury, VT   N. E. Vermont

CSWD Transfer Station         October 1997        Transfer Station        Burlington, VT      N.W. Vermont

The Hartigan Company          January 1997        Solid waste collection  Stowe, VT           Central Vermont

Waitsfield Transfer Station   October 1995        Transfer station        Waitsfield, VT      Central Vermont

Moretown Landfill             July 1995           Landfill                Moretown, VT        Central Vermont


         The Company currently has operations in Vermont, Central Pennsylvania, Central/Western Massachusetts and Upstate New York. The Company established its first integrated solid waste management operations in the geographical area surrounding its landfill in Moretown, Vermont. In addition to the landfill in Moretown, Vermont, the Company currently owns and/or operates three transfer stations and collection operations serving over 8,600 commercial, industrial, residential and municipal customers in the Burlington, St. Albans, St. Johnsbury, Barre-Montpelier, and Newport, Vermont areas. During the first nine months of 1998, the Company completed eleven acquisitions of collection companies and a transfer station in Vermont. The first cell ("Cell 1") at the Company's landfill is currently operating at approximately 450 tons per day ("TPD") with remaining estimated permitted capacity at September 30, 1998 of approximately 130,000 cubic yards. The Company received all of the permits required for development and operation of Cell 2 and began construction on Cell 2 in July 1998. Cell 2 will increase the permitted landfill capacity by an estimated additional 1.4 million cubic yards. The Company expects that Cell 2 will be ready to accept solid waste by the end of 1998.

         In May 1998, the Company commenced operations in Central Pennsylvania, through the acquisition of Horvath Sanitation, Inc. and Eagle Recycling, Inc. ("Eagle"), which are based in Altoona, Pennsylvania. In May and August 1998, the Company completed four tuck-in acquisitions, Pleasant Valley Hauling, Patterson Hauling, McCardle Refuse Company and Wothy's Refuse Services and has integrated these acquisitions with Eagle's operations. The Central Pennsylvania operations service approximately 35,000 commercial, industrial,, residential and municipal customers. In July 1998, the Company acquired the Sandy Run Landfill, a 700-acre, 3 million cubic yard permitted solid waste landfill in Hopewell, PA and began the process of integrating Eagle's operations with the Sandy Run Landfill. The Sandy Run landfill is currently operating at approximately 300 tons per day, with remaining estimated permitted capacity at September 30, 1998 of approximately 2.9 million cubic yards In August 1998, the Company acquired the Mostoller landfill in Somerset County, PA. The Mostoller Landfill is permitted to operate at an average of 2,000 tons of waste per day, including municipal solid waste, construction and demolition waste, sludge and residual wastes. The landfill consists of 7 cells having in excess of 14 million cubic yards of permitted capacity with expected additional room for expansion on the 513 acre permitted "greenfields" site. The Mostoller landfill is currently under construction with operations expected to commence during the first half of 1999.

         WSI and the Town of South Hadley, Massachusetts have entered into a contract whereby the Company will operate the Town's 30-acre municipal solid waste landfill. The Town of South Hadley will retain full ownership of the landfill while the Company operates the facility. In March 1997, the Company received a landfill disruption permit from the Massachusetts Department of Environmental Protection ("MDEP"), which enabled WSI to begin engineering work and feasibility studies at the South Hadley landfill. On May 1, 1998 the Company's environmental impact report was accepted by the MDEP. The Company anticipates receiving all of its operating and construction permits during the fourth quarter of 1998, which would allow WSI to begin accepting solid waste at the first 6-acre lined cell during the first half of 1999. The South Hadley landfill project is currently expected to have approximately 2.0 million cubic yards of new capacity for future disposal. In July 1998, the Company acquired Mass Wood Recycling, Inc. in Oxford, MA. This is a permitted transfer station, which is currently under construction with operations expected to commence during the first half of 1999. In August 1998, the Company acquired Mattei-Flynn Trucking, Inc. in Auburn, MA. This waste collection operation has an established customer base of approximately 3,500 commercial, industrial, residential and municipal customers. The Company intends to integrate this operation with the Oxford Transfer Station and to eventually internalize the waste at the South Hadley landfill.

         On September 1 and October 1, 1998, the Company entered the Upstate New York market with the acquisition of nine collection operations and a transfer station. The Company is currently looking at a number of opportunities to acquire a landfill in Upstate New York to internalize the waste collected from its existing Upstate New York operations and as it continues to expand throughout Upstate New York.

Results of Operations

         During the nine months ended September 30, 1998, the Company acquired two landfills, twenty four solid waste collection companies and three transfer stations. Because of the relative significance of the acquired business' operations to the Company's financial performance, the Company does not believe that its historical financial statements are necessarily indicative of future performance and as a result will affect the comparability of the financial information included herein.

Revenues:

         Revenues represent fees charged to customers for solid waste collection, transfer, recycling and disposal services provided. Revenues for the periods presented in the consolidated statements of operations were derived from the following sources:

                      Three months ended                   Nine months ended
                           September 30,                     September 30,
                      1998                1997             1998           1997
                   ---------             -------          --------       ------

 Collection            47.6 %              15.2%             39.1%         14.4%
 Landfill              35.5                84.8              39.4           85.6
 Transfer              16.9                  -               21.5             -
                     -------             --------         ------         -------

  Total Revenue       100.0%              100.0%            100.0%        100.0%
                   =========             =======            ======        ======

         The increase in the Company's collection revenues as a percentage of revenues in the three and nine months ended September 30, 1998 compared to the same periods in 1997 is due primarily to the impact of the collection companies acquired during the respective periods. During the three and nine months ended September 30, 1998, the Company acquired 10 and 24 collection companies respectively. The decrease in landfill and transfer station revenue as a percentage of revenues in the three and nine months ended September 30, 1998 compared to the same periods in 1997 is due primarily to the acquisition of collection companies that had been disposing of their waste at the Company's transfer stations and landfills. These acquired revenues are now being recorded as collection revenue.

         Revenues increased $6,179,000,  or 745%, and $10,807,000,  or 580%, for
the three and nine month periods ended September 30, 1998, respectively, compared with the same periods in 1997. The increases for each period were primarily due to the impact of operations acquired since January 1, 1998. See
Note 3 to the Consolidated Financial Statements. During the three and nine months of 1998, over 90% of the waste collected by the Company's Vermont collection operation was disposed at the Company's landfill. The Company continues to improve its internalization rate in Pennsylvania, moving from approximately 50% internalization in July of 1998 when the Sandy Run Landfill was acquired to approximately 60% internalization in September 1998.

Operating Expenses:

         The following table sets forth, for the periods indicated, certain data derived from the Company's Consolidated Statement of Operations, expressed as a percentage of revenues:

                                                       Three months ended                 Nine months ended
                                                          September 30,                     September 30,
                                                    1998                  1997        1998                1997
                                                 ----------            ----------   ---------          -------

              Revenues                             100.0  %              100.0  %      100.0%             100.0%
                                                 ----------            ----------  ----------          ---------

              Operating expenses                    53.7                  36.7        53.9                50.2
              Depreciation and amortization         19.2                  27.8        21.5                26.2
              Acquisition integration costs         11.3                     -        10.9                   -
              Write-off of project
                development costs                      -                     -         1.9                45.0
                                                 ----------            ----------  ----------          -------
              Total cost of operations              84.2                  64.5        88.2               121.4
                                                 ----------            ----------  ----------          -------

              Gross profit (loss)                   15.8                  35.5        11.8               (21.4)
              Selling, general and
                  administrative expenses           16.5                  65.0        23.2                84.7
                                                 ----------            ----------  ----------          -------

              Loss from operations                 (0.7)                  (29.5)     (11.4)             (106.1)

              Royalty and other
                  income (expense), net             (0.5)                 (4.8)     (0.4)                (2.6)
              Interest income                       3.2                    7.7        3.4                  6.6
              Interest expense and
                  financing costs                  (17.9)                 (35.2)    (21.5)               (52.6)
                                                 ----------            ----------  ----------          --------
                      Loss before
                         Extraordinary item       (15.9)                  (61.8)    (29.9)              (154.7)

               Extraordinary item                  (0.1)                       -     (1.9)                (7.2)
                                                 ----------            ----------   ---------          --------

              Net loss                              (16.0)%             (61.8)%     (31.8)%           (161.9)%
                                                 ==========             =======  ==========          =========

         Operating expenses increased $3,461,000, or 1,137%, and $5,898,000 or 631%, for the three and nine month periods ended September 30, 1998, respectively, compared with the same periods in 1997. As a percentage of revenues, operating expenses increased from 36.7% in the third quarter of 1997 to 53.7% in the third quarter of 1998, and from 50.2% in the nine months ended September 30, 1997, to 53.9% in the same period in 1998. Operating expenses increased in both comparative periods primarily due to the acquisition of Eagle in Central Pennsylvania as well as various other acquisitions in Central Pennsylvania, Vermont and Upstate New York. Additionally, the increase in operating expenses as a percentage of revenues resulted from a change in the revenue mix as the Company has acquired twenty-four collection operations in 1998. In 1997, approximately 85% of revenues resulted from landfill operations, which carry higher margins compared to 1998 when revenue from landfill operations accounted for approximately 36% and 39% for the three and nine months periods ended September 30, 1998, respectively.

         Depreciation and amortization expense includes depreciation of property and equipment over their useful lives using the straight-line method, amortization of goodwill and other intangible assets over their useful lives using the straight-line method, and amortization of landfill airspace assets using the units-of-production method. Depreciation and amortization expense increased $1,113,000 or 482%, and $2,235,000, or 457%, for the three and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997.  The  increases  in both  comparable  periods are the result of increased depreciation costs of the additional assets acquired through acquisition and increased amortization due to substantial increases in intangible assets related to acquisitions. Additionally, amortization of landfill development costs increased as a result of the increase in the amount of waste accepted at the Company's Vermont landfill and the addition of the Sandy Run Landfill. As a percentage of revenues, depreciation and amortization expense decreased from 27.8% in the third quarter of 1997 to 19.2% in the third quarter of 1998, and from 26.2% in the nine months ended September 30, 1997, to 21.5% in the same period in 1998. The decrease in depreciation and amortization expense as a percentage of revenues is primarily attributable to higher 1998 revenues in both comparable periods.

         Acquisition integration costs include severance, and other termination and retention costs as well as costs related to integrating the acquired companies (i.e. truck painting, sign changes, lease terminations, etc.) into the Company's operations. For the three and nine months ended September 30, 1998, the Company incurred acquisition integration costs of $795,000 and $1,386,000 respectively. There were no acquisition integration costs for the comparable periods in 1997.

         Gross profit increased $811,000 or 275% and $1,891,000 or 475%, for the three and nine month period ended September 30, 1998, respectively compared with the same periods in 1997. Excluding acquisition integration costs of $795,000 and $1,386,000 for the three and nine month period ended September 30, 1998, gross profit for the three and nine months ended September 30, 1998 increased $1,606,000 or 300% and $3,277,000 or 825%, respectively compared with the same periods in 1997.

         Selling, general and administrative expenses consist of corporate development activities, marketing and public relations costs, administrative compensation and benefits, legal and accounting and other professional fees as well as other administrative costs and overhead. Selling, general and administrative costs increased $620,000, or 115%, and $1,362,000, or 86%, for the three and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997. The increase was due primarily to the building of an infrastructure necessary to support increases in acquisition, operating and administrative activities. As a percent of revenues, selling, general and administrative expenses decreased from 65.0% in the third quarter of 1997 to 16.5% in the third quarter of 1998, and from 84.7% in the nine months ended September 30, 1997, to 23.2% in the same period of 1998. The decrease was due largely to an expanding revenue base that leveraged selling, general and administrative expenses. The Company anticipates that in future periods its selling, general and administrative expenses should continue to decrease as a percentage of revenue as it leverages its current corporate overhead to revenue growth primarily through acquisitions.

         Interest income increased $162,000, or 254%, and $314,000, or 255%, for the three and nine month period ended September 30, 1998, respectively compared to the same periods in 1997. The increase was the result of higher average cash and investment balances due to the proceeds from the 7% Subordinated Notes that closed on May 13, 1998. See Note 6 to the Consolidated Financial Statements.

         Interest expense and financing costs, net of capitalized interest costs, increased $960,000, or 329%, and $1,745,000, or 178%, for the three and nine month period ended September 30, 1998, respectively. The increase resulted primarily from increased indebtedness incurred in connection with the 7% Convertible Subordinated Notes, the bridge loan, equipment loans and the Howard Bank facility. See Note 6 to the Consolidated Financial Statements.

         The net loss for the three and nine months ended September 30, 1998 and 1997, included non-recurring charges, in addition to acquisition integration costs, of $0 and $235,000, respectively, to settle obligations relating to the closure of the Fairhaven landfill and $4,000 and $238,000 for the three and nine months ended September 30, 1998, respectively, for the extraordinary loss on extinguishment of debt.


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

         The following table sets forth, for the periods indicated, certain data derived from the Company's Consolidated Statement of Operations, to determine EBITDA and Adjusted EBITDA:


                                                    Three months ended                   Nine months ended
                                                       September 30,                       September 30,
                                                 1998                1997            1998                1997
                                            --------------      -------------    -------------      ---------

         Loss from operations                 ($   53,545)      ($   244,570)    ($ 1,446,472)     ($ 1,975,376)

         Depreciation and amortization           1,362,864            209,306       2,769,147            585,196


         EBITDA                                  1,309,319           (35,264)       1,322,675        (1,390,180)

         Write-off of project
            development costs                            -                  -         235,284           837,423

         Acquisition integration costs             794,811              -           1,385,673              -
                                            --------------      -------------    -------------      ------------

         Adjusted EBITDA                    $    2,104,130          ($35,264)    $   2,943,632        ($552,757)
                                            ==============      =============    =============     =============

         EBITDA as a % of revenue                    18.7%             (4.2%)            10.4%           (74.6%)
                                            ==============      =============    =============     =============

         Adjusted EBITDA
              as a % of revenue                      30.0%             (4.2%)            23.2%           (29.7%)
                                            ==============      =============    =============     =============


Financial Position

         WSI had approximately $3.0 million in cash as of September 30, 1998. This represented a decrease of approximately $14,000 from December 31, 1997. The Company had working capital of approximately $734,000 as of September 30, 1998, a decrease of approximately $798,000 from December 31, 1997. This decrease was primarily due to the costs associated with the acquisitions completed during the first nine months of 1998, the increased level of operations and the payoff of debt offset by proceeds from the 7% Convertible Subordinated Notes and The Howard Bank credit facility.

         The aggregate cost of the acquisitions in Vermont, Central Pennsylvania, Central/Western Massachusetts and Upstate New York were approximately $59.2 million consisting of $53.3 million in cash, $3.4 million in stock and $2.5 million in assumed liabilities. The acquisitions have combined annual revenues of approximately $33 million.

         At September 30, 1998, the Company had approximately $3.9 million in trade accounts receivables. The Company has estimated an allowance for doubtful accounts of approximately $271,000, which is considered sufficient to cover future bad debts.

         During the nine months ended September 30, 1998, the Company devoted substantial resources to various corporate development activities. Additions to property and equipment during the nine months ended September 30, 1998 were approximately $31.1 million, which included assets purchased through acquisition of approximately $23.8 million.

Liquidity and Capital Resources

         The Company's business is capital intensive. The Company's capital requirements, which are substantial, include acquisitions, property and equipment purchases and capital expenditures for landfill cell construction, landfill development and landfill closure activities. Principally due to these factors, the Company may incur working capital deficits. The Company plans to meet its capital needs through various financing sources, including internally generated funds, equity securities and debt. On May 13, 1998, the Company closed on an offering of $60.0 million Convertible Subordinated Notes which resulted in net proceeds to the Company of approximately $58.3 million (See Note 6 to the Consolidated Financial Statements). The Company expects in the near future, to dramatically expand the limits of its credit facility with a new group of lenders led by a well recognized financial institution. WSI intends to aggressively pursue and develop an integrated solid waste management company, primarily through acquisitions. There can be no assurance that additional debt or equity financing will be available, or available on terms acceptable to the Company. Any failure of the Company to obtain required financing would have a material adverse effect on the Company's financial condition and operation.

         The Company maintains an acquisitions department that is responsible for the identification, due diligence, negotiation and closure of acquisitions. As the Company expands into additional geographic regions, the number of acquisitions completed by the Company is also expected to dramatically increase. The Company believes that a combination of internally generated funds, additional debt and equity financing, the proceeds from the Notes and an anticipated expanded bank facility will provide adequate funds to support the Company's cost structure, acquisition strategy and working capital requirements for the foreseeable future.

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

         Through October 1, 1998 the Company acquired eleven collection companies and a transfer station in Vermont, five collection companies and two landfills in Central Pennsylvania, one collection company and a transfer station in Central/Western Massachusetts and nine collection companies and a transfer station in Upstate New York. The aggregate cost of these acquisitions was approximately $59.2 million consisting of approximately $53.3 million in cash, $3.4 million in stock and approximately $2.5 million in assumed liabilities. Acquisition integration costs for the nine months ended September 30, 1998, related to the acquisitions in Vermont, Central Pennsylvania, Central/Western Massachusetts and Upstate New York, were approximately $1,386,000.

         The Company generated net cash from operating activities for the nine months ended September 30, 1998 of approximately $650,000. The net cash provided from operating activities was due primarily to the increase in depreciation and amortization, increased accruals for landfill closure and post-closure costs and the growth of trade accounts payable and accrued expenses. The non-cash items totaled approximately $5.9 million and offset the loss from operations of $4.0 million.

         EBITDA increased $2.7 million to $1.3 million for the nine months ended September 30, 1998 from ($1.4) million for the same period in 1997. As a percentage of revenue, EBITDA increased to 19% for the nine months ended September 30, 1998 from (4.2%) for the same period in 1997. Adjusted EBITDA increased $3.5 million to $2.9 million for the nine months ended September 30, 1998 from ($553,000) for the same period in 1997. As a percentage of revenue, Adjusted EBITDA increased to 23% for the nine months ended September 30, 1998 from (30%) for the same period in 1997.

         Net cash used by investing activities for the nine months ended September 30, 1998 and 1997 was $62.2 million and $782,000, respectively. Of the net cash used by investing activities in 1998, approximately $55.8 million was used for the acquisition of landfill, collection and transfer operations in Vermont, Central Pennsylvania, Central/Western Massachusetts and Upstate New York. Additional capital expenditures were made to increase operating efficiencies at the Company's Vermont, Central Pennsylvania, Central/Western Massachusetts and Upstate New York operations. The net cash used by investing activities for the same period in 1997 was primarily the result of the increasing operating activities at the Moretown, Vermont landfill.

         The Company's capital expenditures and capital needs for acquisitions have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to complete acquisitions. Total capital expenditures are expected to further increase during the fourth quarter of 1998 due to acquisitions, ongoing construction of Cell 2 at the Company's Moretown landfill and the development and construction of the Mosteller landfill in Central Pennsylvania, and the South Hadley landfill in Western Massachusetts and construction of the transfer station in Central Massachusetts.

         Net cash provided by financing activities for the nine months ended September 30, 1998 and 1997 was approximately $61.5 million and $7.5 million, respectively. The increase for the first nine months of 1998 is due primarily to the receipt of the net proceeds of $58.3 million related to the 7% Convertible Subordinated Notes, borrowings under The Howard Bank credit facility of $10 million, and borrowings for equipment purchases of approximately $9.0 million. The proceeds were offset by principal repayments of debt of approximately $11.7 million and dividend payments of approximately $888,000.

         The Company also expects in the near future, to dramatically expand the limits of its credit facility with a new group of lenders lead by a well recognized financial institution. The Company plans to use a portion of the proceeds to repay the existing Howard Bank facility and approximately $5 million of other long-term debt.

         At September 30, 1998, the Company had approximately $75.8 million of short-term and long-term debt. See Note 6 to the Consolidated Financial Statements.

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

         Uncertain Ability to Finance the Company's Growth. The Company has limited liquidity in relation to its short-term capital commitments and operating cash requirements. Additionally, WSI will require substantial funds to complete and bring to commercial viability all of its currently planned projects. The Company also anticipates that any future acquisitions will be financed through cash from operations, the issuance of the Company's common stock or seller financing or additional equity or debt financing. Therefore, WSI's ability to satisfy its capital commitments and operating requirements are dependent on a number of pending or future financing activities, none of which are assured successful completion. Any failure of the Company to obtain sufficient financing in the future would have a material adverse effect on the Company's financial condition and operations.

         The Company may choose to finance future acquisitions by issuing shares of Common Stock for a portion or all of the consideration to be paid. In the event the Company's Common Stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company might not be able to utilize Common Stock as consideration for acquisitions and would be required to utilize more of its cash resources, if available, in order to maintain its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it could obtain additional capital through debt or equity financings. In addition, growth through the development or acquisition of existing and new landfills, transfer stations, collection companies or other facilities, as well as the ongoing maintenance of such landfills, transfer stations, collection companies or other facilities, will require substantial capital expenditures. There can be no assurance that additional financing will be available if and when needed or on terms acceptable to the Company. The inability of the Company to use its Common Stock as consideration for acquisitions or to obtain additional financing for capital projects and acquisitions could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, future issuances of Common Stock in connection with acquisitions would be dilutive to the Company's stockholders.

         History of Losses. During the fiscal years ending December 31, 1997, 1996 and 1995, the Company incurred net losses (including non-recurring charges) of approximately ($5,589,000), ($13,890,000) and ($7,880,000) respectively, on revenues of $3,458,000, $1,496,000, and $1,344,000 respectively. For the three and nine months ended September 30, 1998, the Company incurred a net loss of approximately ($1,121,000) on revenues of $7,009,000, and ($4,024,000) on revenues of $12,670,000, respectively. As of September 30, 1998, the Company's accumulated deficit was approximately ($33,718,000). Following its restructuring in 1996, the Company implemented a business strategy based on aggressive growth through acquisitions. The Company's ability to become profitable, and to maintain such profitability, as it pursues its business strategy will depend upon several factors, including its ability to (i) execute its acquisition strategy and expand its revenue generating operations while not proportionately increasing its administrative overhead, (ii) locate sufficient financing to fund acquisitions, and (iii) continually adapt to changing conditions in the competitive market in which it operates. Outside factors, such as the economic and regulatory environments in which it operates, will also have an effect on the Company's business.

         The Independent Auditors' Report of KPMG Peat Marwick LLP for the fiscal year ended December 31, 1997, stated that "the Company must raise substantial additional capital and must achieve a level of revenues adequate to support the Company's cost structure, which raises substantial doubt about its ability to continue as a going concern." On May 13, 1998, the Company closed an offering of $60.0 million in Convertible Subordinated Notes (the "Notes"), which resulted in net proceeds to the Company of approximately $58.3 million. Also, the Company generated cash from operating activities of approximately $650,000 for the nine months ended September 30, 1998 compared to a use of $4.3 million for the same period of 1997. Additionally, the Company's EBITDA for both the three and nine months ended September 30, 1998, was $1.3 and the Company's Adjusted EBITDA for the three and nine months ended September 30, 1998 was $2.1 million and $2.9 million, respectively. The Company used the majority of the proceeds from the Notes to repay approximately $11.7 million of existing debt and complete several acquisitions. The Company also expects in the near future, to dramatically expand the limits of its credit facility with a new group of lenders led by a well recognized financial institution and that its existing credit facility with the Howard Bank will get i. The Company believes that a combination of internally generated funds and the proceeds from the anticipated financing will provide adequate funds to support the Company's cost structure, acquisition strategy and working capital requirements for the foreseeable future. The Company does not believe that the going concern uncertainty has materially affected its ability to finance and conduct its business operations.

         Substantial Increased Leverage. In connection with its business strategy, the Company will incur substantial indebtedness resulting in a highly leveraged capital structure. The Company's total indebtedness as of September 30, 1998 was approximately $75,811,000 and its total stockholders' equity was approximately $4,218,000. The Company intends to expand its bank credit facility which will increase its leverage and likely contain various covenants that will limit, among other things, the Company's ability to engage in mergers and acquisitions, incur additional indebtedness, make interest payments on subordinated debt, and pay dividends or make other distributions. The Company's substantial leverage could have important consequences, including limiting its ability to obtain additional financing, increasing the Company's vulnerability to changes in economic conditions and competitive pressures, and limiting the Company's ability to realize some or all of the benefits of significant business opportunities. The 7% Convertible Subordinated Notes are convertible into Common Stock at a conversion price of $10.00 per share. See Note 6 to the Consolidated Financial Statements. Any default by the Company under the terms of its indebtedness could have a material adverse effect on the Company's business, financial condition, and results of operations.

         The Company may not presently generate sufficient cash from operations to satisfy the principal and interest payment requirements of its outstanding indebtedness (including the $60 million in Convertible Subordinated Notes issued on May 13, 1998) until maturity. Unless the Company's cash flow from operations grows sufficiently in the future, which will depend upon financial, business and other factors affecting the operations of the Company, many of which are beyond its control, the Company will be required to refinance all or a portion of its debt, or to obtain additional financing. There can be no assurance that any refinancing would be possible or that any additional financing would be obtained.

         Dependence on Senior Management. The Company's future success is highly dependent upon the services of its executive officers, particularly, Philip W. Strauss, Chairman, Chief Executive Officer and President of the Company, and Robert Rivkin, Executive Vice President--Acquisitions, Chief Financial Officer, Treasurer and Secretary of the Company. The loss of the services of Mr. Strauss or Mr. Rivkin could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not currently maintain key man insurance on any of its personnel.

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

         Risk of Growth through Acquisition. Pursuant to its business strategy, the Company is experiencing a period of significant growth from recent acquisitions. Through October 1, 1998, the Company completed eleven acquisitions in Vermont, seven in Central Pennsylvania, two in Central/Western Massachusetts and nine in Upstate New York. The Company expects significant additional expansion in the size and geographic scope of the Company's operations. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses in existing or targeted expansion markets or successfully integrate any acquired businesses into the Company without substantial costs, delays, or other operational or financial problems. Further, the Company will continue to recognize a significant amount of amortization of intangible asset charges in connection with its acquisitions of landfills, collection businesses and transfer stations that are accounted for under the "purchase" method of accounting. Such intangibles are amortized over a specified period depending on the business acquired, resulting in an annual non-cash charge to earnings during that period. Certain risks inherent in an acquisition strategy, such as increasing leverage and debt service requirements (to the extent the Company elects to finance its acquisitions with debt) and difficulties associated with combining disparate company systems and cultures (including the potential loss of key employees from acquired companies), could adversely affect the Company's ability to integrate acquired businesses. The process of integrating acquired companies may involve unforeseen difficulties and may require a disproportionate amount of management's attention and financial and other resources. Identifying suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of such candidates, including effects on the Company's operating results, diversion of management's attention and risks associated with unanticipated problems or latent liabilities. Moreover, the Company competes for acquisition candidates with other corporations in its industry that are employing similar acquisition strategies. These competitors include larger, more established corporations with significantly greater resources than the Company. As a result, fewer acquisition opportunities may be available to the Company and acquisition costs for opportunities that are available may increase. There can be no assurance that any business that the Company acquires in the future will achieve anticipated revenues and earnings. In addition, the size, timing and integration of acquisitions may cause substantial fluctuations in the Company's operating results from quarter to quarter.

         Sustaining the Company's growth and expansion will continue to require substantial enhancements to the Company's operational and financial systems and controls as well as additional administrative, operational and financial resources. There can be no assurance that the Company will be able to manage its expanding operations successfully or that it will be able to maintain or accelerate its growth; and any failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Limitations on Landfill Permitting and Expansion/Government Permitting Requirements and Regulations. The Company's existing operations depend on its ability to expand the landfills it owns or operates and develop new landfill sites. In some areas, suitable land for new sites or expansion of the Company's existing landfill sites may be unavailable. There can be no assurance that the Company will be successful in obtaining new landfill sites or expanding the permitted capacity of the landfills it currently owns or operates. The process of obtaining required permits and approvals to operate and expand landfills and transfer stations has become increasingly difficult and expensive. The process can take several years and involves hearings and compliance with zoning, environmental and other requirements. There can be no assurance that the Company will be successful in obtaining and maintaining required permits. Even when granted, final permits to expand a landfill are often not approved until the remaining capacity of such landfill is very low. In the event the Company exhausts its permitted capacity at a landfill or its permits expire or are revoked, the Company's ability to expand internally will be limited and the Company will be required to cap and close the landfill at potentially significant cost. In addition, the Company could be forced to dispose of its waste at landfills operated by its competitors. The additional costs could have a material adverse effect on the Company's business. Additionally, the Company and its customers operate in a highly regulated environment, and in general the Company's landfill projects will be required to have federal, state and/or local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, the Company or its customers may be required to obtain additional operating permits or approvals. There can be no assurance that the Company will meet all of the applicable regulatory requirements.

         Geographic Concentration of Operations. The Company has established solid waste management operations in Vermont, Central Pennsylvania, Central/Western Massachusetts and Upstate New York. Since the Company's current primary source of revenues will be concentrated in these geographic locations, the Company's business, financial condition and results of operations could be materially effected by, among other factors, downturns in the local economy, severely harsh weather conditions, and state regulations. There can be no assurance that the Company will be able to continue to increase the waste stream to its landfills, or be able to expand its geographic markets to lessen the effects of adverse events that may occur in any of these regions.

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

         Year 2000 Issues. The Company is assessing the readiness of its systems for handling the Year 2000. Although the assessment is still underway, management currently believes that all material systems will be compliant by Year 2000 and that the costs associated with this are not material.

         The Company is in the process of identifying key third-party vendors to understand their ability to continue providing services through Year 2000. The Company uses well-regarded nationally known software vendors for both its general accounting applications and industry-specific customer information and billing systems. The Company is implementing a new general accounting package which will be fully year 2000 compatible, and the provider of the solid waste industry customer information and billing system is Year 2000 compatible. The Company's banking arrangements are with an national banking institution, which are taking all necessary steps to insure its customers' uninterrupted service throughout applicable year 2000 timeframes. The Company's payroll is performed out-of-house by the largest provider of third party payroll services in the country, which has made a commitment of uninterrupted service to their customers throughout applicable year 2000 timeframes.

         While the Company currently expects that the Year 2000 issue will not cause significant operational problems, delays in the implementation of new information systems, or failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of suppliers and financial institutions could have material adverse consequences. Therefore, the Company is developing contingency plans for continuous operations in the event such problems arise.

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

         Following the commencement of operations at a particular landfill, or upon consummation of the acquisition of an operating landfill, the Company amortizes its landfill development costs using the unit-of-production method, which is calculated using the total units of airspace filled during the year in relation to total estimated permitted airspace capacity. Under this method, current year-end remaining airspace capacity is compared with prior year-end remaining airspace capacity to determine the amount of airspace used during the current year. The result is compared against the airspace consumption figures used during the current year for accounting purposes to ensure proper recording of the amortization provision. There can be no assurance that an incorrect estimate of total permitted airspace capacity would not materially impact the Company's results of operations of future periods.

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

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the Stockholders of the Company was held on August 19, 1998. The stockholders of the Company elected members of the Board of Directors; approved an amendment to the Company's Amended and Restated 1995 Stock Option and Incentive Plan to permit the granting of options and other benefits under the Option Plan to Non-Employee Directors, consultants and other key persons and to increase the number of shares of the Company's Common Stock, par value $.01 per share reserved for issuance under the Option Plan from 1,700,000 shares to 3,000,000 shares; approved an amendment to the Company's Amended and Restated 1995 Stock Option Plan for Non-Employee Directors to increase the number of shares of the Company's Common Stock issuable under stock options granted once to Non-Employee Directors elected to the Board for the first time from 4,000 shares to 20,000 shares and to increase the number of shares of the Company's Common Stock issuable under the stock options granted annually as compensation to Non-Employee Directors from 2,000 shares to 10,000 shares; approved the conversion of the Company's 7% Subordinated Notes into shares of Common Stock and ratified the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the current fiscal year. The number of affirmative, negative and abstained votes cast with respect to each of the matters voted on were as follows:

         The tabulation of votes for the nominees for directors were as follows:
                                                 For        Against     Withheld
Philip Strauss                                  2,700,274     10,592       7,106
Robert Rivkin                                   2,700,274     10,592       7,106
Jay Matulich                                    2,700,274     10,592       7,106
David J. Breazzano                              4,290,109          -           -
Charles Johnston                                4,290,109          -           -
Judy K. Mencher                                 4,290,109          -           -
William B. Philipbar                            4,290,109          -           -

Amendment to the Company's Amended and Restated
 1995 Stock Option and Incentive Plan           4,738,847     81,053       9,687

Amendment to the Company's Amended and Restated
 1995 Stock Option Plan for
 Non-Employee Directors                         6,916,091     83,763       8,227

Conversion of the Company's 7% Subordinated Notes
 into shares of Common Stock                    4,762,096     50,744      16,747

Selection of KPMG Peat Marwick LLP as auditor   7,002,983      4,838         260

Item 5.  Other Information

         None.

Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)      1.  Financial Statements

         The financial statements are listed under Part I, Item 1 of this Report.

         2.  Financial Statement Schedules

         None.

         3.  Exhibits

         None.

(B)      Reports on Form 8-K

         During the quarter covered by this report, the Company filed two Current Reports on Form 8-K/A dated August 3, 1998 and August 28, 1998. These Current Reports amended an earlier Current Report filed on Form 8-K on May 22, 1998. The Current Reports are reported on Item 2. Acquisition or Disposition of Assets and on Item 7. Financial Statements and Pro Forma Financial Information and Exhibits. The Company announced the acquisition of Eagle Recycling, Inc. and Horvath Sanitation, Inc. (collectively "Eagle Companies") which are based in Altoona, Pennsylvania pursuant to the terms of a Stock Purchase Agreement dated March 3, 1998 by and among Bestin H.S.A., Jacques Khodara and Harry K. Benjamin and the Company. The Company filed consolidated financial statements for the Eagle Companies as of March 31, 1998 (unaudited) and as of December 31, 1997 and 1996 (audited). The Company also filed Pro forma Combined Condensed Statements of Operations for the three months ended March 31, 1998 (unaudited) and for the year ended December 31, 1997 (unaudited) and Pro forma Combined Condensed
Balance  Sheets  as  of  March  31,  1998  (unaudited)  and  December  31,  1997
(unaudited).

SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WASTE SYSTEMS INTERNATIONAL, INC.


           Date: November 13, 1998                  By: /s/ Philip Strauss
                  ---------------------                     ------------------
                                                            Philip Strauss
                                                    Chairman, Chief Executive
                                                    Officer and President
                                                   (Principal Executive Officer)



          Date: November 13, 1998                     By: /s/ Robert Rivkin
                ---------------------                      -----------------
                                                              Robert Rivkin
                                                    Executive Vice President -
                                                    Acquisitions, Chief
                                                    Financial Officer, Treasurer
                                                    and Secretary
                                                   (Principal Financial and
                                                    Accounting Officer)