Form 10-K
period 1998-12-31
WASTE SYSTEMS INTERNATIONAL INC
filed 1999-03-31
CIK 847468

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                         Commission file number 0-25998

                        WASTE SYSTEMS INTERNATIONAL, INC.
              (Exact name of registrant as specified in its charter)


        Delaware                                                   95-4203626
     (State or other                                            (I.R.S. Employer
     jurisdiction of                                             Identification
incorporation or organization)                                         No.)

  420 Bedford Street, Suite 300
   Lexington, Massachusetts                                             02420
(Address of principal executive offices)                             (zip code)

                            (781) 862-3000 Phone
                            (781) 862-2929 Fax
              (Registrant's telephone number, including area code)
                          ------------------------

         Securities registered pursuant to Section 12(b) of the Act: None
                  Securities registered pursuant to Section
                              12(g) of the Act:

                    Common Stock, $.01 par value per share
                           ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X

     As of March 24, 1999, the market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $50,492,453

     The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of March 24, 1999 was 11,220,545.

                        DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Portions of the Registration Statement on Form S-1 of Waste Systems International, Inc. (No. 33-93966) are incorporated by reference into Part IV of this Form 10-K.

                               TABLE OF CONTENTS


                                                                           Page
PART I
     Item 1.    Business                                                      1
     Item 2.    Properties                                                    11
     Item 3.    Legal Proceedings                                             11
     Item 4.    Submission of Matters to a
                  Vote of Security Holders                                    11

PART II
     Item 5.    Market For Registrant's Common Equity and Related
                  Stockholder Matters                                         12
     Item 6.    Selected Financial Data                                       13
     Item 7.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         15
     Item 8.    Financial Statements and Supplementary Data                   26
     Item 9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                         49

PART III
     Item 10.   Directors and Executive Officers                              49
     Item 11.   Executive Compensation                                        52
     Item 12.   Security Ownership of Certain Beneficial
                  Owners and Management                                       55
     Item 13.   Certain Relationships and Related Transactions                57

PART IV
     Item 14.   Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K                                     58

     Signatures                                                               59

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

                                PART I

Item 1.  Business

The Company

         Waste Systems International, Inc. (the "Company" or "WSI") is an integrated non-hazardous solid waste management company that provides solid waste collection, recycling, transfer and disposal services to commercial, industrial, residential and municipal customers within certain regional markets in the Northeast and Mid-Atlantic States where it operates. The Company is achieving significant growth by implementing an active acquisition strategy. During 1998, the Company completed 34 acquisitions of landfills, collection companies and transfer stations. At December 31, 1998, the Company owned three landfills in Vermont and Central Pennsylvania. Subsequent to December 31, 1998, the Company acquired a fourth landfill located in Central Pennsylvania which significantly increased the Company's disposal capacity in that region. The Company's Moretown Landfill in Vermont and Sandy Run Landfill in Central Pennsylvania are currently operating and permitted to accept 120,000 and 86,000 tons per year, respectively. The Company's Mostoller Landfill in Central Pennsylvania is permitted to accept 624,000 tons per year and is scheduled to commence operations in the second half of 1999, subject to receipt of certain incidental permits and final construction. As of December 31, 1998, the aggregate remaining estimated permitted capacity of the Company's three owned landfills was approximately 18.5 million cubic yards. In addition, the Company has contracted with the Town of South Hadley, Massachusetts to operate that Town's landfill which has estimated capacity of approximately 1.87 million cubic yards available for future disposal, subject to receipt of required permits. The Company also owns four operating transfer stations and has acquired another that is permitted and is ready to begin construction. As of December 31, 1998, the Company's collection operations serve a total of approximately 52,000 commercial, industrial, residential and municipal customers in the Vermont, Central Pennsylvania, Central Massachusetts and Central Upstate New York markets.

     The Company has completed 6 acquisitions since January 1, 1999 (See Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Recent Business Developments- Acquisitions) which have significantly increased the Company's presence within the geographic regions in which it operates. Included in the 6 acquisitions are Community Refuse Services, Inc., which is a landfill located in Central Pennsylvania, and Cumberland Waste Service, Inc., a collection operation serving over 2,300 customers in the geographical area surrounding the landfill. The landfill acquisition will add approximately 6.0 million cubic yards of capacity for the region and is permitted to accept 306,000 tons of municipal solid waste per year. As a result, management believes that the Company is poised to continue its growth in these areas and to enhance its profitability through the implementation of operating efficiencies.

         The Company focuses on the operation of an integrated non-hazardous solid waste management business, including the ownership and operation of landfills, solid waste collection services and transfer stations. The Company's objective is to expand the current geographic scope of its operations primarily within the Northeast and Mid-Atlantic regions of the United States, and to become one of the leading providers of non-hazardous solid waste management services in each local market that it serves. The key elements of the Company's strategy for achieving its objective are: (i) to acquire and integrate solid waste disposal capacity, transfer stations and collection operations in its targeted new markets, (ii) to generate internal growth through increased sales penetration and the marketing of additional services to existing customers and
(iii) to enhance profitability by increasing operating efficiency.

Industry Overview

        Based on published industry information, the solid waste management industry generated approximately $38 billion in revenue during 1997. Of this $38 billion aggregate revenue, approximately 44% was generated by public companies, approximately 33% was generated by municipal governments, and the remaining 23% was generated by numerous private solid waste operators.

        The  solid  waste   management   industry  is   generally   experiencing
significant consolidation and integration. The Company believes that the consolidation and integration is a result of the following factors, among others: (i) increasingly stringent environmental regulations which have resulted in an increased need for substantial capital to maintain regulatory compliance;
(ii) the inability of many smaller operators to achieve the economies of scale necessary to compete with larger providers; (iii) the competitive and economic benefits of providing integrated collection, recycling, transfer and disposal services; and (iv) the privatization of solid waste assets and services by municipalities. Although significant consolidation has occurred within the solid waste management industry, the Company believes the industry remains highly fragmented and that a substantial number of potential acquisition opportunities remain, including within the Northeast and Mid-Atlantic regions where it operates.

        Stringent environmental regulations have resulted in rising costs for owners of landfills while permits required for landfill development, expansion or construction have also become increasingly difficult to obtain. These ongoing costs are coupled with increased financial reserve requirements for closure and post-closure monitoring. Certain of the smaller industry participants have found these costs and regulations burdensome and have decided either to close their operations or to sell them to larger operators. As a result, the number of operating landfills has decreased while the size of landfills has increased.

        Economies of scale, driven by the high fixed costs of landfill assets and the associated profitability of each incremental ton of waste, have led to the development of higher volume, regional landfills. Integrated operators achieve economies of scale in the solid waste collection and disposal industry through vertical integration of their operations that may generate a significant waste stream for these high-volume landfills. Integrated companies gain further competitive advantage over non-integrated operators by being able to control the waste stream. The ability of larger integrated companies to internalize the collected solid waste (i.e., collecting the waste at the source, transferring it through their own transfer stations and disposing of it at their own disposal facility), coupled with access to significant capital resources to make acquisitions, has created an environment in which large integrated companies can operate more cost effectively and competitively than non-integrated operators.

        The trend toward consolidation in the solid waste industry is further supported by the increasing tendency of a number of municipalities to privatize their waste disposal operations. Privatization is often an attractive alternative for municipalities due, among other reasons, to the ability of integrated operators to leverage their economies of scale to provide the community with a broader range of services while enabling the municipality to reduce its own capital asset requirements. The Company believes that the financial condition of municipal landfills was adversely affected by the 1994 United States Supreme Court decision which declared "flow control" laws unconstitutional, particularly in the Northeastern states. These laws had required waste generated in counties or districts to be disposed of at the respective county or district-owned landfills or incinerators. The reduction in the captive waste stream to these facilities, resulting from the invalidation of such laws, forced the counties that owned them to increase their per ton tipping fees to meet municipal bond payments. The Company believes that these market dynamics are factors causing municipalities throughout the northeastern states to consider the privatization of public facilities.

Strategy

        The Company's objective is to expand the current geographic scope of its operations primarily within the Northeast and Mid-Atlantic regions of the United States, and to become one of the leading providers of non-hazardous solid waste management services in each local market that it serves. The key elements of the Company's strategy for achieving its objective are: (i) to acquire and integrate solid waste disposal capacity, transfer stations and collection operations in its targeted new markets, (ii) to generate internal growth through increased sales penetration and the marketing of additional services to existing customers and (iii) to enhance profitability by increasing operating efficiency. The Company intends to implement this strategy as follows:

        Expansion Through Acquisitions. During 1998, the Company completed 34 acquisitions within 4 states in the Northeast and Mid-Atlantic regions. The Company intends to continue to expand by acquiring solid waste disposal capacity and collection companies in new and existing markets. In considering new markets, the Company evaluates opportunities to acquire or otherwise control sufficient landfills, transfer stations and collection operations which would enable it to generate an integrated waste stream and achieve the disposal economies of scale necessary to meet its market share and financial objectives. The Company has established criteria, which enable it to evaluate the prospective acquisition opportunity and the target market. Historically, the Company has entered new markets, which are adjacent to its existing markets; however, the Company is considering new markets in non-contiguous geographic areas, which meet its criteria.

        Internal Growth. In order to generate continued internal growth, the Company has focused on increasing sales penetration in its current and adjacent markets, soliciting new commercial, industrial and residential customers, marketing upgraded services to existing customers and, where appropriate, raising prices. As customers are added in existing markets, the Company's revenue per routed truck is improved, which generally increases the Company's collection efficiencies and profitability. The Company uses transfer stations, which serve to link disparate collection operations with Company landfills, as an important part of its internal growth strategy.

        Operating Enhancements for Acquired and Existing Businesses. The Company has implemented a system that establishes standards for each of its markets and tracks operating criteria for its collection, transfer, disposal and other services to facilitate improved profitability in existing and acquired operations. These measurement criteria include collection and disposal routing efficiency, equipment utilization, cost controls, commercial weight tracking and employee training and safety procedures. The Company believes that by establishing standards and closely monitoring compliance, it is able to improve existing and acquired operations. Moreover, where the Company is able to internalize the waste stream of acquired operations, it is further able to increase operating efficiencies and improve capacity utilization.


Acquisition Program

        The Company is pursuing an active acquisition strategy to achieve its objective of expanding the current geographical scope of its operations and becoming a leading provider of integrated solid waste management services in each of the markets it serves. The Company seeks acquisitions that are consistent with its three-step acquisition program designed to (i) acquire long-term disposal capacity in targeted regional markets, (ii) acquire collection companies and transfer stations which will serve as platforms in the targeted regions to secure a stable long-term waste flow, and (iii) secure "tuck-in acquisitions" of small but complementary collection companies to increase a regional operation's profitability.

        The following table sets forth acquisitions completed by the Company through March 24, 1999:

Acquisition                          Month Acquired          Principal Business              Location
-----------                          ---------------         ------------------              ---------
Vermont Region

Grady Majors Rubbish Removal         September 1998          Collection                      St. Albans, VT

Cota Sanitation                      June 1998               Collection                      Newport, VT

Vincent Moss                         June 1998               Collection                      Newport, VT

Austin Rubbish Removal               June 1998               Collection                      Newport, VT

Surprenant Rubbish, Inc.             June 1998               Collection                      Newport, VT

Fortin's Trucking of Williston       May 1998                Collection                      Williston, VT

John Leo & Sons, Ltd.                March 1998              Collection                      Burlington, VT

Rapid Rubbish Removal, Inc.          February 1998           Collection/Transfer Station     St. Johnsbury, VT

Greenia Trucking                     February 1998           Collection                      St. Albans, VT

Doyle Disposal                       January 1998            Collection                      Barre, VT

Perkins Disposal                     January 1998            Collection                      St. Johnsbury, VT

CSWD Transfer Station*               October 1997            Transfer Station                Williston, VT

The Hartigan Company                 January 1997            Collection                      Stowe, VT

Waitsfield Transfer Station          November 1995           Transfer Station                Waitsfield, VT

Moretown Landfill                    July 1995               Landfill                        Moretown, VT








Acquisition                          Month Acquired          Principal Business              Location
-----------                          --------------          ------------------              ----------
Central Pennsylvania Region

Cumberland Waste Service, Inc        March 1999              Collection                      Cumberland, PA

Community Refuse Service, Inc        March 1999              Landfill                        Cumberland, PA

Koontz Disposal                      January 1999            Collection                      Boswell, PA

Jim's Hauling, Inc.                  January 1999            Collection                      Duncansville, PA

Mostoller Landfill, Inc.             August 1998             Landfill                        Somerset, PA

Worthy's Refuse Service              August 1998             Collection                      McVey Town, PA

Sandy Run Landfill                   July 1998               Landfill                        Hopewell, PA

Patterson's Hauling                  May 1998                Collection                      Altoona, PA

Pleasant Valley Hauling              May 1998                Collection                      Altoona, PA

Horvath Sanitation, Inc./
Eagle Recycling, Inc.                May 1998                Collection                      Altoona, PA

McCardle Refuse Company              May 1998                Collection                      Burham, PA


Central Massachusetts Region

Troiano Trucking, Inc.               March 1999              Collection                      Worcester, MA

Steve Provost Rubbish Removal        December 1998           Collection                      Rochdale, MA

Sunrise Trucking                     December 1998           Collection                      Spencer, MA

Trashworks                           November 1998           Collection                      Worcester, MA

Mattei-Flynn Trucking, Inc.          August 1998             Collection                      Auburn, MA

Mass Wood Recycling, Inc.            July 1998               Transfer Station                Oxford, MA


Central Upstate New York Region

Santaro Trucking Co., Inc.           January 1999            Collection                      Syracuse, NY

Richard A. Bristol, Sr.              November 1998           Collection                      Rome, NY

Bristol Trash and Recycling II       November 1998           Collection                      Rome, NY

Shepard Disposal Service             October 1998            Collection                      Oneida, NY

Emmons Trash Removal                 October 1998            Collection                      Sherill, NY

Wayne Wehrle                         September 1998          Collection                      Clinton, NY

Phillip Trucking                     September 1998          Collection                      Wampsville, NY

Mary Lou Mauzy                       September 1998          Collection                      Cazenovia, NY

Costello's Trash Removal             September 1998          Collection                      Cazenovia, NY

Bliss Rubbish Removal, Inc.*         September 1998          Collection/Transfer Station     Camden, NY

Besig & Sons                         September 1998          Collection                      Westmoreland, NY

Larry Baker Disposal, Inc.           September 1998          Collection                      Oneida, NY

-----------------------

* Acquisition pursuant to lease/purchase arrangement.

Integrated Solid Waste Management Operations

        The Company's operations include the ownership and/or operation of landfills, solid waste collection services and transfer stations. As the Company has executed its acquisition strategy and integrated the solid waste management assets acquired, the Company's rate of internalization of its operations has increased. Throughout 1998, the Company increased the amount waste collected by the Company that was subsequently disposed at Company landfills and increased the amount of the solid waste delivered for disposal at the Company's landfills that was collected by the Company.

        Solid Waste Collection. The Company's solid waste collection operations served approximately 52,000 commercial, industrial, residential and municipal customers at December 31, 1998. A majority of the Company's commercial and industrial collection services are performed under service agreements with terms ranging from one to three years, and fees are determined by such factors as collection frequency, type of equipment and containers furnished, the type, volume and weight of the solid waste collected, the distance to the disposal or processing facility and the cost of disposal or processing. The Company's residential collection and disposal services are performed either on a subscription basis (i.e., with no underlying contract) with individuals, or under contracts with municipalities, homeowners associations, apartment owners or mobile home park operators. Revenues from collection operations accounted for approximately 73.5% of the Company's revenues for the year ended December 31, 1998.

        Landfills. At December 31, 1998, the Company owned three landfills and has an agreement to operate a fourth landfill under a long-term operating agreement. The Moretown Landfill and Sandy Run Landfill, which are the Company's only operating landfills at December 31, 1998, include leachate collection systems, groundwater monitoring systems and, where required, active methane gas extraction and recovery systems.

        During 1998, over 95% of the solid waste from the Company's Vermont operations was delivered for disposal at the Moretown Landfill and approximately 63% of the solid waste delivered for disposal at the Moretown Landfill during this period was collected by the Company. During 1998, approximately 59% of the solid waste from the Company's Central Pennsylvania operations was delivered for disposal at the Sandy Run Landfill and approximately 58% of the solid waste delivered for disposal at the Sandy Run Landfill during this period was collected by the Company. Revenue from landfill operations accounted for approximately 20.1% of the Company's revenues for the year ended December 31, 1998.

        The following table provides certain information regarding the landfills that the Company owns or operates. All information is provided as of December 31, 1998, except for Community Refuse Service, Inc. which is as of March 12, 1999.

Remaining Estimated Permitted Capacity
                                          Estimated              Capacity in
                                        Total Remaining           Permitting
                                       Permitted Capacity          Process
Landfill             Location            (Cubic Yards)         (Cubic Yards)(1)
--------------------------------------------------------------------------------

Mostoller          Somerset, PA          14,200,000                   -
Sandy Run          Hopewell, PA           2,865,000                   -
Moretown           Moretown, VT           1,478,000                   -
South Hadley(2)    South Hadley, MA             -                 2,000,000
Community Refuse
  Service, Inc.    Cumberland, PA         6,000,000                   -

------------

(1) Represents capacity for which the Company has begun the permitting process. Does not include additional available capacity at the site for which permits have not yet been sought.

(2) The South Hadley Landfill will be operated pursuant to an operating agreement expiring in 2015.

        Once the permitted capacity of a particular landfill is reached, the landfill must be closed and capped if additional capacity is not authorized. The Company establishes reserves for the estimated costs associated with such closure and post-closure costs over the anticipated useful life of such landfill. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Operating Results -Adequacy of Accruals for Closure and Post-Closure Costs."

        Transfer Station Services. At December 31, 1998, the Company owned four operating transfer stations. In addition, the Company has acquired another transfer station that is permitted and in the process of construction. The transfer stations receive, compact and transfer solid waste collected from the Company's various collection operations and from third parties to long-haul vehicles for transport to landfills. The Company believes that transfer stations benefit the Company by (i) increasing the size of the waste shed, which has access to the Company's landfills and (ii) reducing costs by improving utilization of collection personnel and equipment. Revenues from transfer station services accounted for approximately 6.4% of the Company's revenues for the year ended December 31, 1998.

Regional Operations

        The Company's current or planned solid waste management operations are as follows:

        Vermont Operations. The Company established its first integrated solid waste management operations in the geographical area surrounding its Moretown Landfill. In addition to the Moretown Landfill, the Company currently owns and/or operates three transfer stations and collection operations serving commercial, industrial, residential and municipal customers in the Burlington, St. Albans, St. Johnsbury, Newport and Barre-Montpelier, Vermont areas. The Vermont operations serve approximately 6,200 residential customers and approximately 2,600 other customers, including commercial, industrial and municipal customers. The first cell ("Cell 1") at the Moretown Landfill is permitted to receive approximately 120,000 tons per year and had remaining estimated permitted capacity at December 31, 1998 of approximately 78,000 cubic yards. The Company received all of the permits required for development and operation of the second cell ("Cell 2") and began construction on Cell 2 in July 1998. Cell 2 will increase the permitted landfill capacity by an estimated additional 1.4 million cubic yards. The Company expects that Cell 2 will be available to receive solid waste late in the second quarter of 1999. During 1998, over 95% of the solid waste from the Company's Vermont operations was delivered for disposal at the Moretown Landfill and approximately 63% of the solid waste delivered for disposal at the Moretown Landfill during this period was collected by the Company.

        Central Pennsylvania Operations. In May 1998, the Company commenced operations in Central Pennsylvania, through the acquisition of Horvath Sanitation, Inc. and Eagle Recycling, Inc. ("Eagle"), which are based in Altoona, Pennsylvania. Subsequently, the Company completed four tuck-in acquisitions which have been integrated with Eagle's operations. At December 31, 1998, the Central Pennsylvania operations serve approximately 24,000 residential customers and 2,500 other customers, including commercial, industrial and municipal customers. In July 1998, the Company acquired the Sandy Run Landfill, a 700-acre, 3.0 million cubic yard permitted solid waste landfill in Hopewell, Pennsylvania and began the process of integrating Eagle's operations with the Sandy Run Landfill. The Sandy Run Landfill is currently permitted to receive approximately 86,000 tons per year and had remaining estimated permitted capacity at December 31, 1998 of approximately 2.9 million cubic yards. During 1998, approximately 59% of the solid waste from the Company's Central Pennsylvania operations was delivered for disposal at the Sandy Run Landfill and approximately 58% of the solid waste delivered for disposal at the Sandy Run Landfill during this period was collected by the Company. In August 1998, the Company acquired the Mostoller Landfill in Somerset County, Pennsylvania. The Mostoller Landfill is permitted to receive approximately 624,000 tons of waste per year (subject to receiving certain pending incidental permits as disclosed below), including municipal solid waste, construction and demolition waste, sludge and residual wastes. This landfill consists of 7 cells having approximately 14.2 million cubic yards of permitted capacity with expected additional room for expansion on the 513 acre permitted "greenfields" site. The Company has obtained the principal permits for the construction and operation of the Mostoller Landfill, subject to commencing operations prior to December 31, 1999. Applications are pending for incidental air quality and state highway occupancy permits required in connection with the operation of the landfill, and the Company expects these permits will be received in a timely fashion. The Company expects to carry out construction of the Mostoller Landfill during the first half of 1999 with operations expected to commence during the third quarter of 1999. In January 1999, the Company completed the tuck-in collection company acquisitions of Jim's Hauling, Inc. and Koontz Disposal in Central, Pennsylvania. These have been integrated into the Eagle operation. On March 11, 1999, the Company acquired Community Refuse Services, Inc., which is a landfill located in Central Pennsylvania, and Cumberland Waste Service, Inc., a collection operation serving over 2,300 customers in the geographical area surrounding the landfill. The landfill acquisition will add approximately 6.0 million cubic yards of capacity for the region and is permitted to accept 306,000 tons of municipal solid waste per year.

        Central Massachusetts Operations. The Company and the Town of South Hadley, Massachusetts have entered into a contract whereby the Company will operate the Town's 30-acre municipal solid waste landfill. The Town of South Hadley will retain full ownership of the South Hadley Landfill while the Company operates the facility. The Company is currently in the permitting process for the South Hadley Landfill and expects to have received all of its operating and construction permits by the third quarter of 1999. The Company anticipates that the South Hadley Landfill will be available to begin accepting solid waste at the first 10-acre lined cell during the second half of 1999. The South Hadley Landfill is currently expected to have approximately 2.00 million cubic yards of new capacity for future disposal. In July 1998, the Company acquired Mass Wood Recycling, Inc. in Oxford, Massachusetts, a permitted transfer station, with construction expected to commence during the first half of 1999. In August 1998, the Company acquired Mattei-Flynn Trucking, Inc. in Auburn, Massachusetts. This waste collection operation currently has an established customer base of approximately 1,500 residential customers and 2,300 other customers, including commercial, industrial and municipal customers and serves as a platform for company growth in this targeted regional market. Subsequently, the Company completed four tuck-in acquisitions, and has integrated these acquisitions with Mattei-Flynn's operations. The Company intends to integrate these collection operations with the Oxford Transfer Station and to eventually internalize the waste at the South Hadley Landfill. In addition, the Company has a long-term disposal agreement with a third party landfill in Southbridge, Massachusetts at very favorable rates through the year 2019. As a part of the agreement, the Company has a "Right of First Refusal" to purchase the landfill.

        Central Upstate New York Operations. During the four months ended December 31, 1998, the Company entered the Central Upstate New York market with the acquisition of eleven collection operations and a transfer station in the general area between Syracuse and Utica, New York. At December 31, 1998, these waste collection operations serve approximately 11,300 residential customers and 1,600 other customers, including commercial, industrial and municipal customers. The Company selected the Central Upstate New York market for acquisition of collection operations and transfer stations in anticipation of the privatization of nearby landfills. The Company is currently evaluating opportunities for expansion and integration of its Central Upstate New York operations. In January 1999, the Company completed the acquisition of Santaro Trucking Co., Inc., a collection company located in Syracuse, New York which serves over 400 commercial customers.

Competition

        Though the solid waste management industry has been substantially consolidated in certain markets, it generally is highly competitive and very fragmented and requires substantial labor and capital resources. Competition exists for collection, recycling, transfer and disposal services. The markets in which the Company competes or is likely to compete in are usually served by one or more of the large national, regional or local solid waste companies who may have greater financial, marketing or technical resources than the Company and may be able to achieve greater economies of scale than the Company. The Company also competes with counties, municipalities and operators of alternative disposal facilities that operate their own waste collection and disposal facilities. The availability of user fees, charges or tax revenues and the availability of tax-exempt financing may provide a competitive advantage to the public sector. Additionally, alternative disposal facilities such as recycling and incineration may reduce the demand for the disposal of solid waste in landfills.

        The Company competes for waste collection and disposal business on the basis of price, quality of service and geographical location. From time to time, competitors may reduce the price of their services in an effort to expand or maintain market share or to win competitively bid contracts. Competition also exists within the industry for acquisition targets where the Company may compete with publicly-owned national or regional solid waste management companies.

Marketing and Sales

        The Company has a coordinated marketing and sales strategy to obtain solid waste streams which is formulated at the corporate level and implemented through regional management. The Company markets its services locally through regional managers and direct sales representatives who focus on commercial, industrial, municipal and residential customers. The Company markets its commercial, industrial and municipal services through its sales representatives who visit customers on a regular basis and make sales calls to potential new customers. These sales representatives receive a significant portion of their compensation based upon meeting certain incentive targets. The Company also obtains new customers from referral sources, its general reputation and local market print advertising. Leads are also developed from new building permits, business licenses and other public records. Additionally, each regional operation generally advertises in the yellow pages and other local business print media that cover its service area. The Company emphasizes customer satisfaction and retention, and believes that its focus on quality service will help retain existing and attract additional customers.

        Maintenance of a local presence and identity is an important aspect of the Company's marketing plan, and many of the Company's managers are involved in local governmental, civic and business organizations. The Company's name and logo, or, where appropriate, that of the Company's regional operations, are displayed on all Company containers and trucks. Additionally, the Company attends and makes presentations at municipal and state conferences and advertises in governmental associations' membership publications.

        No single customer of the Company individually accounted for more than 10% of Company revenues in the year ended December 31, 1998.

Government Regulation

        The Company and its customers are subject to extensive and evolving environmental laws and regulations that have been enacted in response to increased concern over environmental issues and technological advances. These regulations are administered by the U.S. Environmental Protection Agency ("EPA") and various other federal, state and local environmental, transportation and health and safety agencies. The Company believes that such laws and regulations have the effect of enhancing the potential market in which the Company operates by allowing the Company to offer economical solutions for regulatory problems to its customers and acquisition candidates. On the other hand, such laws and regulations represent a potential constraint on, and added expense with respect to, the Company's operation of projects for its customers or for its own account.

        In order to develop and operate a landfill project, the Company must go through several governmental review processes and obtain one or more permits and often zoning or other land use approvals. These permits and zoning or land use approvals are difficult and time consuming to obtain and may be opposed by various local authorities, abutters, and ad hoc citizens' groups. In connection with the Company's preliminary development of landfill projects, the Company will expend considerable time, effort and resources in complying with the governmental review and permitting process necessary to develop or increase the capacity of these landfills. Once obtained, operating permits generally must be periodically renewed and are subject to modification and revocation by the issuing agency. Furthermore, landfill operations are subject to challenge under statutory and common law regulation of "nuisances," in addition to statutes and regulations with respect to permits and other approvals. Similar permits and approvals are required for the development and operation of transfer stations, although the regulatory reviews of applications pertaining to transfer stations are generally less costly and time-consuming than the procedures conducted with respect to the permitting of landfills.

        The Company's landfill operations and transfer stations subject it to certain laws and regulations governing operational, monitoring, site maintenance, closure and post-closure, and financial assurance obligations which change from time to time and which could give rise to increased capital expenditures and operating costs. In connection with the Company's operation of landfills and transfer stations, the Company will expend considerable time, effort and resources in complying with these laws and regulations. Governmental authorities have the power to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in the case of violations. Failure to correct the problems to the satisfaction of the authorities could lead to curtailed operations, additional costs or even closure of a landfill or transfer station.

        The principal federal, state, and local statutes and regulations applicable to the Company's operations are as follows:

        The Resource Conservation and Recovery Act of 1976 ("RCRA"). RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and non-hazardous. Wastes are generally classified as hazardous wastes if they (i) either (a) are specifically included on a list of hazardous wastes or (b) exhibit certain hazardous characteristics and (ii) are not specifically designated as non-hazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as non-hazardous, and businesses that deal with hazardous waste are subject to regulatory obligations in addition to those imposed on handlers of non-hazardous waste.

        Among the wastes that are specifically designated as non-hazardous waste are household waste and "special" waste, including items such as petroleum contaminated soils, asbestos, shredder fluff and most non-hazardous industrial waste products.

        The EPA regulations issued under Subtitle C of RCRA (the "Subtitle C Regulations") impose a comprehensive "cradle to grave" system for tracking the generation, transportation, treatment, storage and disposal of hazardous wastes. The Subtitle C Regulations impose obligations on generators, transporters and disposers of hazardous waste, and require permits that are costly to obtain and maintain for sites where such material is treated, stored or disposed. Subtitle C requirements include detailed operating, inspection, training and emergency preparedness and response standards, as well as requirements for manifesting, record keeping and reporting, corrective action, facility closure, post-closure and financial responsibility. Most states have promulgated regulations modeled on some or all of the Subtitle C provisions issued by the EPA. Some state regulations impose different, additional or more stringent obligations.

        The Company is not involved with transportation or disposal of hazardous wastes, except for the occasional collection, at certain transfer stations, of hazardous wastes generated by "conditionally exempt small quantity generators" (as defined by RCRA). These hazardous wastes are then transported by properly permitted hazardous waste transporters for disposal at properly permitted hazardous waste disposal facilities that are owned by third parties.

        In October 1991, the EPA adopted new regulations pursuant to Subtitle D of RCRA (the "Subtitle D Regulations"). These new regulations became generally effective in October 1993 (except for certain municipal solid waste landfills accepting less than 100 TPD, as to which the effective date was April 9, 1994, and new financial assurance requirements, which became effective April 9, 1997) and include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. In addition, these regulations require that new landfills meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) designed to keep leachate out of groundwater and have extensive collection systems to control leachate for treatment prior to disposal. Groundwater wells must also be installed at virtually all landfills to monitor groundwater quality. The regulations also require, where threshold test levels are present, that methane gas generated at landfills be controlled in a manner that protects human health and the environment. Each state is required to revise its landfill regulations to meet these requirements or such requirements will be automatically imposed upon it by the EPA. Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills within the state comply with the Subtitle D criteria. Many states, including Massachusetts, have adopted regulations or programs more stringent than the Subtitle D Regulations.

        The Federal Water Pollution Control Act of 1972 (the "Clean Water Act"). The Clean Water Act establishes rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites, into waters of the United States. If runoff or collected leachate from the Company's landfills and transfer stations are discharged into streams, rivers or other surface waters of the United States, the Clean Water Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with federal storm water regulations, which are designed to prevent possibly contaminated storm water from flowing into surface waters. The Company is working with the appropriate regulatory agencies to ensure that its facilities are in compliance with Clean Water Act requirements, particularly as they apply to treatment and discharge of leachate and storm water. The Company has secured or has applied for the required discharge permits under the Clean Water Act or comparable state-delegated programs. To ensure compliance with the Clean Water Act pretreatment and discharge requirements, the Company has either installed wastewater treatment systems at its facilities to treat its effluent to acceptable levels before discharge or has arranged to discharge its effluent to municipal wastewater treatment facilities.

        The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("Superfund" or "CERCLA"). CERCLA establishes a regulatory and remedial program intended to provide for the investigation and cleanup of facilities from which there has been, or is threatened, a release of any hazardous substance into the environment. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and the transporters who arranged for disposal or transportation of the hazardous
substances.   The  costs  of  CERCLA  investigation  and  cleanup  can  be  very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" but can also be based upon the existence of even very small amounts of the numerous "hazardous substances" listed by the EPA, many of which can be found in household waste. If, for example, the Company were to be found to be a responsible party for a CERCLA cleanup at one of the Company's owned or operated facilities, the enforcing agency could hold the Company completely responsible for all investigative and remedial costs even if others may also be liable. CERCLA also authorizes the imposition of a lien in favor of the United States upon all real property subject to or affected by a remedial action for all costs for which a party is liable. The Company's ability to obtain reimbursement from others for their allocable share of such costs would be limited by the Company's ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties. In the past, legislation has been introduced in Congress to limit the liability of municipalities and others under CERCLA as generators and transporters of municipal solid waste. Although such legislation has not been enacted, if it were to pass it would limit the Company's ability to seek full contribution from municipalities for CERCLA cleanup costs even if the hazardous substances that were released and caused the need for cleanup at one of the Company's facilities were generated by or transported to the facility by a municipality.

        The Clean Air Act. The Clean Air Act provides for regulation, through state implementation of federal requirements, of the emission of air pollutants from certain landfills based upon the date of the landfill construction and volume per year of emissions of regulated pollutants. The EPA has recently promulgated new source performance standards regulating air emissions of certain regulated pollutants (methane and non-methane organic compounds) from solid waste landfills. The EPA may also issue regulations controlling the emissions of particular regulated air pollutants from solid waste landfills. Landfills located in areas with air pollution problems may be subject to even more extensive air pollution controls and emission limitations. In addition, the EPA has issued standards regulating the removal, handling and disposal of asbestos-containing materials.

        Each of the federal statutes described above contains provisions authorizing, under certain circumstances, the bringing of lawsuits by private citizens to enforce the requirements of the statutes.

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

        The Occupational Safety and Health Act of 1970 ("OSHA"). OSHA authorizes the Occupational Safety and Health Administration to promulgate occupational safety and health standards. Various of those promulgated standards, including standards for notices of hazards, safety in all aspects of the workplace, and specific standards relating to excavation, and the handling of asbestos, may apply to certain of the Company's operations. OSHA regulations set forth requirements for the training of employees handling, or who may be exposed in the workplace to, concentrations of asbestos-containing materials that exceed specified action levels. The OSHA regulations also set standards for employee protection, including medical surveillance, the use of respirators, protective clothing and decontamination units, during asbestos demolition, removal or encapsulation as well as its storage, transportation and disposal. In addition, OSHA specifies a maximum permissible exposure level for airborne asbestos in the workplace. Apart from receiving asbestos waste at the Company's landfills and transfer stations, the Company has no direct involvement in asbestos removal or abatement projects.

        State and Local Regulation. Each state in which the Company now operates or may operate in the future has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid and hazardous waste, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of landfills and transfer stations. Certain state laws also contain provisions authorizing, under certain circumstances, the bringing of lawsuits by private citizens to enforce the requirements of those laws. In addition, many states have adopted "Superfund" statutes comparable to, and in some cases more stringent than, CERCLA. These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with such sites, and some provide for the imposition of liens on property owned by responsible parties. Furthermore, many municipalities also have ordinances, local laws and regulations affecting Company operations. These include zoning and health measures that limit solid waste management activities to specified sites or activities, flow control provisions that direct the delivery of solid wastes to specific facilities, laws that grant the right to establish franchises for collection services and then put out for bid for the right to provide collection services, and bans or other restrictions on the movement of solid wastes into a municipality.

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



        The Company believes that it is in material compliance with federal, state and local regulations based on the Company's internal review process which has not identified any material non-compliance and the Company has not received any verbal or written notification from any governmental agency to the contrary. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Operating Results -Potential Environmental Liability and Adverse Effect of Environmental Regulation."

Employees

        As of December 31, 1998, the Company had 303 full time employees. As a result of the acquisitions subsequent to December 31, 1998, at March 24, 1999, the Company had 357 full time employees. The Company believes its future success will depend in part on its continued ability to recruit and retain highly qualified technical and managerial personnel. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Operating Results -Dependence on Management" and "-Ability to Manage Growth." The Company's employees are not subject to any collective bargaining agreement. The Company considers its relations with its employees to be good.

Item 2.  Properties

        The Company owns or leases and operates landfills, transfer stations, offices and other facilities in connection with its integrated solid waste management operations as described under "Business-Integrated Solid Waste Management Operations." In addition, the Company leases its corporate headquarters, located at 420 Bedford Street, Suite 300, Lexington, Massachusetts. The Company currently occupies approximately 11,000 square feet at the Lexington location under the terms of a lease expiring in March 2003, with annual rent of approximately $200,000 subject to escalation in future years.

Item 3.  Legal Proceedings

        Richard Rosen. Richard Rosen ("Rosen"), former Chairman, Chief Executive Officer and President of the Company, commenced an action against the Company in Middlesex County (Massachusetts) Superior Court, seeking an award of damages resulting from the Company's alleged breach of a Memorandum of Understanding entered into between the Company and Rosen in connection with the termination of Rosen's employment with the Company, in which Rosen had been granted an option to purchase certain assets of the Company not related to its core business. The Company believes this claim to be frivolous and is vigorously defending this action. The Company has previously received an arbitration award against Rosen directing Rosen to pay $780,160 for breach by Rosen of his employment agreement with the Company. On February 25, 1997 the Middlesex Superior Court in Cambridge, Massachusetts confirmed the arbitration award and entered judgment against Rosen.

        In addition to the matter set forth above, from time to time, in the ordinary course of its business, the Company is subject to legal proceedings and claims arising from the conduct of its business operations. In the opinion of the Company, the ultimate disposition of such matters on an aggregate basis will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                      PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is currently quoted on the NASDAQ Small-Cap Market under the symbol "WSII". The following table sets forth the high and low closing price of the common stock for the periods indicated and restated to reflect a one-for five reverse stock split effective February 13, 1998.

                                               High                      Low

 Fourth quarter ended December 31, 1998     $  6.25                   $  4.38
 Third quarter ended September 30, 1998        9.69                      5.00
 Second quarter ended June 30, 1998            9.81                      5.94
 First quarter ended March 31, 1998            7.38                      3.00


 Fourth quarter ended December 31, 1997     $  5.00                   $  2.80
 Third quarter ended September 30, 1997        3.15                      1.40
 Second quarter ended June 30, 1997            2.35                      1.25
 First quarter ended March 31, 1997            2.80                      1.55


On March 24, 1999, the reported last sale price of the common stock on the NASDAQ Small-Cap Market was $4.50 per share, and there were 257 holders of record of common stock.

The Company has never paid dividends on its Common Stock and has no present intention to pay dividends. The Company's intention is to retain future anticipated earnings to finance the expansion of its business.

At December 31, 1997, the Company had outstanding $9,257,807 of principal amount Series A Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"), which was issued in a private placement on June 26, 1997, bearing an 8.0% annual cumulative dividend and was convertible into common stock at a conversion price of $1.40625 per share of common stock. On July 27, 1998, the Company met the mandatory conversion trading requirements and elected to convert all of the remaining shares of Series A Preferred Stock into 6,590,577 shares of the Company's Common Stock and the Board of Directors declared and paid cash dividends of approximately $787,000.

At December 31, 1997, the Company also had outstanding $4,048,750 of principal amount Series B Convertible Preferred Stock, par value $0.001 per share ("Series B Preferred Stock"). The Series B Preferred Stock was issued on December 31, 1997 in a private placement in exchange for outstanding convertible notes of the Company, bearing a 6.0% annual cumulative dividend, and was convertible into common stock at a conversion price of $6.25 per share of common stock. On May 14, 1998, the Company met the mandatory conversion trading requirements and elected to convert all of the shares of the Series B Preferred Stock into 623,808 shares of the Company's Common Stock and the Board of Directors declared and paid cash dividends of approximately $101,000.

Item 6.  Selected Consolidated Financial and Operating Data

               SELECTED CONSOLIDATED FINANCIAL DATA
          (In thousands, except share and per share data)

        The following selected consolidated financial data for the five years ended December 31, 1998 have been derived from the Company's Consolidated Financial Statements, which have been audited by KPMG Peat Marwick LLP. The selected consolidated financial data presented below should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included elsewhere in this Form 10-K. During 1998, the Company acquired two landfills, 31 solid waste collection companies and three transfer stations. Due to the significance of the acquired business operations to the Company's financial performance, the Company does not believe that its historical financial statements are necessarily indicative of future performance and as a result will affect the comparability of the financial information included herein.

                                                                  Fiscal Year Ended December 31
                                                     1998            1997       1996         1995        1994
                                                   --------        -------    --------     --------    ------
Statement of Operations Data:
   Revenues........................                $  21,045   $   3,458    $   1,496    $   1,344   $      --
   Cost of operations:
     Operating expenses............                   12,400       1,719          921          766          --
     Depreciation and amortization.                    4,501         692          370           72          --
     Acquisition integration costs(1)                  1,864          --           --          --           --
     Write-off of project development costs              236       1,495        6,652          --           --
                                                    --------   ---------    ---------      --------    ---------
        Total cost of operations...                   19,001       3,906        7,943          838          --
                                                   ---------   ---------    ---------     ---------    ---------

        Gross profit (loss) .......                    2,044        (448)      (6,447)         506          --

   Selling, general and administrative expenses        4,483       2,138        2,433        3,286       1,485
   Amortization of prepaid consulting fees                --          --          834          501          --
   Restructuring(2)................                       --         596        1,741           --          --
                                                   ---------   ---------    ---------     ---------   ---------
     Loss from operations..........                  (2,439)     (3,182)      (11,465)      (3,281)     (1,485)

   Other income (expense):
     Royalty and other income (expense), net           (134)       (516)          817          761       2,064
     Interest expense and financing costs            (4,074)       (1,355)      (1,182)       (471)       (152)
     Interest income...............                      441        172           178          289          --
     Write-off of accounts and notes receivable          --        (568)          --        (2,975)         --
                                                    --------   ---------     ---------   ---------     --------
     Total other income (expense)..                  (3,767)     (2,267)        (187)      (2,396)       1,912
                                                   ---------   ---------    ---------    ---------     --------

   Income (loss) before income taxes,
     discontinued operations and
     extraordinary item............                  (6,206)     (5,449)     (11,652)      (5,677)         427
   Federal and state income tax expense
     (benefit).....................                       43           6         (23)        (110)         185
   Discontinued operations.........                       --          --      (2,261)      (2,303)          --
   Extraordinary item - loss on extinguishment
     of debt.......................                    (247)       (134)           --           --          --
                                                   --------    --------     ---------    ---------   ---------
   Net income (loss)...............                $ (6,496)   $ (5,589)    $(13,890)    $ (7,870)   $     242
   Preferred stock dividends (3)...                     888          --          --            10          108
                                                   ---------   ---------    --------     ---------   ---------
     Net income (loss) available for common
        stockholders(3)............                $ (7,384)   $ (5,589)    $(13,890)    $ (7,880)   $     134
                                                   ========    ========     =========     ========    =========
   Basic net income (loss) per share from
     continuing operations ........                $  (0.97)   $  (1.51)    $  (4.10)    $  (2.88)   $    0.15

   Weighted average number of shares used in
     computation of basic net income
     (loss) per share..............                7,389,547   3,612,623    2,834,841    1,932,809   899,727

EBITDA (4).........................                $  2,130     $(2,469)    $ (9,909)    $ (2,592)   $(1,476)
Adjusted EBITDA (5)................                $  4,230     $  (378)    $ (1,516)    $ (2,592)   $(1,476)
Capital expenditures (excluding acquisitions)      $  9,032     $   998     $  6,599     $  9,749    $   807
Cash flow from operating activities                $  592       $(4,586)    $ (3,912)    $ (3,083)   $  (209)
Cash flow from investing activities                $(71,939)    $   706     $ (7,641)    $(10,267)   $(1,588)
Cash flow from financing activities                $  68,576    $ 6,579     $  6,581     $ 18,416    $ 1,965


                                                                          December 31,
                                                     1998        1997        1996         1995       1994
                                                   --------    -------     -------      -------    ------
Balance Sheet Data:
   Cash and cash equivalents..........             $    194   $   2,964    $  265    $   5,237   $     171
   Working capital....................               (6,520)      1,532    (4,508)       2,393         659
   Total assets.......................               96,117      18,560    16,858       23,508       4,369
   Long-term debt, less current portion              74,861       7,201     9,450       12,266       1,263
   Total stockholders' equity (deficit)               1,739       5,972    (1,849)       3,292         597

        (1) Acquisition integration costs consist of one-time, non-recurring costs, which in the opinion of management have no future value and, therefore, are expensed. Such costs include termination and retention of employees, lease termination costs, costs related to the integration of information systems and costs related to the change of name of the acquired company or business.

        (2) Prior to March 27, 1996, the Company had been actively developing environmental technologies with potential application in a number of business areas. On March 27, 1996, the Company announced its intention to take meaningful actions to conserve cash and working capital, including restructuring the Company's operations to focus its resources and activities on developing an integrated solid waste management operation.

        (3) In May and July 1998 the Company met the mandatory conversion trading requirements and elected to convert all of the remaining shares of the Company's Preferred Stock into shares of the Company's Common Stock and the Board of Directors declared and paid cash dividends of approximately $888,000.

        (4) EBITDA is defined as operating income or loss from continuing operations excluding depreciation and amortization, which includes depreciation and amortization included in selling, general and administrative expenses. EBITDA does not represent, and should not be considered as an alternative to, net income or cash flows from operating activities, each as determined in accordance with GAAP. Moreover, EBITDA does not necessarily indicate whether cash flow will be sufficient for such items as working capital or capital expenditures, or to react to changes in the Company's industry or to the economy in general. The Company believes that EBITDA is a measure commonly used by lenders and certain investors to evaluate a company's performance in the solid waste industry. The Company also believes that EBITDA data may help investors to understand the Company's performance because such data may reflect the Company's ability to generate cash flows, which is an indicator of its ability to satisfy its debt service, capital expenditures and working capital requirements. Because EBITDA is not calculated by all companies and analysts in the same fashion, the EBITDA measures presented by the Company may not be comparable to the similarly titled measures reported by other companies. Therefore, in evaluating EBITDA data, investors should consider, among other factors: the non-GAAP nature of EBITDA; actual cash flows; the actual availability of funds for debt service, capital expenditures and working capital; and the comparability of the Company's EBITDA data to similarly-titled measures reported by other companies.

        (5)    Adjusted  EBITDA is EBITDA after  adjusting for one-time  charges
               for  write-off  of  landfill   development   costs,   acquisition
               integration costs and restructuring charges.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto. This Annual Report on Form 10-K contains forward-looking statements concerning among other things, the Company's expected future revenues, operations and expenditures and estimates of the potential markets for the Company's services. Such statements made by the Company fall within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these projections due to a number of factors as discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Future Operating Results" of this Form 10-K.

Introduction

        The Company is an integrated non-hazardous solid waste management company that provides solid waste collection, recycling, transfer and disposal services to commercial, industrial, residential and municipal customers within certain regional markets in the Northeast and Mid-Atlantic states, where it operates. The Company focuses on the operation of an integrated non-hazardous solid waste management business, including the ownership and operation of solid waste disposal facilities (landfills), transfer stations and solid waste collection services. The Company derives revenue from collecting solid waste from its customers, which it delivers for disposal in its own landfills, and also from unaffiliated waste collection companies who pay to dispose of waste in the Company's landfills. The Company seeks through its acquisition strategy to acquire substantial collection operations and transfer stations in association with its landfills in order to enhance its overall profitability and to increase its control over its sources of revenue. See "Business - Strategy"

        During 1998, the Company acquired a total of 34 companies including two landfills, 31 collection companies (2 of which included a transfer station) and one transfer station. Due to the significance of the acquired business operations to the Company's financial performance, the Company does not believe that its historical financial statements are necessarily indicative of future performance and as a result will affect the comparability of the financial information included herein.

Revenues:

         Revenues represent fees charged to customers for solid waste collection, transfer, recycling and disposal services provided. Arrangements with customers include both long-term contractual arrangements and as-received disposal at prices quoted by the Company. Revenues for the periods presented in the consolidated statements of operations were derived from the following sources:
                                              Year ended December 31,
                                      1998              1997              1996
                                     -------          -------            -------
  Collection                           73.5%            12.8%              -   %
  Landfill                             20.1             78.1              100.0
  Transfer                              6.4              9.1               -
                                    ----------       ----------          -------
  Total Revenue                        100.0%           100.0%            100.0%
                                    =========         ========            ======


         For the purpose of this table, revenue is attributed fully to the operation where the Company first receives the waste. For example, revenue received from waste collected by the Company and disposed in a Company landfill is entirely attributed to collection. The increase in the Company's collection revenues as a percentage of total revenues during 1998 compared to 1997 is due primarily to the impact of the 31 collection companies acquired during 1998. The decrease in landfill and transfer station revenue as a percentage of revenues in 1998 compared to 1997 is due primarily to the acquisition of collection companies that had been disposing of their waste at the Company's transfer stations and landfills. These acquired revenues are now being recorded as collection revenue.

Recent Business Developments

         Senior Notes Offering and Debt Repayment. On March 2, 1999, the Company completed a private placement of $100.0 million of 11.5% Senior Notes (the "Senior Notes") and warrants to purchase an aggregate of 1,500,000 shares of common stock at an exercise price of $6.25 per share (the "Warrants"). The Senior Notes mature on January 15, 2006 and bear interest at 11.5% per annum, payable semi-annually in arrears on each January 15 and July 15, commencing July 15, 1999, subject to prepayment in certain circumstances. The interest rate on the Senior Notes is subject to adjustment upon the occurrence of certain events as provided in the Senior Notes Indenture. The Senior Notes may be redeemed at the option of the Company after March 2, 2003 at redemption prices set forth in the Senior Notes Indenture, together with accrued and unpaid interest. The Warrants are exercisable from September 2, 1999, through March 2, 2004. The number of shares for which, and the price per share at which, a Warrant is exercisable, are subject to adjustment upon the occurrence of certain events as provided in the Warrant Agreement. The net proceeds to the Company, after deducting the discount to the initial purchaser and related issuance costs, was approximately $97.3 million. The Company used a portion of the proceeds from the Senior Notes to repay $20.0 million of the Company's 13% short term notes due June 30, 1999, (the outstanding balance of the 13% short-term notes was $7.5 million at December 31, 1998) $10.0 million of the Howard Bank credit facility and approximately $1.7 million of capital leases and other notes payable. In addition, the Company redeemed approximately $1.45 million principal amount of the Company's 10% Convertible Subordinated Debentures due October 6, 2000 and completed several acquisitions as described below. The Company intends to use the balance of the proceeds for general corporate purposes, including possible future acquisitions and working capital.

         Conversion of Debt into Equity On March 3, 1999, the Company offered to exchange up to 2,244,109 shares of the Company's Common Stock for a portion of the Company's 7% Subordinated Notes due May 13, 2005. The exchange price per share of $4.63 was equal to the closing price of the Common Stock on the Nasdaq SmallCap Market on the first interim closing as reported by NASDAQ. Any accrued but unpaid interest on the Notes will be paid in cash. As a result of the exchange offer, the Company retired $10,390,000 of its 7% Convertible Subordinated Notes. The remaining 7% Convertible Subordinated Notes are convertible by holders into Common Shares at $10.00 per share.

         Stock Repurchase With the proceeds of the Senior Notes, the Company repurchased 497,778 shares of the Company's common stock from the Federal Deposit Insurance Corporation (FDIC) for an aggregate purchase price of approximately $2.8 million.

         Acquisitions Since December 31, 1998 through March 24, 1999, the Company has completed six acquisitions, consisting of 5 collection operations and one landfill. The aggregate purchase price for these acquisitions was approximately $38 million which was paid in cash and the assumption of approximately $3 million of debt. These acquisitions have combined annual revenue of approximately $12 million. The acquisitions have all been recorded using the purchase method of accounting.

         The following table sets forth, for the periods indicated, certain data derived from the Company's Consolidated Statements of Operations, expressed as a percentage of revenues:

                                                                     Year ended December 31,
                                                               1998              1997             1996
                                                          -------------      -----------     ------------
         Revenues                                             100.0   %         100.0  %        100.0%

         Operating expenses                                    58.9              49.7             61.6
         Depreciation and amortization                         21.4              20.0             24.7
         Acquisition integration costs                          8.9                 -                -
         Write-off of project development costs                 1.1              43.3            444.7
                                                          ----------         ---------         --------
              Total cost of operations                         90.3             113.0            531.0
                                                          -----------        ---------         --------

         Gross profit (loss)                                    9.7             (13.0)           (431.0)
         Selling, general and administrative expenses          21.3              61.8             163.3
         Restructuring                                           -               17.2             116.5
         Amortization of prepaid consulting fees                 -                 -               55.8
                                                          -----------         ----------        --------

              Loss from operations                            (11.6)            (92.0)           (766.6)

         Royalty and other income (expense), net               (0.6)            (14.9)             62.5
         Interest income                                        2.1               5.0              11.9
         Interest expense and financing costs                 (19.4)            (39.2)            (79.0)
         Equity in loss of affiliate                            -                 -                (6.4)
         Write off of assets                                    -                 -                (1.5)
         Write off of accounts receivable                       -               (16.4)                -
                                                          ----------          ----------        --------

              Total other income (expense)                    (17.9)            (65.5)            (12.5)

         Income tax expense                                     0.2               0.2              (1.6)

              Loss from continuing operations                 (29.7)           (157.7)           (777.5)

         Discontinued operations                                -                 -              (151.2)
                                                          -----------        ------- ---        --------

              Loss before extraordinary item                  (29.7)           (157.7)           (928.7)

         Extraordinary item                                    (1.2)             (3.9)               -
                                                          -------------      -----------         -------

              Net loss                                        (30.9)%          (161.6)%          (928.7)%
                                                          ============          ========        =========

         EBITDA                                                10.1%           (71.4)%          (662.0)%
                                                          ============     ===========       ==========

         Adjusted EBITDA                                       21.9%           (10.9%)          (101.3)%
                                                          ============     ===========       ===========



Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

        Revenues. Revenues for 1998 increased by $17,587,000 or 509% to $21,045,000 from $3,458,000 in 1997. Thirty-four acquisitions completed by the Company in 1998 accounted for approximately $15.8 million or 90% of the increase. The balance of the increase is the result of the internal growth within the Vermont operations during 1998. The growth in the Vermont operations was due to the full year's operation of the CSWD Transfer Station, which was acquired in the fourth quarter of 1997, increased volume and prices at the Moretown Landfill and internal growth at the Company's collection operations.

        Cost of operations. Operating expenses for 1998 was approximately $12,400,000 compared to $1,719,000 for 1997. The increase of $10,681,000 was primarily due to the 34 acquisitions completed by the Company in 1998 and the related increase in revenue. As a percentage of sales, operating expenses increased to approximately 59% in 1998 from approximately 50% in 1997. This increase was primarily due to the change in revenue mix, with a much larger portion of the revenue coming from collection operations, which typically experience much higher operating expenses than landfill operations. The Company internalizes a significant portion of its waste collected in Vermont and Pennsylvania, which significantly reduces costs of operations as a percentage of revenue. The Company's New York and Massachusetts operations do not yet have landfills where waste can be internalized.

        Operating costs, disposal costs, and collection fees vary widely throughout the geographic areas in which the Company operates. The prices that the Company charges are determined locally, and typically vary by the volume or weight, type of waste collected, frequency of collections, distance to final disposal sites, labor costs and amount and type of equipment furnished to the customer.

        Depreciation and amortization. Depreciation and amortization expense was $4,501,000 and $692,000 for the years ended 1998 and 1997, respectively. The increase of $3,809,000 was primarily due to the additional depreciation and amortization related to the Company's 34 acquisitions completed during 1998. During 1998, the Company purchased property and equipment of approximately $24,298,000 related to the acquisitions. ($7,522,000 of this amount was for assets under development not placed into service in 1998.) Goodwill and other intangible assets totaling approximately $35,171,000 were also recorded in connection with the acquisitions. In addition, the Company purchased approximately $3,094,000 of property and equipment necessary for its ongoing operations, including costs to improve efficiencies at several of the acquired companies. Finally, landfill amortization costs in Vermont increased due to increased usage of the Moretown landfill in 1998. The Company had costs of approximately $5,456,000 for construction of Cell 2 at the Moretown landfill and other development costs related to the Mostoller and South Hadley landfill and the Transfer Station in Oxford Massachusetts totaling approximately $480,000. These costs did not impact operating results as they were not placed into service in 1998.

        Acquisition integration costs. Acquisition integration costs consist of one-time, non-recurring costs, which in the opinion of management have no future value and, therefore, are expensed. Such costs include termination and retention of employees, lease termination costs, costs related to the integration of information systems and costs related to the change of name of the acquired company or business.These charges are estimated and accrued at the time the acquisition is closed. The estimates are reviewed frequently by Company management and the related operation teams integrating the new acquisitions and adjusted as required. Acquisition integration costs totaled $1,864,000 for 1998.

        Write-off of landfill development costs. Write-off of landfill development costs were $236,000 and $1,495,000 for 1998 and 1997, respectively. The write-off of landfill development costs is related to the termination of the Company's contract for remodeling and operation of a landfill in Fairhaven, Massachusetts. See footnote 17 "Fairhaven Massachusetts Operation" in the financial statements included in Item 8. The 1998 expense of $236,000 represents the final charges related to the termination of the project. There are no remaining accruals at December 31, 1998.

        Selling, general and administrative expenses. Selling, general and administrative expenses increased $2,344,000 in 1998 to $4,482,000 from $2,138,000 in 1997. As a percentage of revenue, selling, general and administrative expenses decreased to 21.3% in 1998 from 61.8% in 1997. The dollar increase was due to efforts by the Company to build infrastructure to sustain its significant growth through acquisition and to support the several corporate initiatives designed to implement its strategy. The Company expects spending growth to continue moderately into 1999 as the Company continues to implement its growth through acquisition strategy. The decrease as a percentage of revenue was primarily due to the expanded revenue base and related efficiencies, as the Company is able to purchase "tuck-in" acquisitions that increase revenues and improve margins without adding significant administrative costs. The Company anticipates that in future periods its selling, general and administrative expenses should continue to decrease as a percentage of revenue as it leverages its current corporate overhead to revenue growth primarily through acquisitions.

        Restructuring. During 1996, the Company announced its intention to restructure the Company's operations to focus its resources and activities on developing an integrated solid waste management operation. See footnote 16 "Restructuring and Discontinued Operations" in the financial statements included in Item 8. The restructuring was completed in 1997. Restructuring charges for 1997 totaled $596,000 which consisted of costs incurred for employee severance, non-cancelable lease commitments, professional fees and litigation costs. No charges were recorded in 1998.

        Royalty and other income (expense). Royalty and other income (expense) was approximately ($134,000) and ($516,000) in 1998 and 1997, respectively. Royalty and other income (expense) primarily relates to the Company's medical waste treatment proprietary technologies.

        Interest expense and financing costs, net. Interest expense for 1998 was approximately $3,633,000, net of interest income of $441,000 as compared to approximately $1,182,000 net of interest income of $172,000 for 1997. The increase resulted primarily from significant increases in debt necessary to finance the acquisitions and capital needs of the Company. During 1998 and 1997, the Company capitalized interest expense of $360,000 and $24,000, respectively related to construction costs for the Mostoller and South Hadley landfills and the Transfer Station in Oxford Massachusetts discussed above..

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

        Revenues. Revenues for 1997 increased by $1,962,000 to $3,458,000 from $1,496,000 in 1996. The increase of 131% was due primarily to the increased waste volume accepted at the Moretown Landfill, in its first full year of operation, the acquisition through a lease/purchase arrangement on October 6, 1997 of the Chittenden Solid Waste District ("CSWD") transfer station located in Williston, Vermont and the internal growth of the Company's collection operations. All 1997 revenues were generated from the Company's Vermont operations as compared to 1996, where approximately $1,157,000 or 77% was generated from the Company's operations at the Fairhaven Landfill.

        Cost of operations. Operating expenses for 1997 was approximately $1,718,000 compared to $921,000 in 1996. The increase of $797,000 was primarily due to the growth of the Company's Vermont operations. During 1997, the Company's Vermont operations expanded as a result of the Company's purchase of a collection company and its acquisition through a lease/purchase arrangement of the CSWD transfer station.

        Depreciation and amortization. Depreciation and amortization expense was $692,000 and $370,000 for the years ended 1997 and 1996, respectively. The increase of $322,000 or 87% was due primarily to the growth in the operation at the Moretown Landfill which resulted in increased amortization of capitalized landfill costs and to a substantial increase in capital equipment used in the Company's other Vermont operations.

        Write-off of landfill development costs. Write-off of landfill development costs were $1,495,000 and $6,652,000 for the years ended 1997 and 1996, respectively. The write-off of landfill development costs is related to the Fairhaven Landfill.

        Selling, general and administrative expenses. Selling, general and administrative expenses for 1997 were approximately $2,138,000, a decrease of 12.5% from 1996. The decrease was due to the restructuring undertaken in March of 1996 and to the cessation of operations at the Fairhaven Landfill. The decrease was partially offset by increases in selling, general and administrative expenses at the Company's Vermont operations and general corporate expenses due to the building of an infrastructure necessary to support increases in acquisition, operating and administrative activities.

        Restructuring. Prior to March 27, 1996, the Company had been actively developing environmental technologies with potential application in a number of business areas. On March 27, 1996, the Company announced its intention to take meaningful actions to conserve cash and working capital, including restructuring the Company's operations to focus its resources and activities on developing an integrated solid waste management operation. As part of the restructuring, the Company ceased operations at its technology center in Woburn, Massachusetts, and discharged all employees and consultants previously engaged in developing technologies with potential application in certain environmental related activities, including the manufacture of useful materials from tires and other recycled materials, contaminated soil cleanup and recycling, industrial sludge disposal, size reduction equipment design and manufacture (the "Ancillary Technologies"), and Major Sports Fantasies, Inc. ("MSF"), a business unrelated to the environmental industry. No substantial revenues were received from the technology center operations or MSF activities. Restructuring charges for 1997 and 1996 were $596,000 and $1,742,000, respectively, which consisted of costs incurred for employee severance, non-cancelable lease commitments, professional fees and litigation costs.

        Royalty and other income (expense). Royalty and other income (expense) decreased approximately $1,451,000 in 1997 to ($516,000) from $935,000 in 1996.
The decrease in 1997 was due to the termination of one of the Company's licensing agreements with ScotSafe Limited ("ScotSafe").

        Interest expense and financing costs. Interest expense for 1997 was approximately $1,182,000 net of interest income of $172,000 as compared to approximately $1,004,000 net of interest income of $178,000 for 1996. The increase resulted primarily from additional indebtedness incurred in connection with acquisitions and capital expenditures for the Company's Vermont operations. During 1997 and 1996, the Company capitalized interest expense of $24,000 and $42,000, respectively related to construction costs.

        Write-off of accounts receivable. During the fourth quarter of 1997, the Company wrote-off an uncollectible receivable due from ScotSafe of approximately $568,000.

Liquidity and Capital Resources

        The Company's business is capital intensive. The Company's capital requirements, which are substantial, include acquisitions, property and equipment purchases and capital expenditures for landfill cell construction, landfill development and landfill closure activities. Principally due to these factors, the Company may incur working capital deficits. The Company plans to meet its capital needs through various financing sources, including internally generated funds, equity securities and debt. On May 13, 1998, the Company closed on an offering of $60.0 million 7% Convertible Subordinated Notes which resulted in net proceeds to the Company of approximately $58.3 million. As discussed in "Recent Business Developments", on March 2, 1999, the Company completed a private offering of 11 1/2% Senior Notes in the aggregate principal amount of $100 million due January 15, 2006 which resulted in net proceeds to the Company of approximately $97.3 million. The Company has used the proceeds from these Debt offerings to complete various acquisitions during 1998 and 1999. In addition, the Company has repaid other outstanding debt obligations, repurchased 497,778 shares of the Company's common stock from the Federal Deposit Insurance Corporation (FDIC) for an aggregate purchase price of approximately $2.8 million, and fund the Company's growth, including infrastructure. The Company intends to use the balance of the proceeds for general corporate purposes, including possible future acquisitions and working capital. In addition, approximately $10,390,000 of the 7% Convertible Subordinated Notes were exchanged into common stock during March 1999 through an exchange offering. The Company intends to continue its strategy to aggressively pursue and develop an integrated solid waste management company, primarily through acquisitions. There can be no assurance that additional debt or equity financing will be available, or available on terms acceptable to the Company. Any failure of the Company to obtain required financing would have a material adverse effect on the Company's financial condition and results of operations.

        The Company maintains an acquisitions department that is responsible for the identification, due diligence, negotiation and closure of acquisitions. The Company believes that a combination of internally generated funds, additional debt and equity financing and the proceeds from the Notes will provide adequate funds to support the Company's cost structure, acquisition strategy and working capital requirements for the foreseeable future.

        In connection with its growth strategy, the Company currently is and at any given time will be involved in potential acquisitions that are in various stages of exploration and negotiation (ranging from initial discussions to the execution of letters of intent and the preparation of definitive agreements), some of which may, if consummated, be material. No assurance can be given, however, that the Company will be successful in completing further acquisitions in accordance with its growth strategy, or that such acquisitions, if completed, will be successful.

        During 1998, the Company acquired a total of 34 companies, including eleven collection companies (one of which included a transfer station) in Vermont, five collection companies and two landfills in Central Pennsylvania, three collection companies and a transfer station in Central Massachusetts and twelve collection companies (one of which included a transfer station) in
Central Upstate New York. The aggregate cost of these acquisitions was approximately $61.4 million consisting of approximately $58.3 million in cash, $3.4 million in common stock and approximately $1.5 million in assumed liabilities. Acquisition integration costs for the year ended December 31, 1998, related to the acquisitions in Vermont, Central Pennsylvania, Central Massachusetts and Central Upstate New York, were approximately $1,865,000.

        The Company generated net cash from operating activities for 1998 approximately $592,000. In 1997, the Company used approximately ($4,586,000) for operating activities. The improved cash flow from operations in 1998 was due primarily to the increased revenues which were offset by related increases in cost of operations, integration costs and selling, general and administrative expenses. The remainder of the cash flow increase was due to changes in the operating assets and liabilities including increases in accounts payable, accrued expenses and deferred revenue. These were offset by an increase in accounts receivable.

        EBITDA increased by approximately $4,599,000 during 1998 to approximately $2,130,000 from negative EBITDA of approximately ($2,469,000) in 1997. As a percentage of revenue, EBITDA increased to 10.1% during 1998 from (71.4%) in 1997. Adjusted EBITDA increased by approximately $4,608,000 during 1998 to approximately $4,230,000 from negative Adjusted EBITDA of approximately ($378,000) in 1997. As a percentage of revenue, Adjusted EBITDA increased to 21.9% in 1998 compared to (10.9%) in 1997.

        Net cash used by investing activities during 1998 was approximately $71,939,000 compared to cash generated of approximately $706,000 in 1997. Of the net cash used by investing activities in 1998, approximately $58,340,000 million was used for the acquisition of landfill, collection and transfer operations in Vermont, Central Pennsylvania, Central Massachusetts and Central Upstate New York. In addition, the Company placed deposits for future acquisitions totaling $2,211,000. Additional capital expenditures of approximately $9,032,000 were made to develop Cell 2 at the Company's Moretown landfill and to increase operating efficiencies at the Company's Vermont, Central Pennsylvania, Central Massachusetts and Central Upstate New York operations. Other investing activity included the acquisition of various long-term permits necessary to operate the landfills and for long-term prepaid disposal costs. The net cash generated by investing activities for 1997 was primarily due to the reduction in collateral requirements on the Vermont Landfill closure and post-closure performance bond of approximately $1,000,000 and the proceeds from the sale of the Fairhaven equipment for approximately $800,000.
These were offset by capital expenditures at the Company's Vermont operation.

        The Company's capital expenditures and capital needs for acquisitions have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to complete acquisitions. Total capital expenditures are expected to further increase during 1999 due to acquisitions, ongoing construction of Cell 2 at the Moretown Landfill, the development and construction of the Mostoller and South Hadley Landfills and construction of the transfer station in Central Massachusetts.

        Net cash provided by financing activities during 1998 was approximately $68,576,000 compared to $6,579,000 in 1997. The increase in 1998 was due primarily to the receipt of the net proceeds of $58.3 million related to the 7% Convertible Subordinated Notes, borrowings under the Company's bank credit facility of $10 million, $7.5 million in additional short-term financing from a related party stockholder and borrowings for equipment purchases of approximately $9.0 million. The proceeds were offset by principal repayments of debt of approximately $15.2 million and dividend payments on the Preferred Stock of approximately $888,000.

        The Company has a $10 million line of credit facility with The Howard Bank, N.A. which was fully drawn as of December 31. The entire balance was repaid on March 2, 1999 with the proceeds from the Senior Notes. The Company is currently negotiating an expansion of this facility with The Howard Bank.

        At December 31, 1998, the Company had approximately $83.1 million of short-term and long-term debt.

        Based upon its current  operating  plan,  the Company  believes that its cash and cash equivalents, available borrowings, future cash flow from operations and the proceeds of future debt and equity financings will satisfy the Company's working capital needs for the foreseeable future. However, there can be no assurances in this regard. See Certain Factors Affecting Future
Operating Results-Substantial Increased Leverage," and "-Uncertain Ability to Finance the Company's Growth."

Certain Factors Affecting Future Operating Results

History of Losses

         During the fiscal years ending December 31, 1998, 1997 and 1996, the Company suffered net losses (including non-recurring charges) of approximately ($6,496,000), ($5,589,000), and ($13,890,000), respectively, on revenues of
$21,045,000,   $3,458,000,   and   $1,496,000,   respectively.   Following   its
restructuring in 1996 in which the Company directed its focus on becoming an integrated solid waste management company, the Company implemented a business strategy based on aggressive growth through acquisitions. The Company's ability to become profitable, and to maintain such profitability, as it pursues its business strategy will depend upon several factors, including its ability to (i) execute its acquisition strategy and expand its revenue generating operations while not proportionately increasing its administrative overhead, (ii) locate sufficient additional financing to fund acquisitions, and (iii) continually adapt to changing conditions in the competitive market in which it operates. Outside factors, such as the economic and regulatory environments in which it operates will also have an effect on the Company's business.

Substantial Increased Leverage

        In connection with its business strategy, the Company has incurred and expects to incur substantial indebtedness, resulting in a highly leveraged capital structure. The Company's substantial indebtedness could have important consequences, including limiting the Company's ability to fund future working capital, capital expenditures and other general corporate requirements. This may increase the Company's vulnerability to adverse economic and industry conditions; requiring the Company to dedicate a substantial portion of its cash flow from operations to payments on the Company's indebtedness, thereby reducing the availability of the Company's cash flow to fund working capital, capital expenditures and other general corporate purposes; limiting the Company's flexibility in planning for, or reacting to, changes in the Company's business and the industry in which the Company operates; placing the Company at a competitive disadvantage compared to the Company's competitors that have less indebtedness and limiting the Company's ability to borrow additional funds.

Uncertain Ability to Finance the Company's Growth

        The Company will require substantial funds to complete and bring to commercial viability all of its currently planned projects. The Company also anticipates that future business acquisitions will be financed through cash from operations, the proceeds from the Senior Notes, borrowings under its bank credit facility, offering the Company's stock as consideration for acquisitions or additional equity or debt financings. Therefore, the Company's ability to satisfy its future capital and operating requirements is dependent on a number of pending or future financing activities, none of which is assured successful completion.

Ability to Identify, Acquire and Integrate Acquisition Targets

        The future success of the Company is highly dependent upon the Company's continued ability to successfully identify, acquire and integrate additional solid waste collection, recycling, transfer and disposal businesses. As competition for acquisition candidates increases within the solid waste management industry, the availability of suitable candidates at terms favorable to the Company may decrease. The Company competes for acquisition candidates with larger, more established companies that may have significantly greater capital resources than the Company, which can further decrease the availability of suitable acquisition candidates. There can be no assurance that the Company will be able to identify suitable acquisition candidates, obtain necessary financings on favorable terms or successfully integrate any acquisitions with current operations.

        The Company believes that a significant factor in its ability to consummate acquisitions will be the attractiveness of the Company's Common Stock as consideration for potential acquisition targets. This attractiveness may, in large part, be dependent upon the relative market price and capital prospects of the Company's equity securities as compared to the equity securities of its competitors. If the market price of the Company's Common Stock were to decline, the Company's ability to implement its acquisition program through the issuance of its Common Stock could be materially adversely affected.

Ability to Manage Growth

        The Company's objective is to continue to grow by expanding its services in markets where it can be one of the largest and most profitable fully-integrated solid waste management companies. Accordingly, the Company may experience periods of significant rapid growth. Such growth, if it were to occur, could place a significant strain on the Company's management and its operational, financial and other resources. Any failure to expand its operational and financial systems and controls or to recruit appropriate personnel in an efficient manner at a pace consistent with such growth could have a material adverse effect on the Company's business, financial condition and results of operations.

        The  Company's   future  success  is  also  highly  dependent  upon  its
continuing ability to identify, hire, train and motivate highly qualified personnel. The Company faces competition for hiring such personnel from other companies, government entities and other organizations. There can be no assurance that the Company will be successful in attracting and retaining qualified personnel as required for its projected operations. The inability to attract and retain qualified personnel could have a material adverse effect upon the Company's business, financial condition and results of operations.

Limitations on Landfill Permitting and Expansion

The Company's operations depend on its ability to expand the landfills it owns or operates and develop or acquire new landfill sites. There can be no assurance that the Company will be successful in obtaining new landfill sites or expanding the permitted capacity of its existing landfills. The process of obtaining required permits and approvals to operate and expand landfills and transfer stations has become increasingly difficult and expensive. The process can take several years and involves hearings and compliance with zoning, environmental and other requirements. There can be no assurance that the Company will be successful in obtaining and maintaining required permits. Even when granted, final permits to expand are often not approved until the remaining capacity of a landfill is very low. In the event the Company exhausts its permitted capacity at one of its landfills, the Company's ability to expand internally will be limited and the Company will be required to cap and close such landfill. In addition, the Company could be forced to dispose of its waste at landfills operated by its competitors. The additional costs could have a material adverse effect on the Company's business.

Dependence on Management

        The Company's future success is highly dependent upon the services of its executive officers, particularly Philip Strauss, Chairman, Chief Executive Officer and President of the Company, and Robert Rivkin, Executive Vice President-Acquisitions, Chief Financial Officer, Treasurer and Secretary of the Company. The Company has obtained key executive insurance policies in the amount of $1.0 million with respect to each of Messrs. Strauss and Rivkin. The loss of the services of Mr. Strauss or Mr. Rivkin could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

        The solid waste management industry is highly competitive, very fragmented and requires substantial labor and capital resources. Competition exists for collection, recycling, transfer and disposal services, and acquisition targets. The markets the Company competes or is likely to compete in are usually served by one or more of the large national, regional or local solid waste companies who may have accumulated substantial goodwill and/or have greater financial, marketing or technical resources than those available to the Company. The Company also competes with counties, municipalities and operators of alternative disposal facilities that operate their own waste collection and disposal facilities. The availability of user fees, charges or tax revenues and the availability of tax-exempt financing may provide a competitive advantage to the public sector. Additionally, alternative disposal facilities such as recycling and incineration may reduce the demand for the disposal of solid waste in landfills. Competition for waste collection and disposal business is based on price, the quality of service and geographical location. From time to time, competitors may reduce the price of their services in an effort to expand or maintain market share or to win competitively bid contracts. There can be no assurance that the Company will be able to successfully bid such contracts or compete with the larger and better-capitalized companies. Geographic Concentration of Operations

        The Company has established solid waste management operations in Vermont, Central Pennsylvania, Central Massachusetts and Central Upstate New York. Since the Company's current primary source of revenues will be concentrated in these geographic locations, the Company's business, financial condition and results of operations could be materially affected by, without limitation, the following: (i) downturns in these local economies, (ii) severely harsh weather conditions and (iii) state regulations. Additionally, the growing competition within the local economies for waste streams may make it increasingly difficult to expand within these regions. There can be no assurance that the Company will be able to continue to increase the waste stream to its landfills or be able to expand its geographic markets to mitigate the effects of adverse events that may occur in these regions.

Seasonally

        The Company's revenues and results of operations tend to vary seasonally. The winter months of the fourth and first quarters of the calendar year tend to yield lower revenues than those experienced in the warmer months of the second and third quarters. The primary reasons for lower revenues in the winter months include, without limitation: (i) harsh winter weather conditions which can interfere with collection and transportation, (ii) the construction and demolition activities which generate landfill waste are primarily performed in the warmer seasons and (iii) the volume of waste in the region is generally lower than that which occurs in warmer months. The Company believes that the seasonally of the revenue stream will not have a material adverse effect on the Company's business, financial condition and results of operations on an annualized basis.

Environmental and Government Regulations

        The Company and its customers operate in a highly regulated environment, and in general the Company's landfill projects will be required to have federal, state and/or local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. In addition, if new environmental legislation or regulations are adopted or existing legislation or regulations are amended or are interpreted or enforced differently, the Company or its customers may be required to obtain additional operating permits or approvals. There can be no assurance that the Company will meet all of the applicable regulatory requirements. Any delay in obtaining required permits or approvals will tend to cause delays in the Company's ability to obtain project financing, resulting in increases in the Company's need to invest working capital in projects prior to obtaining more permanent financing, and will also tend to reduce project returns by deferring the receipt of project revenues. In the event that the Company is required to cancel any planned project as a result of the inability to obtain required permits or other regulatory impediments, the Company may lose any investment it has made in the project up to that point, and the cancellation of any landfill projects may have a materially adverse effect on the Company's financial condition and results of operations.

Potential Environmental Liability and Adverse Effect of Environmental Regulation

        The Company's business exposes it to the risk that it will be held liable if harmful substances escape into the environment and cause damages or injuries as a result of its operating activities. Moreover, federal, state and local environmental legislation and regulations require substantial expenditures and impose significant liabilities for non-compliance. The Company believes that it is currently in material compliance with all applicable environmental laws.

Potential Adverse Community Relations

        The potential exists for unexpected delays, costs and litigation resulting from community resistance and concerns relating to existing and acquired operations and proposed future development of solid waste facilities.

Performance or Surety Bonds and Letters of Credit

The Company may be required to post a performance bond, surety bond or letter of credit to ensure proper closure and post-closure monitoring and maintenance at its landfills and transfer stations. Failure to obtain performance bonds, surety bonds or letters of credit in sufficient amounts or at acceptable rates may have a material adverse effect on the Company's business, financial condition and results of operations.

Environmental Impairment Liability Insurance

        The Company has obtained environmental impairment liability insurance covering claims for the sudden or gradual onset of environmental damage to the extent of $5 million per landfill. If the Company were to incur liability for environmental damage in excess of its insurance limits, its financial condition could be adversely affected. The Company also carries a comprehensive general liability insurance policy, which management considers adequate at this time to protect its assets and operations from other risks.

Adequacy of Accruals for Closure and Post-Closure Costs

        The Company has material financial obligations relating to closure and post-closure costs of its existing landfills and any landfill it may purchase or operate in the future. The Company estimates and accrues closure and post-closure costs based on engineering estimates of landfill usage and remaining landfill capacity. There can be no assurance that the Company's financial obligations for closure and post-closure costs will not exceed the amount accrued, which, if it occurs, may have a material adverse effect on the Company's business, financial condition and results of operations.

Capital Expenditures

        The Company capitalizes, in accordance with GAAP, certain expenditures and advances relating to acquisitions, pending acquisitions and landfill projects. The Company's policy is to expense in the current period all unamortized capital expenditures and advances relating to any operation that is permanently shut down or any acquisition that will not be consummated and any landfill project that is terminated. Thus, the Company may be required to incur a charge against earnings in future periods that could have a material adverse effect on the Company's business, financial condition and results of operations.

Year 2000 Compliance

         The  statements  in  the  following  section  include  the  "Year  2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. Please refer to the information located at the beginning of this Item 7 regarding forward-looking statements contained in this section.

         The Company is assessing the readiness of its systems for handling the Year 2000. Although the assessment is still underway, management currently believes that all material systems will be compliant by Year 2000 and that the costs associated with this are not material. The Company has incurred only minimal costs to date associated with the Year 2000 issue.

         The Company is in the process of identifying key third-party vendors to understand their ability to continue providing services through Year 2000. The Company uses well-regarded nationally known software vendors for both its general accounting applications and industry-specific customer information and billing systems. The Company is implementing a new general accounting package which will be fully Year 2000 compatible, and the provider of the solid waste industry customer information and billing system is Year 2000 compatible. The Company's banking arrangements are with national banking institutions, which are taking all necessary steps to insure its customers' uninterrupted service throughout applicable Year 2000 timeframes. The Company's payroll is performed out-of-house by the largest provider of third party payroll services in the country, which has made a commitment of uninterrupted service to their customers throughout applicable Year 2000 timeframes.

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

Item 8.  Financial Statements and Supplementary Data

            WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

               Index to Consolidated Financial Statements


                                                                            Page

Independent Auditors' Report                                                  27

Consolidated Balance Sheets at December 31, 1998 and 1997                     28

Consolidated Statements of Operations for the years ended
     December 31, 1998, 1997 and 1996                                         29

Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996                                      30-31

Consolidated Statements of Stockholders' Equity (Deficit)
     for the years ended December 31, 1998, 1997 and 1996                     32

Notes to Consolidated Financial Statements                                 33-48

                           Independent Auditors' Report


The Board of Directors
Waste Systems International, Inc.:

We have audited the accompanying consolidated balance sheets of Waste Systems International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Systems International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP


Boston, Massachusetts
March 12, 1999


                                    WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                                 Consolidated Balance Sheets



                                                                                    December 31,     December 31,
                             Assets                                                    1998              1997
                             ------
                                                                                 ----------------  ----------------
Current assets:
      Cash and cash equivalents                                                  $       193,613   $     2,964,274
      Accounts receivable, less allowance for doubtful accounts of                             -                 -
          $222,028 and $45,833 in 1998 and 1997, respectively                          5,235,534           944,793
      Prepaid expenses and other current assets  (Note 4)                              4,769,285         1,366,092
                                                                                 ----------------  ----------------
          Total current assets                                                        10,198,432         5,275,159

Restricted cash and securities                                                            39,842           254,000
Property and equipment, net (Notes 2, 3 and 5)                                        44,685,735        12,487,183
Intangible assets, net (Notes 2, 3 and 6)                                             38,059,374            96,832
Other assets                                                                           3,133,316           447,080
                                                                                 ----------------  ----------------
          Total assets                                                           $    96,116,699   $    18,560,254
                                                                                 ================  ================


          Liabilities and Stockholders' Equity

Current liabilities:
      Current portion of long-term debt and notes payable (Note 7)               $     8,259,922   $       843,831
      Accounts payable                                                                 3,849,632           353,937
      Accrued expenses (Note 8)                                                        2,742,409         2,544,995
      Deferred revenue                                                                 1,866,128                 -
                                                                                 ----------------  ----------------
          Total current liabilities                                                   16,718,091         3,742,763

Long-term debt and notes payable (Note 7)                                             64,861,187         7,201,262
Landfill closure and post-closure costs (Notes 2 and 10)                               2,798,597         1,644,000
                                                                                 ----------------  ----------------
          Total liabilities                                                           94,377,875        12,588,025
                                                                                 ----------------  ----------------

Commitments and Contingencies (Note 11)

Stockholders' equity (Notes 12, 13, 14 and 20):
      Common stock, $.01 par value.  Authorized 30,000,000 shares;
          11,718,323 and 3,893,415 shares issued and outstanding at
          December 31, 1998 and 1997, respectively                                       117,184            38,934
      Preferred stock, $.001 par value.  Authorized 1,000,000 shares:
          Series A Convertible Preferred Stock; 200,000 shares designated,
          0 and 92,580 shares issued and outstanding at December 31, 1998
          and 1997, respectively                                                               -         9,257,807
          Series B Convertible Preferred Stock; 100,000 shares designated,
          0 and 40,488 shares issued and outstanding at December 31, 1998
          and 1997, respectively                                                               -         4,048,750
      Additional paid-in capital                                                      37,810,712        21,432,437
      Accumulated deficit                                                            (36,189,072)      (28,805,699)
                                                                                 ----------------  ----------------
          Total stockholders' equity                                                   1,738,824         5,972,229
                                                                                 ----------------  ----------------
          Total liabilities and stockholders' equity                             $    96,116,699   $    18,560,254
                                                                                 ================  ================

  See accompanying notes to consolidated financial statements.


                                  WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                         Consolidated Statements of Operations


                                                                                Years ended December 31,
                                                                  -----------------------------------------------------
                                                                          1998              1997              1996
                                                                    ---------------   ---------------   ---------------

Revenues                                                            $   21,044,584    $    3,457,692    $   1,495,606
                                                                    ---------------   ---------------   ---------------
Cost of operations:
     Operating expenses                                                 12,399,529         1,718,214           920,553
     Depreciation and amortization                                       4,501,424           692,224           369,785
     Acquisition integration costs (Note 3)                              1,864,535                 -                 -
     Write-off of project development costs (Note 17)                      235,464         1,495,388         6,652,075
                                                                    ---------------   ---------------   ---------------
             Total cost of operations                                   19,000,952         3,905,826         7,942,413
                                                                    ---------------   ---------------   ---------------
            Gross profit (loss)                                          2,043,632          (448,134)       (6,446,807)

Selling, general and administrative expenses                             4,482,478         2,138,180         2,442,816
Amortization of prepaid consulting fees                                          -                 -           834,375
Restructuring (Note 16)                                                          -           596,426         1,741,729
                                                                    ---------------   ---------------   ---------------
            Loss from operations                                        (2,438,846)       (3,182,740)      (11,465,727)
                                                                    ---------------   ---------------   ---------------

Other income (expense):
     Royalty and other income (expense), net                              (134,455)         (515,875)          935,358
     Interest income                                                       441,069           172,363           178,224
     Interest expense and financing costs                               (4,073,693)       (1,354,614)       (1,182,118)
     Write-off of accounts receivable (Note 15)                                  -          (568,217)                -
     Equity in loss of affiliate                                                 -                 -           (96,144)
     Write-off of assets                                                         -                 -           (21,858)
                                                                    ---------------   ---------------   ---------------
            Total other income (expense)                                (3,767,079)       (2,266,343)         (186,538)
                                                                    ---------------   ---------------   ---------------

            Loss before income tax expense (benefit), discontinued
                operations and extraordinary item                       (6,205,925)       (5,449,083)      (11,652,265)

Income tax expense (benefit)  (Note 9)                                      43,174             5,622           (23,456)
     Loss from continuing operations                                    (6,249,099)       (5,454,705)      (11,628,809)
Discontinued operations (Note 16)                                                -                 -        (2,260,963)
                                                                    ---------------   ---------------   ---------------
     Loss before extraordinary item                                     (6,249,099)       (5,454,705)      (13,889,772)

Extraordinary item - loss on extinguishment of debt (Note 7)              (246,535)         (133,907)                -
                                                                    ---------------   ---------------   ---------------
     Net loss                                                           (6,495,634)       (5,588,612)      (13,889,772)

Preferred stock dividends (Note 13)                                        887,869                 -                 -
                                                                    ---------------   ---------------   ---------------

            Net loss available for common shareholders              $   (7,383,503)   $   (5,588,612)   $  (13,889,772)
                                                                    ===============   ===============   ===============

Basic net loss per share:
     Loss from continuing operations                                $        (0.85)   $        (1.51)   $        (4.10)
     Discontinued operations                                                     -                 -             (0.80)
     Extraordinary item                                                      (0.03)            (0.04)                -
                                                                    ---------------   ---------------   ---------------

Basic net loss per share                                                     (0.88)            (1.55)            (4.90)
     Preferred stock dividends                                               (0.12)                -                 -
                                                                    ---------------   ---------------   ---------------

Basic net loss available for common shareholders                    $        (1.00)   $        (1.55)$  $        (4.90)

Weighted average number of shares used in
     computation of basic net loss per share                             7,389,547         3,612,623         2,834,841
                                                                    ===============   ===============   ===============


  See  accompanying  notes to consolidated  financial statements.


                                   WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                          Consolidated Statements of Cash Flows


                                                                                   Years ended December 31,
                                                                     -----------------------------------------------------
                                                                             1998               1997              1996
                                                                     ------------------  ----------------  ---------------
Cash flows from operating activities:
    Net loss                                                         $      (6,495,634)  $    (5,588,612)  $  (13,889,772)
    Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:
       Depreciation and amortization                                         5,248,354           900,549        1,556,380
       Extraordinary loss on extinguishment of debt                            246,535           133,907                -
       Accrued landfill closure and post-closure costs                       1,154,597           124,000           20,000
       Write-off of project development costs                                  235,284         1,495,388        6,652,075
       Write-off of accounts receivable and other assets                             -           568,217           21,858
       Discontinued operations                                                       -                 -        2,260,963
       Minority interest                                                             -                 -          (12,655)
       Equity in loss of affiliate                                                   -                 -           96,144
       Issuance of common stock for services                                    12,500            44,854           17,157
       Allowance for doubtful accounts                                         176,195            23,333           10,000
       Changes in assets and liabilities:
          Accounts and notes receivable                                     (2,004,616)           73,503          375,519
          Prepaid expenses and other current assets                           (861,529)         (242,092)          16,558
          Accounts payable                                                   1,372,730        (1,175,139)      (1,253,507)
          Accrued expenses                                                     640,869            62,463          777,516
          Deferred revenue                                                   1,645,124                 -                -
                                                                     ------------------  ----------------  ---------------
       Net cash used by continuing operations                                1,370,409        (3,579,629)      (3,351,764)
       Net cash used by discontinued operations and restructuring             (778,609)       (1,006,488)        (560,377)
                                                                     ------------------  ----------------  ---------------
          Net cash provided (used) by operating activities                     591,800        (4,586,117)      (3,912,141)
                                                                     ------------------  ----------------  ---------------
Cash flows from investing activities:
    Proceeds from sale of assets                                                     -           800,000          127,500
    Net assets acquired through acquisitions                               (58,340,223)                -
    Restricted cash and securities                                             214,158           956,017       (1,022,517)
    Investment in affiliate                                                          -                 -          (86,115)
    Landfills                                                               (5,372,481)         (307,552)      (5,199,493)
    Landfill and other development projects                                    (99,655)         (263,868)        (467,855)
    Land, buildings, facilities and improvements                              (664,264)                -
    Machinery and equipment                                                   (189,215)         (114,330)        (914,600)
    Rolling stock                                                           (1,403,747)         (122,905)               -
    Containers                                                                (617,813)         (189,109)         (16,716)
    Office furniture and equipment                                            (684,515)                -
    Deposits for future acquisitions                                        (2,210,667)                -                -
    Intangible assets                                                         (709,881)                -          (35,261)
    Other assets                                                            (1,860,527)          (52,127)         (26,162)
                                                                     ------------------  ----------------  ---------------
          Net cash provided (used) by investing activities                 (71,938,830)          706,126       (7,641,219)
                                                                     ------------------  ----------------  ---------------
Cash flows from financing activities:
    Deferred financing and registration costs                               (1,808,962)          (56,098)         (86,074)
    Net borrowings and advances
       from stockholders and related parties                                         -                 -         (114,575)
    Repayments of notes payable and long-term debt                         (15,217,063)       (2,445,476)        (426,734)
    Borrowings from notes payable and long-term debt                        86,449,857         1,143,861        1,117,982
    Proceeds from issuance of common stock                                      40,406           686,724        6,090,473
    Proceeds from issuance of Series A preferred stock                               -         7,250,478                -
    Dividends paid                                                            (887,869)                -
                                                                     ------------------  ----------------  ---------------

          Net cash provided by financing activities                         68,576,369         6,579,489        6,581,072
                                                                     ------------------  ----------------  ---------------
Increase (decrease) in cash and cash equivalents                            (2,770,661)        2,699,498       (4,972,288)
Cash and cash equivalents, beginning of year                                 2,964,274           264,776        5,237,064
                                                                     ------------------  ----------------  ---------------
Cash and cash equivalents, end of year                               $         193,613   $     2,964,274   $      264,776
                                                                     ==================  ================  ===============


  See accompanying  notes to consolidated  financial statements.



Supplemental disclosures of cash flow information:

     During the years ended December 31, 1998, 1997 and 1996, cash paid for interest was $3,715,304, $1,493,221, and $1,201,864, respectively.

Supplemental disclosures of non-cash activities:

     During 1998, 1997 and 1996 the Company acquired assets of $2,113.591, $2,190,050 and $683,777 respectively, under capital lease obligations.

     In connection with the Company's acquisitions, during 1998, the Company acquired property and equipment of $24,297,759, intangible assets of $35,170,590 and other assets of $336,619. The Company paid $58,340,233 in cash and assumed liabilities from the acquired companies of $1,464,735.

     During 1998, the Company converted 92,580 shares or $9,257,807 of its Series A Preferred Stock into 6,590,577 shares of its Common Stock.

     On September 22, 1998, the Company issued 455,922 shares of its Common Stock in connection with the acquisition of Mattei-Flynn Trucking, Inc.

     On May 22, 1998, the Company issued 111,110 shares of its Common Stock in connection with the acquisition of Eagle Recycling, Inc. and Horvath S anitation, Inc.

     On May 14, 1998, the Company converted 40,488 shares or $4,048,750 of its Series B Preferred Stock into 623,808 shares of its Common Stock.

     In December 1997, the Company converted $3,950,000, plus accrued interest, of its 10% Convertible, Redeemable, Subordinated Notes due October 6, 2000 for 40,488 shares of its Series B Convertible Preferred Stock.

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

                                              WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                          Consolidated Statements of Stockholders' Equity (Deficit)

                              Preferred Stock       Preferred Stock                           Additional               Stockholders'
                                  Series A              Series B            Common Stock       paid-in     Accumulated     equity
                             Shares     Amount     Shares     Amount     Shares     Amount     capital       deficit     (deficit)
                            --------- ---------- ---------- ---------- ---------- ---------- ------------ ------------- ------------

Balance, December 31, 1995          -          -          -          -  2,341,268  $ 23,413  $12,595,504  $ (9,327,315) $ 3,766,601

Exercise of Warrants to purchase
  1,728 shares of common stock
  at $11.45 per share               -          -          -          -      1,728        17       19,769              -      19,786

Exercise of merger-related Placement
  Agent Warrants to purchase 1,755
  shares of common stock at
  $11.50 per share                  -          -          -          -      1,755        18       20,165              -      20,183

Exercise of merger-related Placement
  Agent Warrants to purchase 6,444
  shares of common stock at
  $11.50 per share                  -          -          -          -      6,444        64       74,042              -      74,106

Exercise of Options to purchase
  656 shares of common stock
  at $10.00 per share               -          -          -          -        656         7        6,555              -       6,562

Issuance of common stock at $9.70
  per share, through private placement
  in June, 1996                     -          -          -          -    660,949     6,609    6,404,591              -   6,411,200

Expenses incurred in connection with
  the private placement in
  June, 1996                        -          -          -          -          -          -    (651,926)             -    (651,926)

Exercise of Options to purchase
  656 shares of common stock
  at $10.00 per share               -          -          -          -        656         7        6,555              -       6,562

Issuance of common stock at $11.25
  per share, net of 50% discount
  due to restrictions on sale,
  for director's fee                -          -          -          -      2,000        20       11,230              -      11,250

Conversion of convertible debentures,
  plus accrued interest at a conversion
  price of $9.16                                                          313,992     3,140    2,874,285                  2,877,425

Reclassification of deferred financing
  costs related to convertible debentures
  converted to common stock                                                                     (235,888)                  (235,888)

Exercise of Series C Warrants to purchase
  400 shares of common stock at
  $10.00 per share                  -          -          -          -        400         4        3,996              -       4,000


Issuance of common stock at $7.50
  per share, net of 50% discount
  due to restrictions on sale,
  for directors fee                                                         1,575  $     16  $     5,890                      5,906

Issuance of common stock at $6.85
  per share, in exchange for debt
  in November 1996                  -          -          -          -     29,091       291      199,709              -     200,000

Net loss for the year ended
  December 31, 1996                 -          -          -          -          -          -            -  (13,889,772) (13,889,772)
                             -------- ---------- ---------- ---------- ---------- ---------- ------------ ------------- ------------
Balance, December 31, 1996          -          -          -          -  3,360,514    33,606   21,334,477   (23,217,087)  (1,374,005)

Issuance of common stock at
  $2.50 per share, in connection
  with a private placement,
  January 1997                      -          -          -          -    172,000     1,720      428,280              -     430,000

Issuance of Series A Convertible
  Preferred Stock, 8% cumulative
  annual dividend, convertible
  into common stock at a price
  of $1.406 per share,
  June 1997                   97,380  9,737,807           -          -          -          -    (892,475)             -   8,845,332

Issuance of common stock at $3.75
  per share, in connection with the
  purchase of minority interest in
  the Company's collection operations
  in Vermont, September 1997        -          -          -          -     18,667       187       69,813              -      70,000

Exercise of Series E Warrants to
  purchase 901 shares of common
  stock at $17.50 per share,
  November 1997                     -          -          -          -        901         9       15,755              -      15,764

Conversion of Series A Convertible
  Preferred Stock for common stock
  at $1.406 per share, September
  and October 1997            (4,800)  (480,000)          -          -    341,334     3,413      476,587              -            -

Issuance of Series B Convertible
  Preferred Stock, 6% cumulative
  annual dividend, convertible into
  common stock at a price of $6.26
  per share, December 30, 1997      -          -    40,488  4,048,750           -          -            -             -   4,048,750

Net loss for the year ended
  December 31, 1997                 -          -          -          -          -          -            -   (5,588,612)  (5,588,612)
                             -------- ---------- ---------- ---------- ---------- ---------- ------------ ------------- ------------
Balance, December 31, 1997    92,580  9,257,807     40,488  4,048,750   3,893,415    38,935   21,432,437   (28,805,699)   5,972,230

Conversion of Series B Preferred
  Stock to equity                   -          -   (40,488)(4,048,750)    623,808     6,238    4,042,512              -            -

Conversion of Series A Preferred
  Stock to equity            (92,580)(9,257,807)          -          -  6,590,577    65,906    9,191,901              -            -

Expenses associated with
  equity transactions                                                                           (256,101)                  (256,101)

Common Stock issued for services                                           14,766       148       12,352                     12,500

Common Stock issued in business
  combinations
                                                                          567,032     5,670    3,347,494                  3,353,164
Exercise of options to purchase
  common stock                                                             28,725       287       40,117                     40,404

Dividends paid on preferred stock                                                                             (887,869)    (887,869)

Net loss for the year ended
  December 31, 1998                                                                                         (6,495,634)  (6,495,634)

                             -------- ---------- ---------- ---------- ---------- ---------- ------------ ------------- ------------
Balance, December 31, 1998          - $        -          - $        - 11,718,323 $ 117,184  $37,810,712  $(36,189,202) $ 1,738,694
                             -------- ---------- ---------- ---------- ---------- ---------- ------------ ------------- ------------


          See accompanying notes to consolidated financial statements


                 WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  1.      Business and Nature of Operations

The Company is an integrated solid waste management company providing non-hazardous waste collection, recycling, transfer and disposal services to approximately 52,000 commercial, industrial, residential and municipal customers located in 4 states in the Northeast and Mid-Atlantic regions of the country as of December 31, 1998.

On March 2, 1999, the Company completed an offering of $100.0 million in 11.5% Senior Notes (the "Senior Notes") and warrants to purchase an aggregate of 1,500,000 shares of common stock at an exercise price of $6.25 per share (the "Warrants"). The Company used a portion of the proceeds from the Senior Notes to repay certain debt obligations and to repurchase 497,778 shares of the Company's common stock from the Federal Deposit Insurance Corporation (FDIC). The Company intends to use the balance of the proceeds for general corporate purposes, including possible future acquisitions and working capital. In addition, since December 31, 1998 the Company has completed six acquisitions, consisting of 5 collection operations and one landfill. See Footnote 20 "Subsequent Events".

Note  2.      Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments: Statement of Financial Accounting Standards No. 102, "Disclosures About the Fair Value of Financial Instruments", requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. Management has determined that the carrying value of its financial assets and liabilities approximates fair value at December 31, 1998.

Property and Equipment: Property and equipment are stated at cost. The cost of all maintenance and repairs are charged to operations as incurred. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

              Buildings, facilities and improvements                 10-30 years
              Machinery and equipment                                 3-10 years
              Rolling stock                                           3-10 years
              Containers                                              5-10 years
              Office equipment                                         3-5 years

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

Interest is capitalized on landfill development costs related to permitting, site preparation, and facility construction during the period that these assets are undergoing activities necessary for their intended use. Interest costs of approximately $360,000, $24,000 and $42,000 were capitalized during 1998, 1997 and 1996, respectively.

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

Landfill Closure and Post-Closure Costs: The Company has a material financial obligation relating to closure and post-closure activities for landfills it owns or operates. Accordingly, the Company estimates and accrues closure and post-closure costs on a unit-of-production basis over each landfill's estimated remaining permitted airspace capacity. The accrual is based on final capping of the site, site inspection, leachate management, methane gas control and recovery, groundwater monitoring, and operation and maintenance costs to be incurred during the period after the facility closes. The estimated costs are expressed in current dollars and are not discounted to reflect timing of future expenditures. The Company has accrued approximately $2.8 million and $1.6 million for closure and post-closure costs at December 31, 1998 and 1997, respectively. The engineering and accounting staffs of the Company periodically review its future obligation for closure and post-closure costs. If estimates of the permitted air space capacity or the estimated costs of closure and post-closure have changed, the Company revises the rates at which it accrues the future costs.

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

Revenue Recognition: The Company's revenues are derived primarily from its collection, recycling, transfer and disposal services. The Company records revenues when the services are performed. The Company occasionally bills customers in advance of providing the services. Advanced billings are recorded as deferred revenue.

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

Earnings Per Share: In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements. Weighted average number of common and common equivalent shares outstanding and earnings per common and common equivalent shares have been restated to give effect to a one-for-five reverse stock split effective February 18, 1998.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of: The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of", on January 1, 1997, for the year ended December 31, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity in 1998 or 1997.

Reclassifications: Certain amounts in prior year financial statements have been reclassified to conform to their 1998 presentation.

Note  3.  Acquisitions

During 1998, the Company acquired a total of 34 companies, including eleven collection companies (one of which included a transfer station) in Vermont, five collection companies and two landfills in Central Pennsylvania, three collection companies and a transfer station in Central Massachusetts and twelve collection companies (one of which included a transfer station) in Central Upstate New York. The aggregate cost of these acquisitions was approximately $63.2 million consisting of approximately $58.3 million in cash, $3.4 million in stock and approximately $1.5 million in assumed liabilities. The acquisitions have all been recorded using the purchase method of accounting and accordingly, the results of operations of the acquired companies are included in the consolidated statements of operations since the respective dates of acquisition. The purchases prices were allocated to the assets and liabilities of the acquired companies based on their respective fair values at the dates of acquisition as follows: the Company acquired property and equipment of $24,298,000, intangible assets of $35,171,000 and other assets of $337,000.

Acquisition integration costs consist of one-time, non-recurring costs, which in the opinion of management have no future value and, therefore, are expensed. Such costs include termination and retention of employees, lease termination costs, costs related to the integration of information systems and costs related to the change of name of the acquired company or business. These charges are estimated and accrued at the time the acquisition is closed. The estimates are reviewed frequently by Company management and the related operation teams integrating the new acquisitions and adjusted as required. Acquisition integration costs totaled $1,865,000 for 1998.

The following unaudited pro forma financial information presents the combined results of operations of the Company and the aggregate of the acquired entities for the years ended December 31, 1998 and 1997 as if the acquisitions had occurred as of January 1, 1998 and 1997, respectively, after giving effect to certain adjustments, including amortization of intangibles and additional depreciation of property and equipment. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the aggregate of the acquired entities constituted a single entity during such period.

                                December 31,1998               December 31, 1997
                                  (unaudited)                    (unaudited)

  Net revenue                     $ 31,546,000                    $31,018,000
                                   ============                    ===========

  Net loss                        $ (4,631,000)                   $(5,128,000)
                                   =============                   ============

  Basic loss per share            $     (0.63)                    $   (1.42)
                                    ============                   ============


Note  4.      Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following;

                                                          December 31,
                                                    1998                1997
                                             -----------------------------------

 Deposits for future acquisitions             $ 2,210,667          $     132,893
 Prepaid disposal costs                         1,922,792                    -
 Prepaid permit costs                                 -                  502,974
 Due from former employee                             -                  300,000
 Other prepaid expenses                           635,826                430,225
                                            --------------           -----------

 Total prepaid expenses and
     other current assets                   $    4,769,285          $  1,366,092
                                            ==============          ============

Note  5.      Property and Equipment

Property and equipment are stated at cost and consist of the following;

                                                            December 31,
                                                    1998                1997
                                                --------------------------------
 Landfills                                    $ 18,631,409           $ 8,412,010
 Landfill and other development projects         8,778,901               691,225
 Buildings, facilities and improvements          4,701,245             1,490,964
 Machinery and equipment                         3,038,700             1,513,720
 Rolling stock                                   8,980,626               662,595
 Containers                                      4,104,397               401,941
 Office furniture and equipment                    713,235               333,017
                                              ------------            ----------
                                                48,948,513            13,505,472
 Less accumulated depreciation
    and amortization                           (4,262,778)           (1,018,289)
                                               -----------         -------------

 Property and equipment, net                   $44,685,735           $12,487,183
                                               ===========           ===========

Note  6.      Intangible Assets

Intangible assets consist of the following;

                                                          December 31,
                                                    1998                1997
                                                 -------------------------------
Goodwill                                      $   30,441,948         $    94,873
Non-compete agreements                             4,333,685                  -
Customer lists                                     3,841,599                  -
Other                                                713,235               3,354
                                                 ------------        -----------
                                                  39,330,467              98,227
    Less accumulated amortization                 (1,271,093)            (1,395)
                                                  -----------         ----------
 Total intangible assets                        $ 38,059,374         $    96,832
                                                 ============        ===========

Note  7.      Long-term Debt and Notes Payable

Long-term debt and notes payable consists of:
                                                             December 31,
                                                       1998                1997
                                                     ---------------------------
7% Convertible Subordinated Notes                $ 60,000,000    $          -
Howard Bank Credit Facility                        10,000,000            748,000
13% Short-term Notes                                7,500,000               -
10% Convertible Subordinated Debentures             1,850,000          4,425,000
Capital Leases                                      1,201,516          2,626,700
Equipment and Other Notes Payable                   2,569,593            245,393
                                                 -------------       -----------

                                                   83,121,109          8,045,093
   Less current portion                             8,259,922            843,831
                                                 -------------       -----------

     Long-term portion                           $ 74,861,187        $ 7,201,262
                                                  ============       ===========

Scheduled maturities of long-term debt and notes payable, excluding capital leases are as follows:

Payments due in the year ending December 31,
                  1999                                     $  8,176,268
                  2000                                       12,536,690
                  2001                                          530,953
                  2002                                          427,261
                  2003                                          248,421
                  Thereafter                                 60,000,000
                                                          -------------

                                                          $  81,919,593

7% Convertible Subordinated Notes: On May 13, 1998, the Company closed an offering of $60.0 million in 7% Convertible Subordinated Notes (the "Notes" or "7% Subordinated Notes"), which resulted in net proceeds to the Company of approximately $58.3 million. The Notes mature in May 2005, and bear interest at 7.0% per annum, payable semi-annually in arrears on each June 30 and December
31. The Notes and any accrued but unpaid interest are convertible into Common Stock at a conversion price of $10.00 per share. The shares are convertible at the option of the holder at any time and can be mandatorily converted by the Company after 2 years if the Company's Common Stock closing price equals or exceeds the conversion price of $10.00 per share for a period of 20 consecutive trading days. The Company used the majority of the proceeds from the Notes to repay existing debt of approximately $11.7 million and complete several acquisitions. As a result of the debt payoffs, the Company recorded an extraordinary loss on extinguishment of debt of approximately $247,000 during 1998. In March 1999, the Company exchanged 2,244,109 shares of the Company's Common Stock for $10,390,000 of the Notes. (See Footnote 20 "Subsequent Events")

Howard Bank Credit Facility: On March 31, 1997, the Company closed a $1.0 million term loan with The Howard Bank of Burlington, Vermont. During 1998, the loan was renegotiated as part of a line of credit for $10,000,000. The line of credit was repaid in full in March 1999, with the proceeds of the Senior Notes. See Footnote 20 "Subsequent Events". The Company is currently negotiating an expansion of this facility with The Howard Bank.

13% Short-term Notes. At December 31, 1998 the Company had outstanding debt in the principal amount of approximately $7.5 million to BIII Capital Partners, L.P., a significant shareholder of the Company. The debt consisted of 13% Short Term Notes due June 30, 1999. The Short Term Notes were repaid in full in March 1999, with the proceeds of the Senior Notes. See Footnote 20 "Subsequent Events".

10%  Convertible   Subordinated   Notes.  During  1995,  the  Company  closed  a
"Regulation S" offering of $11,225,000 in Convertible Subordinated Notes and Warrants to overseas investors, which resulted in net proceeds to the Company of $10,085,587. The Notes mature on September 30, 2000, and bear interest at 10%, payable quarterly. The Notes are convertible into Common Stock at $9.20 per share and are callable at the Company's option at any time if the closing sale price of the Common Stock exceeds $50.00 per share for a period of 20 consecutive trading days prior to redemption notice. The Notes have not been registered under the Securities Act and may not be sold in the United States without such registration or an applicable exemption from the requirement of registration.

On  December  31,  1997,  the  Company   converted   $3,950,000  of  Convertible
Subordinated Debentures and $110,625 of accrued interest into 40,488 shares of Series B Convertible Preferred Stock. See Footnote 13 "Preferred Stock".

Capital Leases.   The Company  leases  certain  facilities,  equipment,  and vehicles  under  agreements  which are classified as capital leases.

Leased capital assets included in property and equipment are as follows:
                                                           December 31,
                                                  1998                  1997

                  Land and Buildings           $ 1,327,161           $ 1,634,078
                  Machinery and equipment              -               1,881,630
                                              ------------             ---------

                                                 1,327,161             3,515,708
                      Accumulated depreciation    (38,667)             (207,053)
                                               ----------             ---------
                                              $  1,288,494           $ 3,308,655
                                              ============           ===========

Future  minimum  lease   payments,   by  year  and  in  the   aggregate,   under
non-cancelable capital leases and operating leases with initial or remaining terms of one year or more at December 31, 1998 are as follows:

                                               Capital                 Operating
                                                Leases                    Leases
Payments due in the year ending December 31,
                  1999                     $   200,040              $    313,883
                  2000                         200,040                   327,719
                  2001                         200,040                   351,215
                  2002                         200,040                   358,484
                  2003                         200,040                    94,366
                  Thereafter                   766,820                       -
                                              ----------              ----------

                  Minimum lease payments     1,767,020               $ 1,445,667
                                                                     ==========
Less: amount representing interest             565,504

Present value of net minimum lease payments  1,201,516
                      Less current portion      83,654

                  Long-term portion        $ 1,117,862
                                           ===========


The Company's rental expense for operating leases was $388,630, $81,757 and $293,766 for the years ended December 31, 1998, 1997 and 1996, respectively.

Equipment and Other Notes Payable, Equipment and other notes payable are secured by the respective equipment, and are payable monthly in varying amounts ranging from $1,686 To $18,524 With interest rates ranging from 8.0% to 8.5%. Most of the notes were repaid in March 1999 with the proceeds of the Senior Notes. See Footnote 20 "Subsequent Events".

Note  8. Accrued Expenses

Accrued expenses consisted of the following:

                                                          December 31,
                                                  1998                      1997
                                               ---------------------------------
Acquisition integration costs                 $  676,703              $       -
Interest                                         123,872                 103,578
Professional and consulting fees                 125,410                 265,024
Compensation and benefits                        432,089                  64,451
Other taxes and fees                             449,509                 271,718
Due to sellers                                   260,000                      -
Accrued disposal costs                           210,021                      -
Medical Waste litigation (See Note 15)            88,189                 300,000
Other                                            376,616                   5,615
Fairhaven landfill (See Note 17)                      -                  756,000
Restructuring (See Note 16)                           -                  778,609
                                               -----------               -------

                                              $ 2,742,409            $ 2,544,995
                                               ===========            ==========

Note  9.      Income Taxes


Income tax expense
    (benefit) consists of:              Current        Deferred          Total
 Year ended December 31, 1998:          ----------------------------------------

    Federal                           $      -        $     -        $      -
    State                                  43,174           -          43,174
                                        ----------------------------------------

                                      $    43,174      $     -       $ 43,174
                                        ========================================

Year ended December 31, 1997:
     Federal                          $      -         $     -       $     -
     State                                5,622              -           5,622
                                       -----------------------------------------

                                      $   5,622        $     -       $   5,622
                                        ========================================

Year ended December 31, 1996:
      Federal                         $     -          $    -        $      -
      State                              (23,456)           -          (23,456)
                                       ----------------------------------------

                                      $ (23,456)       $    -        $ (23,456)
                                       =========================================

A reconciliation between federal income tax expense (benefit) at the statutory rate and the Company's federal tax expense (benefit) is as follows for the years ended December 31:

                                      1998            1997            1996
                                     ---------------------------------------

Statutory Federal income tax
     (benefit)                    $ (2,193,836)   $ (1,898,217)  $ (4,717,894)
State taxes, net of Federal income
      tax benefit                   (3,460,328)       (530,947)    (1,210,466)
Valuation allowance                  5,533,239       2,432,087      5,898,245
Other                                  164,100           2,699          6,659
                                    -------------  --------------  -------------
                                 $     43,174      $     5,622   $   (23,456)
                                    ===========    ==============   ============


The tax effects of temporary differences between financial statement and tax accounting that gave rise to significant portions of the Company's net deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below.

                                                1998                    1997
                                             -------------          ----------
Deferred tax assets:
Accounts receivable allowance              $   303,207            $       11,528
Property and equipment depreciation                -                     194,942
Other accrued liabilities                      334,102                 4,371,736
Operating loss and credit carryforwards     14,864,820                 4,543,738
                                            ----------                 ---------

Gross deferred tax assets                   15,502,129                 9,121,944
 Less: valuation allowance                 (14,655,182)              (9,121,944)
                                          ------------               -----------

    Net deferred t                           846,947                         -

   Deferred tax liabilities:
 Total deferred tax liabilities             (846,947)                        -

    Net deferred tax liability           $          -         $              -
                                         ===============         ==============

At December 31, 1998 the Company had net operating loss carryforwards for Federal income tax purposes of approximately $34 million which generally are available to offset future Federal taxable income, if any, and which expire during the years ending December 31, 2010 through 2018. The Company underwent an ownership change as defined in Internal Revenue Code Section 382 on June 30, 1997 and as a result will be restricted in its ability to use net operating loss carryforwards generated prior to the ownership change to offset future taxable income. The Company's future use of net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation generally equal to the product of the long-term tax exempt rate for June 1997 of 5.64% and the value of the Company as of June 30, 1997. As a result of this limitation a portion of the Company's Federal and state net operating loss carryforwards may expire unused.

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

The Company has estimated at December 31, 1998, that the total costs for final closure and post-closure of Cells I and II at the Moretown, Vermont landfill, including capping costs, cap maintenance, groundwater monitoring, methane gas monitoring, and leachate treatment and disposal for up to 30 years, is approximately  $4.2  million.  Based  upon  the  capacity  of  Cells  I and  II, approximately $1.8 million and $1.6 million were accrued at December 31, 1998 and 1997, respectively for final closure and post closure costs. In July 1998, the Company acquired the Sandy Run landfill located in Hopewell, Pennsylvania. The Company has estimated at December 31, 1998, that the total costs for final closure and post-closure of Cells I through IV at Sandy Run, including capping costs, cap maintenance, groundwater monitoring, methane gas monitoring, and leachate treatment and disposal for up to 30 years, is approximately $4.1 million. Based upon the capacity of Cells I and II, approximately $1.0 million was accrued at December 31, 1998 for final closure and post closure costs.

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

The determination of airspace usage and remaining airspace capacity is an essential component in the calculation of closure and post-closure accruals. See
Note 2 - Summary of Significant Accounting Policies - Landfill Closure and Post-Closure Costs.

Note  11.     Commitments and Contingencies

Landfill related activities. In the normal course of its business, and as a result of the extensive governmental regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings involving federal, state, or local agencies. In these proceedings, the agency may seek to impose fines on the Company or to revoke or deny renewal of an operating permit held by the Company. From time to time, the Company also may be subjected to actions brought by citizens' groups in connection with the permitting of its landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. Certain federal and state environmental laws impose strict liability on the Company for such matters as contamination of water supplies or the improper disposal of waste. The Company's operation of landfills subjects it to certain operational, monitoring, site maintenance, closure and post-closure obligations which could give rise to increased costs for monitoring and corrective measures. See Note 10 - Landfill Closure and Post Closure Costs.

The Company has a $5 million environmental impairment liability insurance covering claims for sudden or gradual onset of environmental damage at each of its landfills. If the Company were to incur liability for environmental damage in excess of its insurance limits, its financial condition could be adversely affected. The Company carries a comprehensive general liability insurance policy which management considers adequate at this time to protect its assets and operations from other risks.

None of the Company's landfills are currently connected with the Superfund National Priorities List or potentially responsible party issues.

Employment Contracts. The Company has entered into employment agreements with its two senior executives, which expire on July 1, 2000 and subsequently provide for employment until terminated by either party at annual salaries of $200,000 through July 1, 1999 and $225,000 through July 1, 2000.

Legal Matters. Richard Rosen ("Rosen"), former Chairman, Chief Executive Officer and President of the Company, commenced an action against the Company in Middlesex County (Massachusetts) Superior Court, seeking an award of damages resulting from the Company's alleged breach of a Memorandum of Understanding entered into between the Company and Rosen in connection with the termination of Rosen's employment with the Company, in which Rosen had been granted an option to purchase certain assets of the Company not related to its core business. The Company believes this claim to be frivolous and is vigorously defending this action. The Company has previously received an arbitration award against Rosen directing Rosen to pay $780,160 for breach by Rosen of his employment agreement with the Company. On February 25, 1997 the Middlesex Superior Court in Cambridge, Massachusetts confirmed the arbitration award and entered judgment against Rosen.

In addition to the matter set forth above, from time to time, in the ordinary course of its business, the Company is subject to legal proceedings and claims arising from the conduct of its business operations. In the opinion of the Company, the ultimate disposition of such matters on an aggregate basis will not have a material adverse effect on the Company's financial position or results of operations.



Note  12.     Common Stock

During 1998, the Company converted 92,580 shares or $9,257,807 of its Series A Preferred Stock into 6,590,577 shares of its Common Stock.

On September 22, 1998, the Company issued 455,922 shares of its Common Stock in connection with the acquisition of Mattei-Flynn Trucking, Inc.

On May 22, 1998, the Company issued 111,110 shares of its Common Stock in connection with the acquisition of Eagle Recycling, Inc. and Horvath Sanitation, Inc.

On May 14, 1998, the Company converted 40,488 shares or $4,048,750 of its Series B Preferred Stock into 623,808 shares of its Common Stock.

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

In September 1997, the Company issued 18,667 shares of common stock in connection with the purchase of the minority interest in the Company's Vermont hauling business for $70,000.

On January 21, 1997, the Company  closed a Regulation  "D" private  placement of
172,000 shares of common stock at $2.50 per share with gross proceeds of $430,000.

Note  13.     Preferred Stock

At December 31, 1997, the Company had outstanding $9,257,807 of principal amount Series A Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"), which was issued in a private placement on June 26, 1997, bearing an 8.0% annual cumulative dividend. The Series A Preferred Stock was convertible into common stock at a conversion price of $1.40625 per share of common stock. On July 27, 1998, the Company met the mandatory conversion trading requirements and elected to convert all of the remaining shares of Series A Preferred Stock into 6,590,577 shares of the Company's Common Stock and the Board of Directors declared and paid cash dividends of approximately $787,000.

At December 31, 1997, the Company also had outstanding $4,048,750 of principal amount Series B Convertible Preferred Stock, par value $0.001 per share ("Series B Preferred Stock"). The Series B Preferred Stock was issued on December 31, 1997 in a private placement in exchange for outstanding 10% Convertible Debentures of the Company, bearing a 6.0% annual cumulative dividend, and was convertible into common stock at a conversion price of $6.25 per share of common stock. On May 14, 1998, the Company met the mandatory conversion trading requirements and elected to convert all of the shares of the Series B Preferred Stock into 623,808 shares of Common Stock and the Board of Directors declared and paid cash dividends of approximately $101,000.

Note  14.     Stock Options

Employee Stock Option Plan. Pursuant to the Company's 1995 Stock Option and Incentive Plan as amended (the "Plan"), options to purchase up to 3,000,000 shares of Common Stock were reserved for issuance to employees and consultants of the Company. Options granted under the Plan may be either Incentive Stock Options or Non-Qualified Stock Options for purposes of federal income tax law. Options are generally subject to vesting over a period of four years from the date of grant and are exercisable only to the extent vested from time to time, although certain options have provided for earlier vesting. The selection of individuals to receive awards of options under the Plan and the amount and terms of such awards may be determined by the Board of Directors of the Company or an Administering Committee appointed by the Board of Directors. At the Annual Meeting of the Stockholders of the Company, held August 19, 1998, the number of shares reserved for issuance under the Plan was increased from 1,700,000 to 3,000,000.


As of December 31, 1998, options to purchase 2,341,793 shares of Common Stock had been granted and options to purchase up to an additional 658,207 shares remained available for grant. The per share weighted average fair value of stock options granted during 1998, 1997 and 1996 was approximately $3.28, $3.73, and $4.08, respectively, using the Black Scholes option-price model with the following weighted average assumptions: volatility, 50% in 1998 and 30% in both 1997 and 1996; expected dividend yield, 0% for all years; risk free interest rate, 4.75% in 1998 and 5.5% in both 1997 and 1996; and expected life, 5 years for all years.

The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation cost has been recorded in the financial statements. If the Company had determined compensation costs based on the fair value of its stock options at their grant date under SFAS No. 123, the Company's net losses in 1998, 1997 and 1996 would have increased to the amounts shown below.

                                      1998             1997               1996
                                      ----             ----               ----
Net loss available for
    common shareholders
     - as reported           $ (7,383,503)    $  (5,588,612)     $  (13,889,772)
     - pro forma               (8,662,888)       (6,006,315)        (14,334,772)

Basic net loss per share
     - as reported            $  (1.00)          $   (1.55)        $     (4.90)
     - pro forma              $  (1.17)          $   (1.66)        $     (5.06)

Pro forma net loss reflects only the effects of options granted in 1998, 1997 and 1996. Therefore, it does not reflect the full effect of calculating the cost of stock options under SFAS No. 123 because the cost of options issued prior to January 1, 1996 are not considered. As a result, it may not be representative of the pro forma effects on operating results that will be disclosed in future years.

Changes in options and option shares under the plan during the respective years were as follows:

                                          1998                            1997                     1996
                        ------------------------------------------------------------------------------------------------

                                      Weighted Avg.                Weighted Avg.               Weighted Avg.
                                     exercise price     Number    exercise price   Number     exercise price     Number
                                     per share       of shares     per share     of shares       per share     of shares
     Options outstanding,
       beginning of year                  $1.42      1,327,417        $1.41        161,200          $1.41       123,825
     Options granted                       6.68      1,121,351         1.43      1,179,217           1.41       148,250
     Options exercised                     1.41       (28,725)                                  -    1.41       (1,312)
     Options canceled                      6.82       (78,250)         1.64       (13,000)           1.41     (109,563)

     Options outstanding,
       end of year                         3.75      2,341,793         1.42      1,327,417           1.41       161,200
     Shares reserved for future grants                 658,207                     372,583           1.41       138,800

     Total options in the plan                       3,000,000                   1,700,000                      300,000

     Options exercisable, end of year     $1.42        340,573        $1.42        114,900          $1.41       102,225
                                                       =======                     =======                      =======


On June 30, 1997, the Board of Directors repriced to $1.406 per share any currently outstanding stock options with exercise prices in excess of $1.406 per share for all employee participants in the Stock Option Plan at that time. Each repriced option retained the vesting schedule associated with the original grant.

Options outstanding at December 31, 1998 and related proceeds to the Company were as follows:

                                                                  Remaining         Weighted Avg.        Number of
                   Shares          Price          Exercise      Contractual            Exercise          Options
                Under Option     Per Share        Proceeds       Life                Price              Exercisable

                   1,264,043          $1.41     $1,830,768           8.38              $ 1.41               334,823
                      23,000    1.88 - 2.19         43,438           8.73                1.89                 5,750
                      30,000           3.44        103,140           9.17                3.44                   -
                      43,750    3.75 - 5.88        237,450           9.72                5.28                   -
                     762,500           6.25      4,765,625           9.33                6.25                   -
                      47,000      6.50-8.88        368,668           9.49                7.84                   -
                      86,500           9.00        778,500           9.42                9.00                   -
                      85,000    9.23 - 9.25        786,172             9.57              9.25                  -
                 -----------    -----------    -----------   --------------   -------------------    ------------

                   2,341,793                    $8,913,761           8.84              $ 3.78               340,573
                   =========                    ==========                                                  =======

Non-Employee Directors Stock Option Plan. Pursuant to the Company's 1995 Stock Option Plan for Non-Employee Directors as amended, each Director is entitled to receive a grant of Non Qualified Stock Options to purchase 10,000 shares of the Company's Common Stock for each calendar year of service as a director of the Company commencing January 1, 1996. Each such option is subject to vesting at a rate of 2,500 shares for each year that the holder remains a Director of the Company. In addition, the plan provides for the issuance of 20,000 fully vested options upon the election of each new member of the Board of Directors initially elected after December 24, 1997, excluding employees of the Company. At the Annual Meeting of the Stockholders of the Company, held August 19, 1998, the number of shares granted to each Director under the Non-Qualified Stock Option Plan for Non-Employee Directors as amended was increased to 10,000 from 2,000 for each year that the holder remains a Director of the Company. In addition, the number of fully vested options upon the election of each new member of the Board of Directors initially elected after December 24, 1997, excluding employees of the Company was increased to 20,000 from 4,000.

Changes in options and option shares under the plan during the respective years were as follows:

                                              1998                         1997                       1996
                                     Weighted Avg.                Weighted Avg.               Weighted Avg.
                                     exercise price     Number    exercise price   Number     exercise price     Number
                                     per share       of shares     per share     of shares       per share     of shares
     Options outstanding,
       beginning of year                  $1.79         27,480        $1.41         19,416          $1.41         8,750
     Options granted                       3.75         50,000         2.28         35,480           1.41        10,666
     Options exercised                      -              -            -              -              -             -
     Options canceled                       -              -           2.15        (27,416)           -             -
                                                      ---------                    --------                     --------

     Options outstanding,
       end of year                         3.05         77,480         1.79         27,480           1.41        19,416
                                                        ======                      ======                       ======

     Options exercisable, end of year     $1.84         22,370        $1.84         21,500           1.41         7,041
                                                        ======                      ======                        =====


Options outstanding at December 31, 1998 and related proceeds to the Company were as follows:

                                                                  Remaining         Weighted Avg.        Number of
                   Shares          Price          Exercise      Contractual            Exercise          Options
                Under Option     Per Share        Proceeds       Life                Price              Exercisable

                      14,000      $  1.41       $   19,684           8.67              $ 1.41                10,000
                      13,480         2.19           29,454           8.33                2.19                12,370
                      10,000         3.75           37,500           9.00                3.75                   -
                      40,000         6.25          250,000           9.67                6.25                  -
                 -----------      --------       ---------   --------------   -------------------    ------------

                       77,480     $  4.34        $ 336,638           9.09             $  4.34                22,370
                  ===========                    =========                                                   ======



Note  15.     Accounts Receivable Write-off

During 1996, the Company entered into a licensing and royalty agreement with ScotSafe Limited (ScotSafe), a Glasgow, Scotland based company, for the exclusive rights to use the Company's CFA medical waste processing technology throughout Europe. In accordance with the agreement, the Company would provide technical assistance including facility design, installation, testing and training. In addition to royalty payments for each plant, ScotSafe agreed to pay the Company for consulting and other services including out-of-pocket expenses. During the fourth quarter of 1997 the Company terminated its licensing agreements with ScotSafe and wrote off the receivable due from ScotSafe of approximately $570,000 because ScotSafe was in default for failure to pay the Company royalties due under the terms of the agreement.

Subsequent to the termination, ScotSafe was placed into receivership and Eurocare Environmental Services, Ltd. (Eurocare) purchased its assets in December 1997. Eurocare continues to operate the three facilities the Company constructed for ScotSafe without a licensing agreement. The Company is continuing to pursue an action against Eurocare through the Court of Session in Scotland to restrict Eurocare's use of the Company's confidential information embodied within the plant equipment. The Company also has a patent pending with the European Patent Office and expects grant on April 21, 1999, at which time, the Company will act vigorously to protect its rights to the CFA technology against Eurocare and seek substantial damages.

Note  16.     Restructuring and Discontinued Operations

Restructuring of Operations. In March 1996, the Company announced its intention to restructure the Company's operations to focus its resources and activities on developing a fully integrated solid waste management company. During the years ended December 31, 1997 and 1996, the Company recorded restructuring charges of $596,426 and $1,741,729, respectively, for costs associated with the plan to focus on the development of an integrated solid waste management company. The costs included accruals for employee severance, non-cancelable lease commitments, professional fees and litigation costs. The restructuring was completed in 1997; no restructuring charges were recorded in 1998.

Discontinued Operations. In March 1996, as part of the restructuring, the Company ceased operations at its technology center and discharged all employees and consultants engaged in various research and development projects. The Company also ceased operations at Major Sports Fantasies, Inc. ("MSF"), a business unrelated to the environmental industry. No substantial revenues were received from the technology center operations or MSF activities. The expenses associated with operations at the technology center and MSF for all periods presented are reported in the accompanying consolidated statements of operations and cash flows under discontinued operations. The charge for discontinued operations relates primarily to losses from operations and the costs associated with the termination of these operations.

At December 31, 1998 and 1997, the Company had reserves and liabilities associated with restructuring activities and discontinued operations of $0 and $778,609, respectively.


Note  17.   Fairhaven, Massachusetts Operation

         In 1994, WSI entered into a contract with the Town of Fairhaven, Massachusetts to operate and remodel the Town's existing 26-acre landfill. The Company began operations at the landfill in 1995. On November 8, 1995, an action was brought against various parties including the Company relating to the remodeling permits issued at the Fairhaven landfill, seeking among other things, to appeal the permits that had been issued. On June 2, 1997, the judge ruled in the Company's favor. However, based on the extensive delays associated with the litigation and the engineering impacts of the delays associated with the litigation, which resulted in the uncertainty of the long-term economic viability of the project, the Company terminated the project. On February 24, 1998, the Company entered into a termination agreement with the Town of Fairhaven that required the Company to perform a certain amount of construction and closure work at the landfill. Write-off of project development costs in 1998 and 1997 primarily represent the Company's cost to liquidate the equipment that was used at the Fairhaven landfill and the costs to close the landfill under the Company's Termination Agreement with the Town of Fairhaven. The Company wrote off its capital investment in the project at December 31, 1996. The termination of this project was completed in 1998. No other amounts are accrued at December 31, 1998.

Note  18.   Segment Information

The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information ", on January 1, 1999, for the year ended December 31, 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing their performance. The Company's chief operating decision-maker is the Chief Executive Officer (CEO).

The Company manages its business segments primarily on a regional basis. The Company's reportable segments are comprised of Central Massachusetts, Central Upstate New York, Central Pennsylvania and Vermont. Each operating segment provides services as further described in Note 1. The accounting policies of the various segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 2. The Company evaluates the performance of its segments based on operating income (loss), EBITDA and Adjusted EBITDA. Operating income (loss) for each segment includes all expenses directly attributable to the segment, including acquisition related costs, and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of corporate expenses. Corporate expenses are comprised primarily of information systems and other general and administrative expenses separately managed. EBITDA is defined as operating income or loss from continuing operations excluding depreciation and amortization, which includes depreciation and amortization included in selling, general and administrative expenses. EBITDA does not represent, and should not be considered as an alternative to, net income or cash flows from operating activities, each as determined in accordance with GAAP. Adjusted EBITDA represents EBITDA plus one-time charges associated with the write-off of landfill development costs, acquisition integration costs and restructuring costs. Acquisition integration costs consist of one-time, non-recurring costs, which in the opinion of management have no future value and, therefore, are expensed. Such costs include termination and retention of employees, lease termination costs, costs related to the integration of information systems and costs related to the change of name of the acquired company or business. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets. Corporate assets include cash and cash equivalents, office equipment and other assets. Capital expenditures for long-lived assets are not reported to management by segment and are excluded, as presenting such information is not practical.


Summary information by segment as of and for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                               1998             1997               1996
                                                               ----             ----               ----
     Vermont
         Revenue                                            $10,430,732       $3,457,692          $338,225
         Income (loss) from continuing operations             1,603,205          761,433          (95,363)
         Depreciation and amortization                        2,307,776          692,224           104,961
         Acquisition integration costs                          477,328              -                 -
         EBITDA                                               3,910,981        1,453,657             9,598
         Adjusted EBITDA                                      4,388,309        1,453,657             9,598
         Net interest expense                                   298,369          177,917                -
         Segment assets                                      26,105,235       14,986,994        11,124,803

     Central Pennsylvania
         Revenue                                             $6,644,099    $         -       $         -
         Income (loss) from continuing operations             (418,827)              -                 -
         Depreciation and amortization                        1,786,435              -                 -
         Acquisition integration costs                          617,403              -                 -
         EBITDA                                               1,367,609              -                 -
         Adjusted EBITDA                                      1,985,012              -                 -
         Net interest expense                                    46,586              -                 -
         Segment assets                                      44,613,001          132,893               -

     Central Massachusetts
         Revenue                                             $1,831,027    $         -       $  1,157,381
         Income (loss) from continuing operations             (188,864)      (1,930,008)       (8,886,925)
         Depreciation and amortization                          167,663              -             264,824
         Acquisition integration costs                           84,276              -                 -
         EBITDA                                                (21,202)      (1,930,008)       (8,622,101)
         Adjusted EBITDA                                        298,538        (434,620)       (1,970,026)
         Net interest expense                                       -                -             183,499
         Segment assets                                      11,699,773        1,090,170         3.288.827

     Central Upstate New York
         Revenue                                             $2,138,726     $        -      $          -
         Income (loss) from continuing operations             (573,510)              -                 -
         Depreciation and amortization                          239,551              -                 -
         Acquisition integration costs                          685,528              -                 -
         EBITDA                                               (333,959)              -                 -
         Adjusted EBITDA                                        351,569              -                 -
         Net interest expense                                       -                -                 -
         Segment assets                                       9,118,715              -                 -

     Corporate
         Revenue                                            $   -           $        -      $          -
         Income (loss) from continuing operations           (2,860,851)      (2,014,165)       (2,483,439)
         Depreciation and amortization                           67,396           21,516         1,186,595
         Acquisition integration costs                              -                -                 -
         EBITDA                                             (2,793,455)      (1,992,649)       (1,296,844)
         Adjusted EBITDA                                    (2,793,455)      (1,396,223)         (444,885)
         Net interest expense                                 2,949,574        1,004,334           820,395
         Segment assets                                       4,579,975        2,483,090         2,444,460

Note 19.    Year 2000

The Company is assessing the readiness of its systems for handling the Year 2000. Although the assessment is still underway, management currently believes that all material systems will be compliant by Year 2000 and that the costs associated with this are not material. The Company has incurred only minimal costs to date associated with the Year 2000 issue.

The Company is in the process of identifying key third-party vendors to understand their ability to continue providing services through Year 2000. The Company uses well-regarded nationally known software vendors for both its general accounting applications and industry-specific customer information and billing systems. The Company is implementing a new general accounting package which will be fully Year 2000 compatible, and the provider of the solid waste industry customer information and billing system is Year 2000 compatible. The Company's banking arrangements are with national banking institutions, which are taking all necessary steps to insure its customers' uninterrupted service throughout applicable Year 2000 timeframes. The Company's payroll is performed out-of-house by the largest provider of third party payroll services in the country, which has made a commitment of uninterrupted service to their customers throughout applicable Year 2000 timeframes.

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

Note  20.   Subsequent Events

Senior Notes Offering and Debt Repayment. On March 2, 1999, the Company completed a private placement of $100.0 million of 11.5% Senior Notes (the "Senior Notes") and warrants to purchase an aggregate of 1,500,000 shares of common stock at an exercise price of $6.25 per share (the "Warrants"). The Senior Notes mature on January 15, 2006 and bear interest at 11.5% per annum, payable semi-annually in arrears on each January 15 and July 15, commencing July 15, 1999, subject to prepayment in certain circumstances. The interest rate on the Senior Notes is subject to adjustment upon the occurrence of certain events as provided in the Senior Notes Indenture. The Senior Notes may be redeemed at the option of the Company after March 2, 2003 at redemption prices set forth in the Senior Notes Indenture, together with accrued and unpaid interest. The Warrants are exercisable from September 2, 1999, through March 2, 2004. The number of shares for which, and the price per share at which, a Warrant is exercisable, are subject to adjustment upon the occurrence of certain events as provided in the Warrant Agreement. The net proceeds to the Company, after deducting the discount to the initial purchaser and related issuance costs, was approximately $97.3 million. The Company used a portion of the proceeds from the Senior Notes to repay $20.0 million of the Company's 13% short term notes due June 30, 1999, (the outstanding balance of the 13% short-term notes was $7.5 million at December 31, 1998) $10.0 million of the Howard Bank credit facility and approximately $1.7 million of capital leases and other notes payable. In addition, the Company redeemed approximately $1.45 million principal amount of the Company's 10% Convertible Subordinated Debentures due October 6, 2000 and completed several acquisitions as described below. The Company intends to use the balance of the proceeds for general corporate purposes, including possible future acquisitions and working capital.

         Conversion of Debt into Equity On March 3, 1999, the Company offered to exchange up to 2,244,109 shares of the Company's Common Stock for a portion of the Company's 7% Subordinated Notes due May 13, 2005. The exchange price per share of $4.63 was equal to the closing price of the Common Stock on the Nasdaq SmallCap Market on the first interim closing as reported by NASDAQ. Any accrued but unpaid interest on the Notes will be paid in cash. As a result of the exchange offer, the Company retired $10,390,000 of its 7% Convertible Subordinated Notes. The remaining 7% Convertible Subordinated Notes are convertible by holders into Common Shares at $10.00 per share.

         Stock Repurchase With the proceeds of the Senior Notes, the Company repurchased 497,778 shares of the Company's common stock from the Federal Deposit Insurance Corporation (FDIC) for an aggregate purchase price of approximately $2.8 million.

Acquisitions Since December 31, 1998 through March 24, 1999, the Company has completed six acquisitions, consisting of 5 collection operations and one landfill. The aggregate purchase price for these acquisitions was approximately $38 million which was paid in cash and the assumption of approximately $3 million of debt. These acquisitions have combined annual revenue of approximately $12 million. The acquisitions have all been recorded using the purchase method of accounting.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

Information Regarding Directors

         The following table and biographical descriptions set forth certain information as of March 15, 1999, unless otherwise specified, with respect to the seven Directors of the Company, all of whom are nominees for reelection at the 1999 Annual Meeting of Stockholders, based on information furnished to the Company by each Director.

                           Directors

                                                             Director
                                       Age                    Since
                                     -----------------------------------
Philip W. Strauss                       50                    1996
Robert Rivkin                           40                    1997
Jay Matulich                            44                    1995
David J. Breazzano                      42                    1997
Charles Johnston                        64                    1997
Judy K. Mencher                         42                    1997
William B. Philipbar                    73                    1997
--------------

         Philip W. Strauss. Mr. Strauss has been the Chief Executive Officer and President since March 27, 1996 and Chairman of the Board since June 24, 1996. Previously Mr. Strauss had been Executive Vice President and
Chief  Operating  Officer of the Company  since  September  19,  1995.  He has
24 years of  experience  in project, business  and  corporate   development.
Mr.  Strauss  was  co-founder  of  BioMedical  Waste  Systems,   Inc.,  a
publicly-held waste management firm, where he served as Executive Vice President from its inception in 1987 until May 1992 and as a Director from inception until May 1993.

         Robert Rivkin. Mr. Rivkin, a Certified Public Accountant, has been Executive Vice President Acquisitions of the Company since April 1998, Vice President and Chief Financial Officer since March 1995, Secretary since May 1995 and Treasurer since June 1996. Mr. Rivkin was first elected to the Board of Directors in June 1997. For the six years prior to joining the Company, Mr. Rivkin was a principal at The Envirovision Group Inc., a full service environmental engineering, consulting and contracting company, where he was responsible for finance, marketing and strategic planning. Previously, Mr. Rivkin practiced public accounting in New York, where he specialized in mergers and acquisitions, initial public offerings and SEC reporting.

         Jay J. Matulich. Mr. Matulich has been a member of the Board of Directors since March 1995. Mr. Matulich is a Managing Director of
International Capital Growth Limited ("ICG"), formerly Capital Growth International L.L.C. and U.S. Sachem Financial Consultants, L.P. He has held this position since 1994. From May 1990 to October 1994, Mr. Matulich was a Vice President of Gruntal & Co., Incorporated, investment bankers.

         David J. Breazzano. Mr. Breazzano has been a member of the Board of Directors since June 1997. Mr. Breazzano is one of the two principals at DDJ Capital Management, LLC, which was established in 1996. He has over 18 years of investment experience and served as a Vice President and Portfolio Manager at Fidelity Investments ("Fidelity") from 1990 to 1996. Prior to joining Fidelity, Mr. Breazzano was President and Chief
Investment Officer of the T. Rowe Price Recovery Fund. Mr. Breazzano also serves as a Director of Key Energy Group, Inc. and Samuel Jewelers, Inc.

         Charles Johnston. Mr. Johnston has been a member of the Board of Directors since June 1997. During the past 10 years he has served on various boards. Mr. Johnston is currently Chairman of Ventex Technology in Riviera Beach, Florida and has held that position since 1993. He is also currently Chairman of AFD Technologies in Jupiter, Florida. He was previously founder, Chairman, and CEO of ISI Systems, a public company on the American Stock Exchange prior to being sold to Teleglobe Corporation of Montreal, Canada. Mr. Johnston also serves as Trustee of Worcester Polytechnic Institute in Worcester, Massachusetts as well as Trustee for the Institute of Psychiatric Research, University of Pennsylvania in Philadelphia, Pennsylvania. In addition, he serves as director of the following companies - Kideo Productions and Infosafe Systems both of New York City, Hydron Technologies Inc. of Boca Raton, Florida and Spectrum Signal Processing of Vancouver, British Columbia.

         Judy K. Mencher. Ms. Mencher has been a member of the Board of Directors since August 1997. Ms. Mencher is one of the two principals at DDJ Capital Management, LLC, which was established in 1996. From 1990 to
1996, Ms. Mencher was at Fidelity working in the Distressed Investing Group. Prior to joining Fidelity in 1990, Ms. Mencher was a Partner at the law firm of Goodwin, Procter & Hoar LLP specializing in bankruptcy and creditors' rights.

         William B. Philipbar. Mr. Philipbar was first elected a Director of the Company on May 8, 1996. He resigned as a Director of the Company on June 24, 1997 and was reelected to the Board on August 20, 1997. Since December 1997, Mr. Philipbar has been a part-time consultant for the Company in connection with the Company's consideration of proposed acquisitions and other strategic matters. Prior to becoming a Director of the Company, Mr. Philipbar served as Chairman of the Delaware Solid Waste Authority fro 1977 to 1987 and was President and Chief Executive Officer of Rollins Environmental Corp. from 1973 to 1984. He has been a Director of Matlack Systems, Inc. and Rollins Truck Leasing Corp. since 1993. Until 1995 he was also an advisor to Charles River Ventures.

The Board of Directors and Its Committees

Board of Directors

         The Company's Board of Directors consists of seven members, a majority of whom is independent of the Company's management. Each director holds office for a term from election until the next Annual Meeting of the Company's stockholders and until his or her successor is duly elected and qualified.

         The Board of Directors held 5 meetings during fiscal year 1998. Each of the Company's directors attended at least 80% of the total number of meetings of the Board of Directors and of the committees of the Company of which he or she was a member.

         The Board of Directors has appointed a Compensation Committee and an Audit Committee.

         Compensation Committee. The Compensation Committee currently consists of Messrs. Johnston and Strauss and Ms. Mencher. The Compensation Committee makes recommendations and exercises all powers of the Board of Directors in connection with certain compensation matters, including incentive compensation and benefit plans. The Compensation Committee (excluding Mr. Strauss) administers, and has authority to grant awards under, the Directors' Plan to the employee directors and management of the Company and its subsidiaries and other key employees. The Compensation Committee held 2 meetings during fiscal year 1998.

         Audit Committee. The Audit Committee currently consists of Messrs. Breazzano, Matulich and Philipbar. The Audit Committee is empowered to recommend to the Board the appointment of the Company's independent public accountants and to periodically meet with such accountants to discuss their fees, audit and non-audit services, and the internal controls and audit results for the Company. The Audit Committee also is empowered to meet with the Company's accounting personnel to review accounting policies and reports. The Audit Committee held 2 meetings during fiscal year 1998.

Information Regarding Executive Officers

         Set forth below is certain information regarding each of the executive officers of the Company, including their principal occupation and business experience for at least the last five years.

       Name                       Age                          Position

Philip W. Strauss............     50       Chief Executive Officer and President
Robert Rivkin................     40       Executive Vice President -
                                           Acquisitions,Chief Financial Officer,
                                            Secretary and Treasurer
Michael J. Leannah...........     46       Senior Vice President and Chief
                                            Operating Officer
Joseph E. Motzkin............     56       Vice President - Acquisitions
Arthur Streeter..............     38       Vice President and General Counsel
-----------------

        The principal occupation and business experience for at least the last five years of each executive officer of the Company, other than executive officers also serving as Directors, is set forth below.

        Michael J. Leannah. Mr. Leannah has been a Senior Vice President and the Chief Operating Officer of the Company since July 1998. Prior to joining the Company, he was an Operating Vice President at Superior Services,
Inc. From 1986 to 1997, he held various management positions at Waste Management, Inc., most recently serving as Vice President, Operations and State President.

        Joseph E. Motzkin. Mr. Motzkin has been a Vice President of the Company since August 1996. From 1994 to 1996, Mr.Motzkin was a General Manager at Prins Recycling Corporation where he established recycling programs, and directed sales programs and customer service activities.
From 1989 to 1994, he was a General Manager at Laidlaw Waste Systems where he was responsible for their New England operations. Mr. Motzkin has 26 years of experience in the solid waste management business.

        Arthur Streeter. Mr. Streeter has been Vice President and General Counsel since February 1998. Prior to joining the Company he was a Partner at Goldstein and Manello, a 60 lawyer firm based in Boston, Massachusetts where he gained 12 years of experience representing both private and public companies.

        Each of the executive officers holds his or her respective office until the regular annual meeting of the Board of Directors following the annual meeting of stockholders and until his or her successor is elected and qualified or until his or her earlier resignation or removal.

Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and the Nasdaq Small-Cap Market. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were satisfied.

Item 11.  Executive Compensation

Director Compensation

        The Company does not currently pay cash compensation to its directors. Non-employee directors are entitled to stock option grants under the Amended and Restated Waste Systems International, Inc. 1995 Stock Option Plan for Non-Employee Directors (the "Director Plan"). The Director Plan provides for the automatic granting to Independent Directors (as defined in the Director Plan) of options that do not qualify as incentive stock options (referred to as "Stock Options") under Section 422 of the Code. Under the terms of the Director Plan, each Independent Director who first becomes a Director of the Company on or after June 30, 1997 shall automatically be granted on the date he or she becomes a Director of the Company a Stock Option to purchase 20,000 shares of Common Stock. In addition, the Director Plan provides that each Independent Director shall automatically be granted, at the beginning of each calendar year in which he or she is serving as an Independent Director, a Stock Option to acquire 10,000 shares of Stock. Each Independent Director entering service after the start of any calendar year will automatically be granted on the effective date of his or her Board membership a Stock Option to acquire a portion of 10,000 shares of Stock prorated to reflect the remaining portion of such calendar year. The exercise price per share for the Common Stock covered by any Stock Option granted under the Director Plan shall be equal to the fair market value of the Common Stock on the date such option is granted.

        Other than Stock Options to acquire 20,000 shares of Stock granted automatically to each new director joining the Board on or after June 30, 1997, which Stock Options vest immediately upon grant, options granted under the Director Plan shall vest at a rate of 25% of the total number of shares of Common Stock purchasable under such option for each year that the holder remains a Director of the Company, such vesting to take place at the end of each of the first four calendar years following issuance of such options. An option issued under the Director Plan shall not be exercisable after the expiration of ten years from the date of grant.

Executive Compensation

        Summary Compensation Table. The following table sets forth the aggregate cash compensation paid by the Company with respect to the fiscal years ended December 31, 1998, 1997 and 1996 to the Company's Chief Executive Officer and the three other senior executive officers in office on December 31, 1998 who earned at least $100,000 in cash compensation during 1998 (the "Named Executive Officers").

                                             SUMMARY COMPENSATION TABLE

                                                                                                 Long-Term
                                                                                               Compensation
                                                                                                  Awards
                                                                                 Annual           Shares
                                                                              Compensation      Underlying
                                                                                 Salary         Options (1)
Name and Principal Position                                  Year                  ($)              (#)
---------------------------                                  ----          --------------------------------

Philip Strauss                                               1998                188,172           250,000
Chairman of the Board,                                       1997                162,504           522,859
President and Chief                                          1996                150,000           50,000(2)
Executive Officer

Robert Rivkin                                                1998                187,506           250,000
Executive Vice President - Acquisitions,                     1997                162,504           522,859
Chief Financial Officer, Secretary and Treasurer             1996                150,000            41,250

Joseph Motzkin(3)                                            1998                118,060            40,000
Vice President - Acquisitions                                1997                110,000            19,300

Arthur Streeter(4)                                           1998                118,428            40,000
Vice-President and General Counsel



(1) All information with respect to outstanding options, including shares issuable or issued and exercise prices payable or paid per share, has been adjusted to reflect the 1-for-5 reverse stock split effective February 13, 1998.

(2) Includes the options to acquire 40,000 shares of Common Stock granted in 1995 and repriced in 1996.

(3) Includes Mr. Motzkin's salary for 1998 and 1997 only as Mr. Motzkin did not join the Company until the third quarter of 1996.

(4) Includes Mr. Streeter's salary for 1998 only as Mr. Streeter joined the Company in February 1998.

         Option Grants in Fiscal Year 1998. The following table sets forth the options granted during fiscal year 1998 and the value of the options held on December 31, 1998 by the Company's Named Executive Officers.

                                        OPTION GRANTS IN FISCAL YEAR 1998 (1)
                                              Percent of Total
                            Number of         Options Granted       Exercise or
                        Shares Underlying     to Employees in       Base Price     Expiration       Grant Date
Name                   Options Granted(#)        Fiscal Year        ($ /share)         Date      Present Value$(2)
----                   ------------------    -------------------    ----------    -------------  --------------

Philip Strauss               250,000                   24%            $6.25        4/17/08           $767,000
Robert Rivkin                250,000                   24%            $6.25        4/17/08           $767,000
Joseph Motzkin                40,000                    4%            $6.25        4/17/08           $122,720
Michael Leannah               75,000                    7%            $9.25        7/20/08           $126,525
Arthur Streeter               30,000                    3%            $3.44         2/2/08           $ 50,610
Arthur Streeter               10,000                    1%            $6.25        4/17/08           $ 30,680

(1) All information with respect to outstanding options, including shares issuable or issued and exercise prices payable or paid per share, has been adjusted to reflect the 1-for-5 reverse stock split effective February 13, 1998.

(2) The grant date present value was determined using the Black Scholes option pricing model with the following weighted average assumptions; volatility, 50%; expected dividend yield, 0%; risk free interest rate, 4.75% and expected life, 5 years.

         Option Exercises and Year-End Holdings. The following table sets forth the options exercised during fiscal year 1998 and the value of the options held on December 31, 1998 by the Company's Named Executive Officers.


                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1998
                     AND FISCAL YEAR-END 1998 OPTION VALUES

                                                              Number of
                                                          Securities Underlying               Value of Unexercised
                        Shares                               Unexercised Options              in-the-Money Options
                       Acquired On         Value                                             at Fiscal Year-End (#)
at Fiscal Year-End ($)
Name                 Exercise (#)     Realized ($)       Exercisable   Unexercisable       Exercisable   Unexercisable
 ----------------------------------- --------------   --------------------------------------------------  -----------------
Philip Strauss            0                 0             180,715         642,144           $739,847        $2,628,937
Robert Rivkin             0                 0             180,715         642,144            739,847         2,628,937
Joseph Motzkin            0                 0               9,825          59,475             40,224            79,731


         Employment Agreements. On June 30, 1998, the Company and Mr. Strauss entered into an employment agreement. The terms of the agreement provide (i) that Mr. Strauss shall serve as the Company's President and Chief Executive Officer, (ii)that he receive a salary of $200,000 per year through June 30, 1999 and $225,000 per year through June 30, 2000 and (iii) that he agree not to compete with the Company following termination of his employment for a period of one year following the termination. In the event that Mr. Strauss is terminated for cause, he shall not be bound to the non-competition provisions.
The Company's agreement with Mr. Strauss is effective until June 30, 1999 and, absent ninety-day notice from either party to the contrary, shall be extended automatically for subsequent one-year terms upon the expiration of the agreement. The Company's agreement with Mr. Strauss may be terminated at any time by the mutual consent of the parties.

         On June 30, 1998, the Company and Mr. Rivkin entered into an employment agreement. The terms of the agreement provide (i) that he receive a salary of $200,000 per year through June 30, 1999 and $225,000 per year through June 30, 2000 per year and (iii) that he agree not to compete with the Company
following termination   of  his  employment  for  a  period  of  one  year
following the termination. In the event that Mr. Rivkin is terminated for cause, he shall not be bound to the non-competition provisions. The Company's agreement with Mr.Rivkin is effective until June 30, 1999 and, absent ninety-day notice from either party to the contrary, shall be extended automatically for subsequent one-year terms upon the expiration of the agreement. The Company's agreement with Mr. Rivkin may be terminated at any time by the mutual consent of the parties.


Compensation Committee Interlocks and Insider Participation

         Currently, Philip W. Strauss, Charles Johnston and Judy K. Mencher serve on the Compensation Committee. Philip W. Strauss, in addition to serving as a member of the Compensation Committee, is the Chief Executive Officer and President. No other member of the Compensation Committee in 1997 ever served as an officer of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table presents information as to all directors and senior executive officers of the Company as of March 15, 1999 and persons or entities known to the Company to be beneficial owners of more than 5% of the Company's Common Stock as of March 15, 1999, unless otherwise indicated, based on representations of officers and directors of the Company and filings received by the Company on Schedules 13D and 13G or Form 13F under the Securities Exchange Act of 1934, as amended (the "Exchange Act").


                        Beneficial Ownership
                                                                                        Common Stock
                                                                     -------------------------------------------------

                                                                     # of  Shares                    % of Class
Directors, Executive Officers and 5% Stockholders(1)                 Beneficially                    Beneficially
                                                                      Owned                            Owned(2)
----------------------------------------------------------------------------------------------------------------------
B-III Capital Partners, L.P.(3)                                                                      45.4%
c/o DDJ Capital Management, LLC                                        6,367,406
141 Linden Street
Wellesley, MA 02181

The Prudential Insurance Company of America  (4)                                                     6.9%
100 Mulberry Street                                                      791,611
Newark, NJ  07102

PaineWebber High Income Fund (5)
1285 Avenue of the Americas                                            1,717,194                    14.1%
New York, NY  10019

John Hancock Advisers(6)                                               1,150,000                     9.3%
101 Huntington Avenue
Boston, MA  02199

BEA Associates (Credit Suisse) (7)                                       700,000                     5.9%
153 East 53 Street, 57th Floor
New York, NY  10022
                                                                         735,000                     6.5%
Dawson Samberg Capital Management, Inc,(8)
354 Pequot Avenue
Southport, CT  06490

David J. Breazzano(9)                                                      6,750                     *

Charles Johnston(10)                                                       6,750                     *

Jay Matulich(11)                                                           7,000                     *

Judy K. Mencher(9)                                                         6,685                     *

Joseph Motzkin(12)                                                        45,553                     *

William B. Philipbar(13)                                                  31,685                     *

Robert Rivkin(14)                                                        261,168                     2.3%

Philip W. Strauss(15)                                                    260,993                     2.3%

All directors and officers as a                                          626,584                     5.6%
Group (8 persons)


        less than 1%

(1) The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them subject to community property laws where applicable and the information contained in footnotes to this table.

(2) Based on 11,220,546 shares of Common Stock issued and outstanding as of March 15, 1999. As of March 15, 1999 the Company had outstanding 7% Convertible Subordinated Notes due 2005 which are currently convertible at the option of the holder into an aggregate 6,000,000 shares of Common Stock at a conversion price of $10.00 as set forth in the Notes. The Company is currently conducting a private exchange offering with respect to the 7% Subordinated Notes, scheduled to expire March 31, 1999, pursuant to which it is offering to issue up to 2,244,109 shares in exchange for the tender of 7% Subordinated Notes at the face value of their principal amount (plus a cash payment for accrued interest). The exchange price for Common Stock issued in such exchange offer is $4.63 per share, or $5.37 per share less than the $10 per share conversion price under the terms of the 7% Subordinated Notes. Assuming the Company issues 2,244,109 shares of Common Stock in the exchange offer at an exchange price of $4.63 per share, the Company would be obligated to issue upon conversion of all remaining outstanding 7% Subordinated Notes an aggregate of 4,960,978 shares of Common Stock, which aggregate figure includes an additional 1,205,087 shares of Common Stock issuable as a result of the difference between the $4.63 per share exchange price and the $10 per share conversion price. In accordance with Exchange Act rules promulgated by the Commission, the foregoing shares issuable upon conversion of the 7% Convertible Subordinated Notes are included in this table only for those holders with the right to acquire such shares within 60 days from the date of this report, to the extent such holder could acquire additional shares.

(3) Includes 3,567,406 shares of Common Stock currently owned and 2,800,000 shares issuable upon conversion of 7% Convertible Subordinated Notes at a conversion price of $10.00 as set forth in the Note. DDJ Capital Management, LLC ("DDJ") serves as the investment manager to B-III Capital Partners, L.P. ("B III"); an affiliate of DDJ acts as the general partner of B III. Assuming its pro rata participation in the private exchange offering described in footnote 2 above, B III might receive an additional 562,374 shares as a result of the private exchange offering price being lower than the conversion price in the Note which would result in B III owning approximately 47.5% of the Common Stock.

(4) Includes 591,611 shares of Common Stock currently owned and 200,000 shares issuable upon conversion of 7% Convertible Subordinated Notes at a conversion price of $10.00 as set forth in the Note. Assuming its pro rata participation in the private exchange offering described in footnote 2 above, Prudential might receive an additional 40,170 shares as a result of the private exchange offering price being lower than the conversion price in the Note which would result in Prudential owning approximately 7.3% of the Common Stock. The Common Stock and Notes are held for the benefit of certain registered investment companies over which Prudential or The Prudential Investment Corporation ("PIC") may have direct or indirect voting and/or investment discretion, with respect to which Prudential has advised the Company that Prudential and PIC disclaim beneficial ownership.

(5) Includes 717,194 shares of Common Stock currently owned and 1,000,000 shares issuable upon conversion of 7% Convertible Subordinated Notes at a conversion price of $10.00. Assuming its pro rata participation in the private exchange offering described in footnote 2 above, Paine Webber might receive an additional 208,848 shares as a result of the private exchange offering price being lower than the conversion price in the Note which would result in Paine Webber owning approximately 15.4% of the Common Stock.

(6) Includes 1,150,000 shares issuable upon conversion of 7% Convertible Subordinated Notes at a conversion price of $10.00. Assuming its pro rata participation in the private exchange offering described in footnote 2 above, John Hancock might receive an additional 230,975 shares as a result of the private exchange offering price being lower than the conversion price in the Note which would result in John Hancock owning approximately 11.0% of the Common Stock.

(7) Includes 700,000 shares issuable upon conversion of 7% Convertible Subordinated Notes at a conversion price of $10.00. Assuming its pro rata participation in the private exchange offering described in footnote 2 above, BEA Associates might receive an additional 140,593 shares as a result of the private exchange offering price being lower than the conversion prices in the Note which would result in BEA Associates owning approximately 7.0% of the Common Stock.

(8) Includes 585,000 shares of Common Stock currently owned and 150,000 shares issuable upon conversion of 7% Convertible Subordinated Notes with a conversion price of $10.00. Assuming its pro rata participation in the private exchange offering described in footnote 2 above. Dawson Samberg might receive an additional 56,103 shares as a result of the private exchange offering price being lower than the conversion prices in the Note which would result in Dawson Samberg owning approximately 6.9% of the Common Stock.

(9) Includes 6,750 shares subject to stock options which are fully vested and currently exercisable and excludes those shares owned by B III, which Mr. Breazzano and Ms. Mencher may be deemed to beneficially own as a result of Mr. Breazzano's and Ms. Mencher's interest in DDJ, however, such beneficial ownership is disclaimed. Both Mr. Breazzano and Ms. Mencher are managing members of DDJ.

(10) Includes 6,750 shares subject to stock options which are fully vested and currently exercisable.

(11) Includes 2,000 shares of Common Stock currently owned and 5,000 shares subject to stock options which are fully vested and currently exercisable.

(12) Includes 18,403 shares of Common Stock currently owned and 27,150 shares subject to stock options which are fully vested and currently exercisable.

(13) Includes 31,685 shares subject to stock options which are fully vested and currently exercisable.

(14) Includes 17,953 shares of Common Stock currently owned and 243,215 shares subject to stock options which are fully vested and currently exercisable.

(15) Includes 17,778 shares of Common Stock currently owned and 243,215 shares subject to stock options which are fully vested and currently exercisable.

Item 13.  Certain Relationships and Related Transactions

On December 15, 1997, the Board of Directors voted to retain Mr. William Philipbar, a Non-Employee Director of the Company, as a part-time consultant in connection with the Company's consideration of proposed acquisitions and other strategic matters. Mr. Philipbar's compensation for providing such consulting services for up to four days per month, as requested by the Company, consists of grants of options to acquire 25,000 shares of Common Stock to be granted on January 1 of each year (beginning January1, 1998) so long as Mr. Philipbar continues to be so retained by the Company. Under such consulting arrangement, Mr. Philipbar received options on January 1, 1998 and 1999 to acquire 25,000 shares of Common Stock, vesting according to the terms described below. Such grants are made under an amendment of the Company's Amended and Restated 1995 Stock Option and Incentive Plan (the "Plan") permitting the grant of options and other benefits under the Plan to Non-Employee Directors, consultants and other key persons, which was approved by the Company's stockholders at the August 18, 1998 Annual Meeting of Stockholders. Each such option granted to Mr. Philipbar under such consulting arrangement (a) shall remain outstanding for a term of ten years, subject to termination 90 days following the date of termination of Mr. Philipbar's consulting arrangement with the Company; (b) shall be exercisable at an exercise price per share equal to the closing price of the Common Stock on its principal trading market on the first trading day on or after the date of issuance; (c) shall initially be unvested, and shall vest in full on the date one year after the date of issuance, provided that Mr. Philipbar has been retained as a consultant by the Company and has been ready, willing and able to perform services as such consultant during such one year period; and (d) shall be a non-qualified stock option for income tax purposes.

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

(B)       Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1998.

(C)      Exhibits

Exhibit No.                  Description

1.1 Purchase Agreement, dated February 25, 1999, by and among First Albany Corporation and Waste Systems International, Inc. and its subsidiaries. (Incorporated by reference to Exhibit No. 1.1 of the Company's Current Report on Form 8-K, dated March 2, 1999.)

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

3(i).1 Second Amended and Restated Certificate of Incorporation of Waste Systems International, Inc. filed February 13, 1998.

3(i).2 Certificate of Designations of Series B Convertible Preferred Stock of Waste Systems International, Inc. filed March 5, 1998.

3(i).3   Certificate  of  Corrections to the Second  Amended and Restated
         Certificate of Incorporation of Waste Systems International, Inc. as filed February 13, 1998),filed March 17, 1998.

3(ii).1  Bylaws of the Company, adopted and effective as of October 27, 1997.

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

4.7 Indenture, dated as of March 2, 1999, between Waste Systems International, Inc. and IBJ Whitehall Bank & Trust Company, including a form of the 11 1/2% Senior Note due 2006. (Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K, dated March 2, 1999.)

4.8 Warrant Agreement, dated as of March 2, 1999, between Waste Systems International, Inc. and subsidiaries and IBJ Whitehall Bank & Trust Company, a New York banking corporation as warrant agent. (Incorporated by reference to Exhibit No. 4.2 of the Company's Current Report on Form 8-K, dated March 2, 1999.)

4.9 Note Registration Rights Agreement, dated as of March 2, 1999, by and among Waste Systems International, Inc. and its subsidiaries and First Albany Corporation. (Incorporated by reference to Exhibit No. 4.3 of the Company's Current Report on Form 8-K, dated March 2, 1999.)

4.10 Warrant Registration Rights Agreement, dated as of March 2, 1999, by and among Waste Systems International, Inc. and its subsidiaries and First Albany Corporation. (Incorporated by reference to Exhibit No. 4.4 of the Company's Current Report on
         Form 8-K, dated March 2, 1999.)

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

Schedule of Subsidiaries.

27.1     Financial Data Schedules

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE SYSTEMS INTERNATIONAL, INC.


Date:  March 31, 1999                        By:   /s/ Philip Strauss
                                                     ------------------
                                                    Philip Strauss
                                                    Chairman, Chief Executive
                                                    Officer and President
                                                   (Principal Executive Officer)

Date: March 31, 1999                         By:   /S/ Robert Rivkin
                                                    ------------------
                                                    Robert Rivkin
                                                    Executive Vice President
                                                    -Acquisitions,
                                                    Chief Financial Officer,
                                                    Treasurer and Secretary
                                                   (Principal Financial and
                                                    Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 1999                         By: /s/ Philip Strauss
                                                  -------------------------
                                                    Philip Strauss
                                                    Chairman, Chief Executive
                                                    Officer and President
                                                   (Principal Executive Officer)

Date: March 31, 1999                         By:  /S/ Robert Rivkin
                                                  ----------------------------
                                                    Robert Rivkin
                                                    Executive Vice President
                                                    -Acquisitions,
                                                    Chief Financial Officer,
                                                    Treasurer and Secretary
                                                   (Principal Financial and
                                                    Accounting Officer)

Date: March 31, 1999                         By:   /S/ Jay J. Matulich
                                                   -----------------------------
                                                     Jay J. Matulich - Director

Date: March 31, 1999                         By:   /S/ David J. Breazzano
                                                  ------------------------------
                                                   David J. Breazzano - Director

Date: March 31, 1999                         By:   /S/ Charles Johnston
                                                  ------------------------------
                                                     Charles Johnston - Director

Date: March 31, 1999                         By:   /S/ Judy K. Mencher
                                                  ------------------------------
                                                      Judy K. Mencher - Director

Date: March 31, 1999                         By:   /S/ William B. Philipbar
                                                 -------------------------------
                                                 William B. Philipbar - Director

Exhibit 21.1
Schedule of Subsidiaries
As of December 31, 1998

Name and address:                                                   EIN


WSI Medical-Waste Systems, Inc.                                       04-3377563
(Formerly Biosafe Medical Waste Technology, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI Vermont                                                           03-0347845
 (Formerly Waste Professionals of Vermont, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI Moretown                                                          03-0355691
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI Burlington Transfer Station,Inc.                                  04-3374689
 (Formerly Burlington Area Transfer Station, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI Waitsfield Transfer Station, Inc.                                 04-3292469
 (Formerly Waitsville Transfer Station, Inc.
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI of Vermont, Inc.                                                  03-0354296
 (Formerly WPV Disposal, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI of Massachusetts Holdings, Inc.                                   04-3301441
 (Formerly Biosafe Buckland, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI of Fairhaven, Inc.                                                04-3301442
 (Formerly Biosafe Fairhaven, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI of South Hadley, Inc.                                             04-3086959
 (Formerly Biosafe, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI Pennsylvania Holdings, Inc.                                       04-3301448
 (Formerly Biosafe Mid-Atlantic, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI Hopewell Landfill, Inc.                                           04-3301445
(Formerly Biosafe Pennsylvania, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI of Pennsylvania, Inc.                                             04-3301449
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI of Pennsylvania Transportation, Inc.                              04-3301450
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI Altoona Transfer Station, Inc.                                    04-3301447
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

Biosafe Systems, Inc.                                                 36-4027808
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

Eagle Recycling, Inc.                                                 23-2640932
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

Horvath Sanitation, Inc.                                              25-1685001
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

Mostoller Landfill, Inc.                                              25-1622775
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI St. Johnsbury Transfer Station, Inc.                              03-0356503
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI New York Holdings, Inc.                                           04-3428760
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI of New York, Inc.                                                 04-3434005
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

Mattei-Flynn Trucking, Inc.                                           04-2989917
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

Mass Wood Recycling, Inc.                                             04-3454163
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI Maryland Holdings, Inc.                                           04-3428758
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420