Form 10-K/A
period 1998-12-31
WASTE SYSTEMS INTERNATIONAL INC
filed 1999-04-08
CIK 847468

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

                 Common Stock, $.01 par value per share


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

        As of March 24, 1999, the market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $50,492,453.

        The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of March 24, 1999 was 11,220,545.

         This report on Form 10-K/A amends the Report on Form 10-K of Waste Systems International, Inc. filed with the Securities and Exchange Commission on March 31, 1999. Part IV, Item 14, sub-section C entitled "Exhibits" of the Form 10-K is hereby amended as follows:

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (C) Exhibits

              Exhibit 10.5 ("1995 Stock Option Plan") is hereby deleted in its entirety and the following inserted therefor:


  Exhibit No.       Description
  ----------        -----------

  10.5              Amended and Restated 1995 Stock Option Plan for
                    Non-Employee Directors


                  Exhibit 10.8 is hereby added as a new exhibit.


  Exhibit No.       Description
  -----------       -----------

  10.8              Amended and Restated 1995 Stock Option and Incentive Plan

                                SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         WASTE SYSTEMS INTERNATIONAL, INC.

                     Date: April 7, 1999 By /s/Robert Rivkin
                                               --------------
                                               Robert Rivkin
                                               Executive Vice President -
                                               Acquisitions, Chief Financial
                                               Officer, Treasurer and Secretary
                                               (Principal Financial and
                                               Accounting Officer)

EXHIBIT 10.5


                        WASTE SYSTEMS INTERNATIONAL, INC.

                   AMENDED AND RESTATED 1995 STOCK OPTION PLAN
                           FOR NON-EMPLOYEE DIRECTORS


SECTION 1.        GENERAL PURPOSE OF THE PLAN; DEFINITIONS; ADMINISTRATION

         (a) General Purpose. The name of the plan is the Waste Systems International, Inc. Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (the "Plan"). The purpose of the Plan is to provide equity-based incentives to the Directors of Waste Systems International, Inc. (the "Company" who are not employees of the Company or its Subsidiaries.

         (b) Definitions. The following terms shall be defined as set forth below:

         "Act" means the Securities Exchange Act of 1934, as amended.

         "Board" means the Board of Directors of the Company.

         "Effective Date" means the date on which the Plan is approved by stockholders in accordance with the provisions hereof.

         "Fair Market Value" on any given date means the last reported sale price at which Stock is traded on such date or, if no Stock is traded on such date, the next preceding date on which Stock was traded, as reflected on the principal stock exchange or, if applicable, any other national stock exchange on which the Stock is traded or admitted to trading.

         "Independent Director" means a member of the Board who is not also an employee of the Company or any Subsidiary.

         "Option" or "Stock Option" means any option to purchase shares of Stock granted pursuant to Section 4 hereof.

         "Stock" means the common stock, par value $.01 per share, of the Company, subject to adjustments pursuant to Section 2 hereof.

         "Subsidiary" means any corporation or other entity (other than the Company) in any unbroken chain of corporations or other entities, beginning with the Company if each of the corporations or entities (other than the last corporation or entity in the unbroken chain) owns stock or other interests possessing 50% or more of the economic interest or the total combined voting power of all classes of stock or other interests in one of the other corporations or entities in the chain.

         (c) Administration. The Plan shall be administered by the Board of Directors. The Board shall have the power and authority, consistent with the terms of the Plan:
                  (i) to determine and modify the terms and conditions, including restrictions, not inconsistent with the terms of the Plan, of any Option, which terms and conditions may differ among individual Options, and to approve the form of written instruments evidencing the Options;

                  (ii) to accelerate the exercisability or vesting of all or any portion of any Option upon the consummation of a merger or sale of all or substantially all of the assets of the Company, in accordance with the provisions of Section 2(c) hereof; and

                  (iii) to adopt, alter and repeal such rules, guidelines and practices for administration of the Plan and for its own acts and proceedings as it shall deem advisable; to interpret the terms and provisions of the Plan and any Option (including related written instruments); to make all determinations it deems advisable for the administration of the Plan; to decide all disputes arising in connection with the Plan; and to otherwise supervise the administration of the Plan.

         All decisions and interpretations of the Board shall be binding on all persons, including the Company and Plan participants.

SECTION 2.        STOCK OPTIONS ISSUABLE UNDER THE PLAN; MERGERS; SUBSTITUTION

         (a) Stock Options Issuable. This Plan provides for the issuance to Independent Directors of options to purchase shares of Stock.

         (b) Recapitalizations. If, through or as a result of any merger, consolidation, sale of all or substantially all of the assets of the Company, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar transaction, the outstanding shares of Stock are increased or decreased or are exchanged for a different number or kind of shares or other securities of the Company, or additional shares or new or different shares or other securities of the Company or other non-cash assets are distributed with respect to such shares of Stock or other securities, the Board shall make an appropriate or proportionate adjustment in (i) the number of Stock Options to be granted to each Independent Director under Section 4 hereof, (ii) the number and kind of shares or other securities subject to any then outstanding Stock Options under the Plan, and (iii) the price for each share subject to any then outstanding Stock Options under the Plan, without changing the aggregate exercise price (i.e., the exercise price multiplied by the number of Stock Options as to which such Stock Options remain exercisable). The adjustment by the Board shall be final, binding and conclusive. No fractional shares of Stock shall be issued under the Plan resulting from any such adjustment, but the Board in its discretion may make a cash payment in lieu of fractional shares.

         (c) Change of Control. Upon the occurrence of a Change of Control as defined in this Section 2(c):
         (a) Each outstanding Stock Option shall automatically become fully exercisable notwithstanding any provision to the contrary herein.

         (b) "Change of Control" shall mean the occurrence of any one of the following events:

                  (i) any "person," as such term is used in Sections 13(d) and 14(d) of the Act (other than the Company, any of its Subsidiaries, or any trustee, fiduciary or other person or entity holding securities under any employee benefit plan or trust of the Company or any of its Subsidiaries), together with all "affiliates" and "associates" (as such terms are defined in Rule 12b-2 under the Act) of such person, shall become the "beneficial owner" (as such term is defined in Rule 13d-3 under the Act), directly or indirectly, of securities of the Company representing 60% or more of either (A) the combined voting power of the Company's then outstanding securities having the right to vote in an election of the Company's Board of Directors ("Voting Securities") or
         (B) the then outstanding shares of Stock of the Company (in either such case other than as a result of an acquisition of securities directly from the Company); or

                  (ii) persons who, as of the effective date of this Section 2(c), constitute the Company's Board of Directors (the "Incumbent Directors") cease for any reason, including, without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Board, provided that any person becoming a director of the Company subsequent to the effective date of this Section 2(c) whose election or nomination for election was approved by a vote of at least a majority of the Incumbent Directors shall, for purposes of this Plan, be considered an Incumbent Director; or

                  (iii) the stockholders of the Company shall approve (A) any consolidation or merger of the Company or any Subsidiary where the shareholders of the Company, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own (as such term is defined in Rule 13d-3 under the Act), directly or indirectly, shares representing in the aggregate 80% or more of the voting shares of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any), (B) any sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of the Company or (C) any plan or proposal for the liquidation or dissolution of the Company;

         Notwithstanding the foregoing, a "Change of Control" shall not be deemed to have occurred for purposes of this Section 2(c) solely as a result of an acquisition of securities by the Company which, by reducing the number of shares of Stock or other Voting Securities outstanding, increases (x) the proportionate number of shares of Stock beneficially owned by any person to 60% or more of the shares of Stock then outstanding or (y) the proportionate voting power represented by the Voting Securities beneficially owned by any person to 60% or more of the combined voting power of all then outstanding Voting Securities; provided, however, that if any person referred to in clause (x) or
(y) of this sentence shall thereafter become the beneficial owner of any additional shares of Stock or other Voting Securities (other than pursuant to a stock split, stock dividend, or similar transaction), then a "Change of Control" shall be deemed to have occurred for purposes of this Section 2(c).

SECTION 3.  ELIGIBILITY

         Stock Options shall be issued under this Plan only to Independent Directors of the Company. All Stock Options granted under the Plan shall be non-qualified.

SECTION 4.  STOCK OPTIONS

         (a)      Automatic Grant of Options.

                  (i) Each Independent Director who first becomes a Director of the Company on or after December 15, 1997 shall automatically be granted on the date he or she becomes a Director of the Company a Stock Option to purchase 20,000 shares of Stock. Notwithstanding any other provision of this Plan to the contrary, such Options shall vest immediately.

                  (ii) Each Independent Director who is serving as Director of the Company on the first business day of the calendar year of each year beginning with January 1, 1998, shall automatically be granted on such day or the first business day thereafter a Stock Option to acquire 10,000 shares of Stock.

                  (iii) Each Independent Director who first becomes a Director of the Company other than on January 1 in a given calendar year shall automatically be granted on the date he or she becomes such Director, in addition to any Stock Option granted pursuant to Section 4(a)(i) hereof, a Stock Option to purchase a number of shares of Stock equal to 10,000 multiplied by the quotient of (x) the number of days remaining in such calendar year after the date of issuance of the Stock Option, divided by (y) the number of days in such calendar year, rounded to the nearest whole number.

                  (iv) The exercise price per share for the Stock covered by a Stock Option granted under this Plan shall be equal to the Fair Market Value of the Stock on the date the Stock Option is granted.

         (b)      Exercise; Termination.

                  (i) Except as otherwise provided in Section 4(a)(i) hereof, an Option granted under this Plan shall vest at a rate of 25% of the total number of shares of Stock purchasable under such Option for each year that the holder remains a Director of the Company, such vesting to take place at the end of each of the first four calendar years following issuance of such Option. An Option issued under this Plan shall not be exercisable after the expiration of ten years from the date of grant.

                  (ii) If an Independent Director ceases to be a Director for any reason other than death, an Option granted to such Independent Director under this Plan may thereafter be exercised, to the extent it was exercisable on the date such optionee ceases to be a Director, for a period of six months from such date or until the expiration of the stated term of the Option, if earlier.

                  (iii) If an Independent Director ceases to be a Director as a result of death, any Option granted to an Independent Director and outstanding on the date of his death shall become fully exercisable and may thereafter be exercised by the legal representative or legatee of the optionee for a period of 12 months from the date of death or until the expiration of the stated term of the option, if earlier.

                  (iv) Options granted under this Plan may be exercised only by written notice to the Company specifying the number of shares to be purchased. Payment of the full purchase price of the shares to be purchased may be made by one or more of the methods specified in
         Section 4(e) hereof. An optionee shall have the rights of a stockholder only as to shares acquired upon the exercise of a Stock Option and not as to unexercised Stock Options.

         (c) Limited to Independent Directors. The provisions of this Plan shall apply only to Options granted or to be granted to Independent Directors.

         (d) Non-transferability of Options. No Stock Option shall be transferable by the optionee otherwise than by will or by the laws of descent and distribution and all Stock Options shall be exercisable, during the optionee's lifetime, only by the optionee. Notwithstanding the foregoing, the optionee may transfer, without consideration for the transfer, his Stock Options to members of his immediate family, to trusts for the benefit of such family members and to partnerships in which such family members are the only partners.

         (e) Method of Exercise. Stock Options may be exercised in whole or in part, by giving written notice of exercise to the Company, specifying the number of shares to be purchased. Payment of the purchase price may be made by one or more of the following methods:

                  (i) In cash, by certified or bank check or other instrument acceptable to the Board; or

                  (ii) In the form of shares of Stock that are not then subject to restrictions under any Company plan and that have been held by the optionee for at least six months, if permitted by the Board in its discretion. Such surrendered shares shall be valued at Fair Market Value on the exercise date; or
                  (iii) By the optionee delivering to the Company a properly executed exercise notice together with irrevocable instructions to a broker to promptly deliver to the Company cash or a check payable and acceptable to the Company to pay the purchase price; provided that in the event the optionee chooses to pay the purchase price as so provided, the optionee and the broker shall comply with such procedures and enter into such agreements of indemnity and other agreements as the Board shall prescribe as a condition of such payment procedure.

         Payment instruments will be received subject to collection. The delivery of certificates representing the shares of Stock to be purchased pursuant to the exercise of a Stock Option will be contingent upon receipt from the optionee (or a purchaser acting in his stead in accordance with the provisions of the Stock Option) by the Company of the full purchase price for such shares and the fulfillment of any other requirements contained in the Stock Option or applicable provisions of laws.

SECTION 5.  AMENDMENTS AND TERMINATION

         The Board may, at any time, amend or discontinue the Plan.

SECTION 6.  GENERAL PROVISIONS

         (a) No Distribution; Compliance with Legal Requirements. The Board may require each person acquiring Stock pursuant to the exercise of a Stock Option to represent to and agree with the Company in writing that such person is acquiring the shares without a view to distribution thereof.

         No shares of Stock shall be issued pursuant to the exercise of a Stock Option until all applicable securities law and other legal and stock exchange or similar requirements have been satisfied. The Board may require the placing of such stop-orders and restrictive legends on certificates for Stock and Stock Options as it deems appropriate.

         (b) Delivery of Stock Certificates. Delivery of stock certificates to participants under this Plan shall be deemed effected for all purposes when the Company or a stock transfer agent of the Company shall have mailed such certificates in the United States mail, addressed to the participant, at the participant's last known address on file with the Company.

         (c) Other Compensation Arrangements; No Employment Rights. Nothing contained in this Plan shall prevent the Board from adopting other or additional compensation arrangements, including trusts, and such arrangements may be either generally applicable or applicable only in specific cases. The adoption of this Plan and the grant of Stock Options do not confer upon any Independent Director any right to continued retention as a Director of the Company.

SECTION 7.  EFFECTIVE DATE OF PLAN

         This Plan shall become effective upon approval by the holders of a majority of the shares of Stock of the Company present or represented and entitled to vote at a meeting of stockholders. Subject to such approval by the stockholders and to the requirement that no Stock may be issued hereunder prior to such approval, Stock Options may be granted hereunder on and after adoption of this Plan by the Board.

SECTION 8.  GOVERNING LAW

         This Plan shall be governed by Delaware law except to the extent such law is preempted by federal law.

DATE APPROVED BY BOARD OF DIRECTORS:                 November 29, 1995

DATE APPROVED BY SHAREHOLDERS:                       June 24, 1996

DATE Amendment approved by Board of Directors:       June 30, 1997

DATE Amendment approved by Shareholders:             October 24, 1997

DATE Amendment approved by Board of Directors:       December 15, 1997

DATE Amendment approved by Shareholders:             August 19, 1998

EXHIBIT 10.8

                        Waste Systems International, Inc.

            AMENDED AND RESTATED 1995 STOCK OPTION AND INCENTIVE PLAN


I.                GENERAL PURPOSE OF THE PLAN; DEFINITIONS

         The name of the plan is the Waste Systems International, Inc. Amended and Restated 1995 Stock Option and Incentive Plan (the "Plan"). The purpose of the Plan is to encourage and enable the officers, employees, Directors, consultants, and other key persons of Waste Systems International, Inc. (the "Company") and its Subsidiaries upon whose judgment, initiative and efforts the Company largely depends for the successful conduct of its business to acquire a proprietary interest in the Company. It is anticipated that providing such persons with a direct stake in the Company's welfare will assure a closer identification of their interests with those of the Company, thereby stimulating their efforts on the Company's behalf and strengthening their desire to remain with the Company.

         The following terms shall be defined as set forth below:

         "Act" means the Securities Exchange Act of 1934, as amended.

         "Award" or "Awards," except where referring to a particular category of grant under the Plan, shall include Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Unrestricted Stock Awards, Performance Share Awards and Dividend Equivalent Rights.

         "BioSafe Merger" shall mean the Merger of Zoe Investment, Inc., a wholly-owned subsidiary of the Company, into BioSafe, Inc., pursuant to the Agreement and Plan of Merger among the Company, Zoe Investment, Inc. and BioSafe, Inc. dated March 17, 1995.

         "Board" means the Board of Directors of the Company.

         "Cause" means the occurrence of one or more of the following: (i) Participant (as defined in Section 4) is convicted of, pleads guilty to, or confesses to any felony or any act of fraud, misappropriation or embezzlement which has an immediate and materially adverse effect on the Company or any Subsidiary, as determined by the Board in good faith in its sole discretion,
(ii) Participant engages in a fraudulent act to the material damage or prejudice of the Company or any Subsidiary or in conduct or activities materially damaging to the property, business or reputation of the Company or any Subsidiary, all as determined by the Board in good faith in its sole discretion, (iii) any material act or omission by Participant involving malfeasance or negligence in the performance of Participant's duties to the Company or any Subsidiary to the material detriment of the Company or any Subsidiary, as determined by the Board in good faith in its sole discretion, which has not been corrected by Participant within 30 days after written notice from the Company of any such act or omission, (iv) failure by Participant to comply in any material respect with the terms of his employment agreement, if any, or any written policies or directives of the Board as determined by the Board in good faith in its sole discretion, which has not been corrected by Participant within 30 days after written notice from the Company of such failure, or (v) material breach by Participant of his noncompetition agreement with the Company, if any, as determined by the Board in good faith in its sole discretion.

         "Change of Control" is defined in Section 15.

         "Code" means the Internal Revenue Code of 1986, as amended, and any successor Code, and related rules, regulations and interpretations.

         "Committee" means the Committee of the Board referred to in Section 2.

         "Disability" means an individual's inability to perform his normal required services for the Company and its Subsidiaries for a period of six consecutive months by reason of the individual's mental or physical disability, as determined by the Committee in good faith in its sole discretion.

         "Dividend Equivalent Right" means Awards granted pursuant to Section 10

         "Effective Date" means the date on which the Plan is approved by stockholders as set forth in Section 17.

         "Fair Market Value" on any given date means the last reported sale price at which Stock is traded on such date or, if no Stock is traded on such date, the most recent date on which Stock was traded, as reflected on the principal market on which the Stock is traded or, if the stock is not traded on any market, the value of the stock as determined by the Board.

         "Incentive  Stock  Option"  means  any  Stock  Option   designated  and
qualified as an "incentive stock option" as defined in Section 422 of the Code.

         "Independent Director" means a member of the Board who is not also an employee of the Company or any Subsidiary.

         "Non-Qualified Stock Option" means any Stock Option that is not an Incentive Stock Option.

         "Option" or "Stock Option" means any option to purchase shares of Stock granted pursuant to Section 5.

         "Performance Share Award" means Awards granted pursuant to Section 9.

         "Restricted Stock Award" means Awards granted pursuant to Section 7. "Retirement" means the Participant's termination of employment with
(or, with respect to an Independent Director, termination of service on the Board of Directors of) the Company or its Subsidiaries after attainment of the age and/or service requirements to qualify for early or normal retirement under the Company's qualified retirement plan.

         "Stock" means the Common Stock, par value $.01 per share, of the Company, subject to adjustments pursuant to Section 3.

         "Stock Appreciation Right" means Awards granted pursuant to Section 6.

         "Subsidiary" means any corporation or other entity (other than the Company) in any unbroken chain of corporations or other entities, beginning with the Company if each of the corporations or entities (other than the last corporation or entity in the unbroken chain) owns stock or other interests possessing 50% or more of the economic interest or the total combined voting power of all classes of stock or other interests in one of the other corporations or entities in the chain.

         "Unrestricted Stock Award" means Awards granted pursuant to Section 8.

I. ADMINISTRATION OF PLAN; COMMITTEE AUTHORITY TO SELECT PARTICIPANTS AND DETERMINE AWARDS

A. Committee. The Plan shall be administered by all of the Independent Director members of the Compensation Committee of the Board, or any other committee of not less than two Independent Directors performing similar functions, as appointed by the Board from time to time. Each member of the Committee shall be a "non-employee director" within the meaning of Rule 16b-3(b)(3)(i) promulgated under the Act and an "outside director" within the meaning of Section 162(m) of the Code and the regulations promulgated thereunder.

A. Powers of Committee. The Committee shall have the power and authority to grant Awards consistent with the terms of the Plan, including the power and authority:

1. to select the officers, employees, Directors, consultants and other key persons of the Company and its Subsidiaries to whom Awards may from time to time be granted;

1. to determine the time or times of grant, and the extent, if any, of Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Unrestricted Stock Awards and Performance Share Awards, or any combination of the foregoing, granted to any one or more Participants;

1. to determine the number of shares of Stock to be covered by any Award;

1. to determine and modify the terms and conditions, including restrictions, not inconsistent with the terms of the Plan, of any Award, which terms and conditions may differ among individual Awards and Participants, and to approve the form of written instruments evidencing the Awards;

1. to accelerate the exercisability or vesting of all or any portion of any Award;

1. subject to the provisions of Section 5(a)(iii), to extend the period in which Stock Options may be exercised;

1. to determine whether, to what extent, and under what circumstances Stock and other amounts payable with respect to an Award shall be deferred either automatically or at the election of the Participant and whether and to what extent the Company shall pay or credit amounts constituting interest (at rates determined by the Committee) or dividends or deemed dividends on such deferrals; and

1. to adopt, alter and repeal such rules, guidelines and practices for administration of the Plan and for its own acts and proceedings as it shall deem advisable; to interpret the terms and provisions of the Plan and any Award (including related written instruments); to make all determinations it deems advisable for the administration of the Plan; to decide all disputes arising in connection with the Plan; and to otherwise supervise the administration of the Plan.

         All decisions and interpretations of the Committee shall be binding on all persons, including the Company and Participants.

I.                STOCK ISSUABLE UNDER THE PLAN; MERGERS; SUBSTITUTION

A. Stock Issuable. The maximum number of shares of Stock reserved and available for issuance under the Plan shall be 3,000,000 shares. For purposes of this limitation, the shares of Stock underlying any Awards which are forfeited, cancelled, reacquired by the Company, satisfied without the issuance of Stock or otherwise terminated (other than by exercise) shall be added back to the shares of Stock available for issuance under the Plan. Subject to such overall limitation, shares of Stock may be issued up to such maximum number pursuant to any type or types of Award. Options to purchase an aggregate of 599,375 shares previously granted under the Company's 1993 Stock Option Plan and outstanding as of March 17, 1995 shall be treated as options subject to the Plan for all purposes; provided, however, that the number of shares subject to such options outstanding as of February 13, 1998 shall be divided by five, and the exercise price of such options multiplied by five, to account for the one-for-one reverse stock split with respect to the Company's Stock effected on such date.

A. Recapitalizations. If, through or as a result of any merger, consolidation, sale of all or substantially all of the assets of the Company, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar transaction, the outstanding shares of Stock are increased or decreased or are exchanged for a different number or kind of shares or other securities of the Company, or additional shares or new or different shares or other securities of the Company or other non-cash assets are distributed with respect to such shares of Stock or other securities, the Committee shall make an appropriate or proportionate adjustment in (i) the maximum number of shares reserved for issuance under the Plan, (ii) the number of Stock Options or Stock Appreciation Rights that can be granted to any one individual Participant, (iii) the number and kind of shares or other securities subject to any then outstanding Awards and Stock Appreciation Rights under the Plan, and (iv) the price for each share subject to any then outstanding Stock Options under the Plan, without changing the aggregate exercise price as to which such Stock Options and Stock Appreciation Rights remain exercisable. The adjustment by the Committee shall be final, binding and conclusive. No fractional shares of Stock shall be issued under the Plan resulting from any such adjustment, but the Committee in its discretion may make a cash payment in lieu of fractional shares. This Section 3(b) shall not apply to the transactions effected in connection with the BioSafe Merger.

A. Mergers. In the event a consolidation or merger or sale of all or substantially all of the assets of the Company in which outstanding shares of Common Stock are exchanged for securities, cash or other property of any other corporation or business entity or in the event of a liquidation of the Company, the Board, or the board of directors of any corporation assuming the obligations of the Company, may, in its discretion, take any one or more of the following actions, as to outstanding Stock Options and Stock Appreciation Rights: (i) provide that such Stock Options shall be assumed or equivalent options shall be substituted, by the acquiring or succeeding corporation (or an affiliate thereof), (ii) upon written notice to the optionees, provide that all unexercised Stock Options and Stock Appreciation Rights will terminate immediately prior to the consummation of such transaction unless exercised by the optionee within a specified period following the date of such notice, and/or
(iii) in the event of a business combination under the terms of which holders of the Stock of the Company will receive upon consummation thereof a cash payment for each share surrendered in the business combination, make or provide for a cash payment to the optionees equal to the difference between (A) the value (as determined by the Committee) of the consideration payable per share of Stock pursuant to the business combination (the "Merger Price") times the number of shares of Stock subject to such outstanding Stock Options and Stock Appreciation Rights (to the extent then exercisable at prices not in excess of the Merger Price) and (B) the aggregate exercise price of all such outstanding Stock Options and Stock Appreciation Rights in exchange for the termination of such Stock Options and Stock Appreciation Rights. This Section 3(c) shall not apply to the transactions effected in connection with the BioSafe Merger.

A. Substitute Awards. The Committee may grant Awards under the Plan in substitution for stock and stock based awards held by employees of another corporation who concurrently become employees of the Company or a Subsidiary as the result of a merger or consolidation of the employing corporation with the Company or a Subsidiary or the acquisition by the Company or a Subsidiary of property or stock of the employing corporation. The Committee may direct that the substitute awards be granted on such terms and conditions as the Committee considers appropriate in the circumstances.

I.                ELIGIBILITY

         Participants in the Plan will be such full or part-time officers, employees, Directors, consultants and other key persons of the Company and its Subsidiaries who are responsible for or contribute to the management, growth or profitability of the Company and its Subsidiaries and who are selected from time to time by the Committee, in its sole discretion (collectively, the
"Participants," and each individually, a "Participant"). All Participants are eligible to receive all types of Awards under the Plan other than Incentive Stock Options, for which only employees are eligible.

I.                STOCK OPTIONS

         Any Stock Option granted under the Plan shall be in such form as the Committee may from time to time approve.

         Stock Options granted under the Plan may be either Incentive Stock Options or Non-Qualified Stock Options. Pursuant to applicable federal law, all Participants other than employees are prohibited from receiving Incentive Stock Options. To the extent that any Option does not qualify as an Incentive Stock Option, it shall constitute a Non-Qualified Stock Option.

         No Incentive Stock Option shall be granted under the Plan after March 17, 2005 (10 years from the date plan is approved by Board of Directors).

A. Stock Options Granted to Participants. The Committee in its discretion may grant Stock Options to eligible Participants of the Company or any Subsidiary. Stock Options granted to Participants pursuant to this Section 5(a) shall be subject to the following terms and conditions and shall contain such additional terms and conditions, not inconsistent with the terms of the Plan, as the Committee shall deem desirable:

1. Exercise Price. The exercise price per share for the Stock covered by a Stock Option granted pursuant to this Section 5(a) shall be determined by the Committee at the time of grant but shall not be less than 100% of the Fair Market Value on the date of grant in the case of Incentive Stock Options, or 85% of the Fair Market Value on the date of grant, in the case of Non-Qualified Stock Options. Notwithstanding the foregoing, with respect to Non-Qualified Stock Options which are granted in lieu of cash bonus, the exercise price per share shall not be less than 50% of the Fair Market Value on the date of grant. If a Participant owns or is deemed to own (by reason of the attribution rules applicable under Section 424(d) of the Code) more than 10% of the combined voting power of all classes of stock of the Company or any Subsidiary or parent corporation and an Incentive Stock Option is granted to such Participant, the option price of such Incentive Stock Option shall be not less than 110% of the Fair Market Value on the grant date.

1. Grant of Discount Options in Lieu of Cash Bonus. Upon the request of an eligible Participant and with the consent of the Committee, such Participant may elect each calendar year to receive a Non-Qualified Stock Option in lieu of cash bonus to which he may become entitled during the following calendar year pursuant to any other plan of the Company, but only if such Participant makes an irrevocable election to waive receipt of all or a portion of such cash bonus. Such election shall be made on or before the date set by the Committee which date shall be no later than 15 days (or such shorter period permitted by the Committee) preceding January 1 of the calendar year in which the cash bonus would otherwise be paid. A Non-Qualified Stock Option shall be granted to each Participant who made such an irrevocable election on the date the waived cash bonus would otherwise be paid. The exercise price per share shall be determined by the Committee but shall not be less than 50% of the Fair Market Value of the Stock on the date the Stock Option is granted. The number of shares of Stock subject to the Stock Option shall be determined by dividing the amount of the waived cash bonus by the difference between the Fair Market Value of the Stock on the date the Stock Option is granted and the exercise price per Stock Option. The Stock Option shall be granted for whole number of shares so determined; the value of any fractional share shall be paid in cash. A Participant may revoke his election under this Section 5(a)(ii) on a prospective basis at any time; provided, however, that with respect to a Participant who is subject to Section 16 of the Act, such revocation shall only be effective six months and one day following the date of such revocation.

1. Option Term. The term of each Stock Option shall be fixed by the Committee, but no Incentive Stock Option shall be exercisable more than ten years after the date the option is granted. If a Participant owns or is deemed to own (by reason of the attribution rules of Section 424(d) of the Code) more than 10% of the combined voting power of all classes of stock of the Company or any Subsidiary or parent corporation and an Incentive Stock Option is granted to such Participant, the term of such option shall be no more than five years from the date of grant.

1. Exercisability; Rights of a Stockholder. Stock Options shall become vested and exercisable at such time or times, whether or not in installments, as shall be determined by the Committee at or after the grant date; provided, however, that Stock Options granted in lieu of cash bonus shall be exercisable immediately. The Committee may at any time accelerate the exercisability of all or any portion of any Stock Option. An optionee shall have the rights of a stockholder only as to shares acquired upon the exercise of a Stock Option and not as to unexercised Stock Options. 2. Method of Exercise. Stock Options may be exercised in whole or in part, by giving written notice of exercise to the Company, specifying the number of shares to be purchased. Payment of the purchase price may be made by one or more of the following methods:

a) In cash, by certified or bank check or other instrument acceptable to the Committee;

a) In the form of shares of Stock that are not then subject to restrictions under any Company plan and that have been held by the optionee for at least six months, if permitted by the Committee in its discretion. Such surrendered shares shall be valued at Fair Market Value on the exercise date; or

a) By the optionee delivering to the Company a properly executed exercise notice together with irrevocable instructions to a broker to promptly deliver to the Company cash or a check payable and acceptable to the Company to pay the purchase price; provided that in the event the optionee chooses to pay the purchase price as so provided, the optionee and the broker shall comply with such procedures and enter into such agreements of indemnity and other agreements as the Committee shall prescribe as a condition of such payment procedure.

         Payment  instruments  will  be  received  subject  to  collection.  The delivery of certificates representing the shares of Stock to be purchased pursuant to the exercise of a Stock Option will be contingent upon receipt from the optionee (or a purchaser acting in his stead in accordance with the provisions of the Stock Option) by the Company of the full purchase price for such shares and the fulfillment of any other requirements contained in the Stock Option or applicable provisions of laws.

1. Termination by Reason of Death. Any Stock Option held by an optionee whose employment by (or, in the case of an Independent Director, service on the Board of Directors of) the Company or its Subsidiaries is terminated by reason of death shall become fully exercisable and may thereafter be exercised by the legal representative or legatee of the optionee, for a period of twelve months (or such longer period as the Committee shall specify at any time) from the date of death, or until the expiration of the stated term of the Option, if earlier.

1.                         Termination by Reason of Disability.

a) Any Stock Option held by an optionee whose employment by (or, in the case of an Independent Director, whose service on the Board of Directors of) the Company or its Subsidiaries is terminated by reason of Disability shall become fully exercisable and may thereafter be exercised, for a period of twelve months (or such longer period as the Committee shall specify at any time) from the date of such termination, or until the expiration of the stated term of the Option, if earlier.

a) The Committee shall have sole authority and discretion to determine whether a Participant's employment by (or, in the case of an Independent Director, service on the Board of Directors of) the Company or any Subsidiary has been terminated by reason of Disability.

a) Except as otherwise provided by the Committee at any time, the death of an optionee during the period provided in this Section 5(a)(vii) for the exercise of a Stock Option shall extend such period for six months from the date of death, subject to termination on the expiration of the stated term of the Option, if earlier.

1.                         Termination by Reason of Retirement.

a) Any Stock Option held by an optionee whose employment by (or, in the case of an Independent Director, whose service on the Board of Directors of) the Company or its Subsidiaries is terminated by reason of Retirement may thereafter be exercised, to the extent it was exercisable at the time of such termination, for a period of twelve months (or such other period as the Committee shall specify at any time) from the date of such termination of employment (or, in the case of an Independent Director, termination of service on the Board of Directors), or until the expiration of the stated term of the Option, if earlier.

a) Except as otherwise provided by the Committee at any time, the death of an optionee during a period provided in this Section 5(a)(viii) for the exercise of a Stock Option shall extend such period for six months from the date of death, subject to termination on the expiration of the stated term of the Option, if earlier.

1. Termination for Cause. If any optionee's employment by (or, in the case of an Independent Director, whose service on the Board of Directors of) the Company or its Subsidiaries is terminated for Cause, any Stock Option held by such optionee, including any Stock Option that is immediately exercisable at the time of such termination, shall immediately terminate and be of no further force and effect; provided, however, that the Committee may, in its sole discretion, provide that such Stock Option can be exercised for a period of up to 30 days from the date of termination of employment (or, in the case of an Independent Director, termination of service on the Board of Directors) or until the expiration of the stated term of the Option, if earlier. 2. Other Termination. Unless otherwise determined by the Committee, if an optionee's employment by (or, with respect to an Independent Director, service on the Board of Directors of) the Company or its Subsidiaries terminates for any reason other than death, Disability, Retirement, or for Cause, any Stock Option held by such optionee may thereafter be exercised, to the extent it was exercisable on the date of termination of employment (or service, as the case may be), for three months (or such longer period as the Committee shall specify at any time) from the date of termination of employment (or service, as the case may be) or until the expiration of the stated term of the Option, if earlier.

1. Annual Limit on Incentive Stock Options. To the extent required for "incentive stock option" treatment under Section 422 of the Code, the aggregate Fair Market Value (determined as of the time of grant) of the shares of Stock with respect to which Incentive Stock Options granted under this Plan and any other plan of the Company or its Subsidiaries become exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. To the extent that all of any Stock Option exceeds this limit, it shall constitute a Non-Qualified Stock Option.

A.  Reload Options.  At the discretion of the Committee, Options granted under
Section 5(a) may include a so-called "reload" feature pursuant to which an optionee exercising an option by the delivery of a number of shares of Stock in accordance with Section 5(a)(v)(B) hereof would automatically be granted an additional Option (with an exercise price equal to the Fair Market Value of the Stock on the date the additional Option is granted and with the same expiration date as the original Option being exercised, and with such other terms as the Committee may provide) to purchase that number of shares of Stock equal to the number delivered to exercise the original Option.

A. Non-transferability of Options. No Stock Option shall be transferable by the optionee otherwise than by will or by the laws of descent and distribution and all Stock Options shall be exercisable, during the optionee's lifetime, only by the optionee. Notwithstanding the foregoing, the Committee may provide in an option agreement that the optionee may transfer, without consideration for the transfer, his Stock Options to members of his immediate family, to trusts for the benefit of such family members and to partnerships in which such family members are the only partners.

A. Form of Settlement. Shares of Stock issued upon exercise of a Stock Option shall be free of all restrictions under the Plan, except as otherwise provided in the Plan.

I.                STOCK APPRECIATION RIGHTS.

A. Nature of Stock Appreciation Rights. A Stock Appreciation Right is an Award entitling the recipient to receive an amount in cash or shares of Stock or a combination thereof having a value equal to the excess of the Fair Market Value of the Stock on the date of exercise over the exercise price per Stock Appreciation Right set by the Committee at the time of grant, which price shall not be less than 85% of the Fair Market Value of the Stock on the date of grant (or over the option exercise price per share, if the Stock Appreciation Right was granted in tandem with a Stock Option) multiplied by the number of shares of Stock with respect to which the Stock Appreciation Right shall have been exercised, with the Committee having the right to determine the form of payment.

A. Grant and Exercise of Stock Appreciation Rights. Stock Appreciation Rights may be granted to any eligible Participant by the Committee in tandem with, or independently of, any Stock Option granted pursuant to Section 5 of the Plan. In the case of a Stock Appreciation Right granted in tandem with a Non-Qualified Stock Option, such Stock Appreciation Right may be granted either at or after the time of the grant of such Option. In the case of a Stock Appreciation Right granted in tandem with an Incentive Stock Option, such Stock Appreciation Right may be granted only at the time of the grant of the Option.

         A Stock Appreciation Right or applicable portion thereof granted in tandem with a Stock Option shall terminate and no longer be exercisable upon the termination or exercise of the related Option.

A. Terms and Conditions of Stock Appreciation Rights. Stock Appreciation Rights shall be subject to such terms and conditions as shall be determined from time to time by the Committee, subject to the following:

1. Stock Appreciation Rights granted in tandem with Options shall be exercisable at such time or times and to the extent that the related Stock Options shall be exercisable.

1. Upon exercise of a Stock Appreciation Right, the applicable portion of any related Option shall be surrendered.

1. Stock Appreciation Rights granted in tandem with an Option shall be transferable only when and to the extent that the underlying Option would be transferable. Stock Appreciation Rights not granted in tandem with a Option shall not be transferable otherwise than by will or the laws of descent or distribution. All Stock Appreciation Rights shall be exercisable during the Participant's lifetime only by the Participant or the Participant's legal representative.

1. No Stock Appreciation Right may be exercised for a period of six months after the date of grant.

I.                RESTRICTED STOCK AWARDS

A. Nature of Restricted Stock Awards. The Committee may grant Restricted Stock Awards to any Participant. A Restricted Stock Award is an Award entitling the recipient to acquire, at no cost or for a purchase price determined by the Committee, shares of Stock subject to such restrictions and conditions as the Committee may determine at the time of grant ("Restricted Stock"). Conditions may be based on continuing employment, service to the Company or any Subsidiary, and/or achievement of pre-established performance goals and objectives.

A. Acceptance of Award. A Participant who is granted a Restricted Stock Award shall have no rights with respect to such Award unless the Participant shall have accepted the Award within 60 days (or such shorter date as the Committee may specify) following the award date by making payment to the Company, if required, by certified or bank check or other instrument or form of payment acceptable to the Committee in an amount equal to the specified purchase price, if any, of the shares covered by the Award and by executing and delivering to the Company a written instrument that sets forth the terms and conditions of the Restricted Stock Award in such form as the Committee shall determine.

A. Rights as a Stockholder. Upon complying with Section 7(b) above, a Participant shall have the rights of a stockholder with respect to the voting of the Restricted Stock, subject to such conditions contained in the written instrument evidencing the Restricted Stock Award. Unless the Committee shall otherwise determine, certificates evidencing the Restricted Stock shall remain in the possession of the Company until such Restricted Stock is vested as provided in Section 7(e) below.

A. Restrictions. Restricted Stock may not be sold, assigned, transferred, pledged or otherwise encumbered or disposed of except as specifically provided herein or in the written instrument evidencing the Restricted Stock Award. In the event of termination of employment by (or, in the case of an Independent Director, termination of service on the Board of Directors of) the Company and its Subsidiaries for any reason other than death or Disability, the Company shall have the right, at the discretion of the Committee, to repurchase Restricted Stock with respect to which conditions have not lapsed at their purchase  price,  or to  require  forfeiture  of such  shares to the  Company if acquired at no cost, from the Participant or the Participant's legal representative. The Company must exercise such right of repurchase or forfeiture not later than the 90th day following such termination of employment or service (unless otherwise specified in the written instrument evidencing the Restricted Stock Award).

A. Vesting of Restricted Stock. The Committee at the time of grant shall specify the date or dates and/or the attainment of pre-established performance goals, objectives and other conditions on which the non-transferability of the Restricted Stock and the Company's right of repurchase or forfeiture shall lapse. Subsequent to such date or dates and/or the attainment of such pre-established performance goals, objectives and other conditions, the shares on which all restrictions have lapsed shall no longer be Restricted Stock and shall be deemed "vested." A Participant whose employment by (or, with respect to an Independent Director, service on the Board of Directors of) the Company or any Subsidiary is terminated for reason of death or Disability shall become fully vested in his Restricted Stock on his termination date to the extent such vesting is otherwise contingent only on continued service with the Company. Where vesting is contingent on attainment of pre-established performance goals, the vesting of Restricted Stock in the case of death or Disability shall remain dependent on the attainment of such goals and shall be determined as of such date or dates specified by the Committee.

A. Waiver, Deferral and Reinvestment of Dividends. The written instrument evidencing the Restricted Stock Award may require or permit the immediate payment, waiver, deferral or investment of dividends paid on the Restricted Stock.

I.                UNRESTRICTED STOCK AWARDS

A. Grant or Sale of Unrestricted Stock. The Committee may, in its sole discretion, grant (or sell at a purchase price determined by the Committee) an Unrestricted Stock Award to any Participant, pursuant to which such Participant may receive shares of Stock free of any restrictions ("Unrestricted Stock") under the Plan. Unrestricted Stock Awards may be granted or sold as described in the preceding sentence in respect of past services or other valid consideration, or in lieu of any cash compensation due to such Participant.

A. Elections to Receive Unrestricted Stock In Lieu of Compensation. Upon the request of a Participant and with the consent of the Committee, each Participant may, pursuant to an irrevocable written election delivered to the Company no later than the date or dates specified by the Committee, receive a portion of the cash compensation otherwise due to such Participant in the form of shares of Unrestricted Stock (valued at Fair Market Value on the date or dates the cash compensation would otherwise be paid).

A. Elections to Receive Unrestricted Stock in Lieu of Director Fees. Each Independent Director may, pursuant to an irrevocable written election delivered to the Company, receive all or a portion of such Independent Director's director fees that would otherwise be payable in cash, if any, in shares of Unrestricted Stock (valued at Fair Market Value on the date or dates that the director fees would otherwise be paid in cash). Such election shall be effective no earlier than six months and one day following the date of such election. Any revocation of such election shall be effective six months and one day following the date of the revocation.

A. Deferral of Awards. Each Independent Director who has made an election to receive shares of Unrestricted Stock under Section 8(c) above will have the right to defer receipt of up to 100% of such shares of Unrestricted Stock payable to such Independent Director in accordance with such rules and procedures as may from time to time be established by the Company for that purpose. The deferred Unrestricted Stock shall be entitled to receive Dividend Equivalent Rights settled in shares of Stock.

I.                PERFORMANCE SHARE AWARDS

A. Nature of Performance Share Awards. A Performance Share Award is an award entitling the recipient to acquire shares of Stock upon the attainment of specified performance goals. The Committee may make Performance Share Awards independent of or in connection with the granting of any other Award under the Plan. Performance Share Awards may be granted under the Plan to any Participants, including those who qualify for awards under other performance plans of the Company. The Committee in its sole discretion shall determine whether and to whom Performance Share Awards shall be made, the performance goals applicable under each such Award, the periods during which performance is to be measured, and all other limitations and conditions applicable to the awarded Performance Shares; provided, however, that the Committee may rely on the performance goals and other standards applicable to other performance unit plans of the Company in setting the standards for Performance Share Awards under the Plan.

A. Restrictions on Transfer. Performance Share Awards and all rights with respect to such Awards may not be sold, assigned, transferred, pledged or otherwise encumbered.

A. Rights as a Stockholder. A Participant receiving a Performance Share Award shall have the rights of a stockholder only as to shares actually received by the Participant under the Plan and not with respect to shares subject to the Award but not actually received by the Participant. A Participant shall be entitled to receive a stock certificate evidencing the acquisition of shares of Stock under a Performance Share Award only upon satisfaction of all conditions specified in the written instrument evidencing the Performance Share Award (or in a performance plan adopted by the Committee).

A. Termination. Except as may otherwise be provided by the Committee at any time prior to termination of employment by (or, with respect to an Independent Director, termination of service on the Board of Directors of) the Company or any Subsidiary, a Participant's rights in all Performance Share Awards shall automatically terminate upon the Participant's termination of employment by (or, with respect to an Independent Director, termination of service on the Board of Directors of) the Company and its Subsidiaries for any reason.

A. Acceleration, Waiver, Etc. At any time prior to the Participant's termination of employment by (or, with respect to an Independent Director, termination of service on the Board of Directors of) the Company and its Subsidiaries, the Committee may in its sole discretion accelerate, waive or, subject to
Section 12, amend any or all of the goals, restrictions or conditions imposed under any Performance Share Award.

I.         DIVIDEND EQUIVALENT RIGHTS

A. Dividend Equivalent Rights. A Dividend Equivalent Right is an award entitling the recipient to receive credits based on cash dividends that would be paid on the shares of Stock specified in the Dividend Equivalent Right (or other award to which it relates) if such shares were held by the recipient. A Dividend Equivalent Right may be granted hereunder to an eligible Participant, as a component of another award or as a freestanding award. The terms and conditions of Dividend Equivalent Rights shall be specified in the grant. Dividend equivalents credited to the holder of a Dividend Equivalent Right may be paid currently or may be deemed to be reinvested in additional shares of Stock, which may thereafter accrue additional equivalents. Any such reinvestment shall be at Fair Market Value on the date of reinvestment or such other price as may then apply under a dividend reinvestment plan sponsored by the Company, if any. Dividend Equivalent Rights may be settled in cash or shares of Stock or a combination thereof, in a single installment or installments. A Dividend Equivalent Right granted as a component of another award may provide that such Dividend Equivalent Right shall be settled upon exercise, settlement, or payment of, or lapse of restrictions on, such other award, and that such Dividend Equivalent Right shall expire or be forfeited or annulled under the same conditions as such other award. A Dividend Equivalent Right granted as a component of another award may also contain terms and conditions different from such other award.

A. Interest Equivalents. Any award under this Plan that is settled in whole or in part in cash on a deferred basis may provide in the grant for interest equivalents to be credited with respect to such cash payment. Interest equivalents may be compounded and shall be paid upon such terms and conditions as may be specified by the grant.

I.         TAX WITHHOLDING

A. Payment by Participant. Each Participant shall, no later than the date as of which the value of an Award or of any Stock or other amounts received thereunder first becomes includable in the gross income of the Participant for Federal income tax purposes, pay to the Company, or make arrangements satisfactory to the Committee regarding payment of, any Federal, state, or local taxes of any kind required by law to be withheld with respect to such income. The Company and its Subsidiaries shall, to the extent permitted by law, have the right to deduct any such taxes from any payment of any kind otherwise due to the Participant.

A. Payment in Stock. Subject to the approval of the Committee, a Participant may elect to have such tax withholding obligation satisfied, in whole or in part, by
(i) authorizing the Company to withhold from shares of Stock to be issued pursuant to any Award a number of shares with an aggregate Fair Market Value (as of the date the withholding is effected) that would satisfy the withholding amount due, or (ii) transferring to the Company shares of Stock owned by the Participant with an aggregate Fair Market Value (as of the date the withholding is effected) that would satisfy the withholding amount due.
II.        TRANSFER, LEAVE OF ABSENCE, ETC.

         For purposes of the Plan, the following events shall not be deemed a termination of employment:

A. a transfer to the employment of the Company from a Subsidiary or from the Company to a Subsidiary, or from one Subsidiary to another; or

A. an approved leave of absence for military service or sickness, or for any other purpose approved by the Company, if the Participant's right to re-employment is guaranteed either by a statute or by contract or under the policy pursuant to which the leave of absence was granted or if the Committee otherwise so provides in writing.

I.         AMENDMENTS AND TERMINATION

         The Board may, at any time, amend or discontinue the Plan and the Committee may, at any time, amend or cancel any outstanding Award (or provide substitute Awards at the same or reduced exercise or purchase price or with no exercise or purchase price, but such price, if any, must satisfy the requirements which would apply to the substitute or amended Award if it were then initially granted under this Plan) for the purpose of satisfying changes in law or for any other lawful purpose, but no such action shall adversely affect rights under any outstanding Award without the holder's consent. If and to the extent determined by the Committee to be required by the Act to ensure that Awards granted under the Plan are exempt under Rule 16b-3 promulgated under the Act, or that Incentive Stock Options granted under the Plan are qualified under
Section 422 of the Code, Plan amendments shall be subject to approval by the Company stockholders.

I.         STATUS OF PLAN

         With respect to the portion of any Award which has not been exercised and any payments in cash, Stock or other consideration not received by a Participant, a Participant shall have no rights greater than those of a general creditor of the Company unless the Committee shall otherwise expressly determine in connection with any Award or Awards. In its sole discretion, the Committee may authorize the creation of trusts or other arrangements to meet the Company's obligations to deliver Stock or make payments with respect to Awards hereunder, provided that the existence of such trusts or other arrangements is consistent with the foregoing sentence.

I.         CHANGE OF CONTROL PROVISIONS

         Upon the  occurrence  of a Change of Control as defined in this Section
15:

A. Each outstanding Stock Option and Stock Appreciation Right shall automatically become fully exercisable notwithstanding any provision to the contrary herein.

A. Each Restricted Stock Award and Performance Share Award shall be subject to such terms, if any, with respect to a Change of Control as have been provided by the Committee in connection with such Award.

A. "Change of Control" shall mean the occurrence of any one of the following events:

1. any "person," as such term is used in Sections 13(d) and 14(d) of the Act (other than the Company, any of its Subsidiaries, or any trustee, fiduciary or other person or entity holding securities under any employee benefit plan or trust of the Company or any of its Subsidiaries), together with all "affiliates" and "associates" (as such terms are defined in Rule 12b-2 under the Act) of such person, shall become the "beneficial owner" (as such term is defined in Rule 13d-3 under the Act), directly or indirectly, of securities of the Company representing 60% or more of either (A) the combined voting power of the Company's then outstanding securities having the right to vote in an election of the Company's Board of Directors ("Voting Securities") or (B) the then outstanding shares of Stock of the Company (in either such case other than as a result of an acquisition of securities directly from the Company); or

1. persons who, as of the Effective Date, constitute the Company's Board of Directors (the "Incumbent Directors") cease for any reason, including, without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Board, provided that any person becoming a director of the Company subsequent to the Effective Date whose election or nomination for election was approved by a vote of at least a majority of the Incumbent Directors shall, for purposes of this Plan, be considered an Incumbent Director; or

1. the stockholders of the Company shall approve (A) any consolidation or merger of the Company or any Subsidiary where the stockholders of the Company, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own (as such term is defined in Rule 13d-3 under the Act), directly or indirectly, shares representing in the aggregate 80% or more of the voting shares of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any), (B) any sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of the Company or (C) any plan or proposal for the liquidation or dissolution of the Company;

         Notwithstanding  the  foregoing,  a "Change  of  Control"  shall not be deemed to have  occurred  for  purposes of this Section 15 solely as a result of
(A) the BioSafe Merger or (B) an acquisition of securities by the Company which, by reducing the number of shares of Stock or other Voting Securities outstanding, increases (x) the proportionate number of shares of Stock beneficially owned by any person to 60% or more of the shares of Stock then outstanding or (y) the proportionate voting power represented by the Voting Securities beneficially owned by any person to 60% or more of the combined voting power of all then outstanding Voting Securities; provided, however, that if any person referred to in clause (x) or (y) of this sentence shall thereafter become the beneficial owner of any additional shares of Stock or other Voting Securities (other than pursuant to a stock split, stock dividend, or similar transaction), then a "Change of Control" shall be deemed to have occurred for purposes of this Section 15.

I.         GENERAL PROVISIONS

A. No Distribution; Compliance with Legal Requirements. The Committee may require each person acquiring Stock pursuant to an Award to represent to and agree with the Company in writing that such person is acquiring the shares without a view to distribution thereof.

         No shares of Stock shall be issued pursuant to an Award until all applicable securities law and other legal and stock exchange or similar requirements have been satisfied. The Committee may require the placing of such stop-orders and restrictive legends on certificates for Stock and Awards as it deems appropriate.

A. Delivery of Stock Certificates. Delivery of stock certificates to Participants under this Plan shall be deemed effected for all purposes when the Company or a stock transfer agent of the Company shall have mailed such certificates in the United States mail, addressed to the Participant, at the Participant's last known address on file with the Company.

A. Other Compensation Arrangements; No Employment Rights. Nothing contained in this Plan shall prevent the Board from adopting other or additional compensation arrangements, including trusts, and such arrangements may be either generally applicable or applicable only in specific cases. The adoption of this Plan and the grant of Awards do not confer upon any Participant any right to continued employment with (or, with respect to any Director, service on the Board of Directors of) the Company or any Subsidiary.

I.         EFFECTIVE DATE OF PLAN

         This Plan shall become effective upon approval by the holders of a majority of the shares of Stock of the Company present or represented and entitled to vote at a meeting of stockholders. Subject to such approval by the stockholders and to the requirement that no Stock may be issued hereunder prior to such approval, Stock Options and other Awards may be granted hereunder on and after adoption of this Plan by the Board.

I.         GOVERNING LAW

         This Plan shall be governed by Delaware law except to the extent such law is preempted by federal law.



DATE ORIGINALLY APPROVED BY BOARD OF DIRECTORS:      March 17, 1995

DATE ORIGINALLY APPROVED BY SHAREHOLDERS:            March 27, 1995

DATE AMENDMENT APPROVED BY BOARD OF DIRECTORS:       September 19, 1995

DATE AMENDMENT APPROVED BY SHAREHOLDERS:             June 24, 1996

DATE AMENDMENT APPROVED BY BOARD OF DIRECTORS:       June 30, 1997

DATE AMENDMENT APPROVED BY SHAREHOLDERS:             October 24, 1997

DATE AMENDMENT APPROVED BY DIRECTORS:                December 15, 1997

DATE AMENDMENT APPROVED BY SHAREHOLDERS:             August 19, 1998