Form 10-Q
period 1999-03-31
WASTE SYSTEMS INTERNATIONAL INC
filed 1999-05-14
CIK 847468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the quarterly period ended March 31, 1999.
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934  (For the transition period from ---------to --------).



                        WASTE SYSTEMS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)



           Delaware                                      95-4203626
 (State or other jurisdiction of             I.R.S. Employer Identification No.)
 incorporation or organization)

    420 Bedford Street, Suite 300
  Lexington, Massachusetts                                     02420
 (Address of principal executive offices)                    (zip code)

                              (781) 862-3000 Phone
                               (781) 862-2929 Fax
              (Registrant's telephone number, including area code)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


         The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of May 13, 1999 was 13,396,594.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                          PAGE

PART I.  Financial Information

  Item 1.    Financial Statements:

  Consolidated Balance Sheets as of March 31, 1999 and
    December 31, 1998.                                                     1

  Consolidated Statements of Operations for the Three
    Months Ended March 31, 1999 and 1998.                                  2

  Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 1999 and 1998.                            3

  Notes to Consolidated Financial Statements.                              4-8

  Item 2.    Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Operations.               9-17

PART II.  Other Information

  Item 1.    Legal Proceedings                                             18
  Item 2.    Changes in Securities                                         18
  Item 3.    Defaults on Senior Securities                                 18
  Item 4.    Submission of Matters to a Vote of Security Holders           18
  Item 5.    Other Information                                             18
  Item 6.    Exhibits, Financial Statements Schedules and
               Reports on Form 8-K                                         18

Signatures                                                                 20

                              WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets


                                                                                 March 31,           December 31,
                                                                                    1999                 1998
                                                                             -------------------  --------------------
                                                                                (unaudited)
                               Assets
Current assets:
      Cash and cash equivalents                                                  $   36,816,693           $   193,613
      Accounts receivable, less allowance for doubtful accounts of
        $125,816 at March 31, 1999 and $222,028 at December 31,1998                   6,131,059             5,235,534
      Prepaid expenses and other current assets                                       3,302,502             4,769,285
                                                                             -------------------  --------------------

        Total current assets                                                         46,250,254            10,198,432

Restricted cash and securities                                                           40,337                39,842
Property and equipment, net (Notes 2 and 3)                                          76,822,303            44,685,735
Intangible assets, net (Notes 2 and 4)                                               45,166,342            38,059,374
Other assets                                                                          5,604,886             3,133,316
                                                                             -------------------  --------------------
        Total assets                                                             $  173,884,122         $  96,116,699
                                                                             ===================  ====================


        Liabilities and Stockholders' Equity

Current liabilities:
      Current portion of long-term debt and notes payable (Note 5)                  $   256,865          $  8,259,922
      Accounts payable                                                                4,782,915             3,849,632
      Accrued expenses                                                                4,421,146             2,742,539
      Deferred revenue                                                                2,649,614             1,866,128
                                                                             -------------------  --------------------

        Total current liabilities                                                    12,110,540            16,718,221

Long-term debt and notes payable (Note 5)                                           151,800,557            74,861,187
Landfill closure and post-closure costs                                               4,081,000             2,798,597
                                                                             -------------------  --------------------
        Total liabilities                                                           167,992,097            94,378,005
                                                                             -------------------  --------------------

Commitments and Contingencies (Note 7)

Stockholders' equity (Notes 5 and 6):
      Common stock, $.01 par value.  Authorized 30,000,000 shares;
        13,465,094 and 11,718,323 shares issued and outstanding
        At March 31, 1999 and December 31, 1998, respectively                           134,651               117,184
      Additional paid-in capital                                                     50,643,082            37,810,712
      Accumulated deficit                                                          (44,885,708)          (36,189,202)
                                                                             -------------------  --------------------
        Total stockholders' equity                                                    5,892,025             1,738,694
                                                                             -------------------  --------------------

        Total liabilities and stockholders' equity                                $ 173,884,122         $  96,116,699
                                                                             ===================  ====================


               See accompanying notes to consolidated financial statements.

                            WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Operations
                                                (Unaudited)

                                                                            Three months ended March 31,
                                                                            1999                 1998
                                                                      -----------------    -----------------

Revenues                                                                   $ 8,862,258          $ 1,527,970

Cost of operations:
     Operating expenses                                                      5,571,116              863,580
     Depreciation and amortization                                           1,752,514              374,242
     Acquisition integration costs (Note 2)                                   544,400               320,000
                                                                      ----------------     ----------------
         Total cost of operations                                            7,868,030            1,557,822
                                                                      ----------------     ----------------

         Gross profit (loss)                                                   994,228             (29,852)

Selling, general and administrative expenses                                1,913,609               657,213
                                                                      ----------------     ----------------

         Loss from operations                                                (919,381)            (687,065)
                                                                      ----------------     ----------------

Other income (expense):
     Royalty and other income (expense), net                                 (132,402)             (14,126)
     Interest income                                                           168,342               27,985
     Interest expense and financing costs                                  (2,006,467)            (434,045)
     Non-cash charge for debt conversion (Note 5)                          (5,583,717)                   -
                                                                      ----------------      ---------------


         Total other income (expense)                                      (7,554,244)            (420,186)
                                                                      ----------------     ----------------

         Loss before extraordinary item                                    (8,473,625)          (1,107,251)

Extraordinary item - Loss on extinguishment of debt                          (223,008)                   -
                                                                       ---------------     ----------------

         Net loss                                                          (8,696,633)          (1,107,251)

Preferred stock dividends                                                           -               242,524
                                                                       ---------------      ---------------

         Net loss available for common shareholders                      $ (8,696,633)        $ (1,349,775)
                                                                         =============        =============

Basic net loss per share:
     Loss from continuing operations                                     $       (0.72)       $      (0.35)

     Extraordinary item                                                          (0.02)                   -
                                                                       ----------------     ----------------

Basic net loss per share                                                 $      (0.74)         $     (0.35)
                                                                       ================     ================

Weighted average number of shares used in
     Computation of basic net loss per share                                11,737,727            3,904,969
                                                                      =================    =================


                   See accompanying notes to consolidated financial statements.

                              WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows
                                                  (Unaudited)

                                                                                     Three months ended March 31,
                                                                                       1999                 1998
                                                                                 ------------------   -----------------

Cash flows from operating activities:
    Net loss                                                                         $ (8,696,633)       $ (1,107,251)
    Adjustments to reconcile net loss to net cash provided (used) by operating activities:
       Depreciation and amortization                                                     1,775,970             406,116
       Non-cash charge for conversion of debt to equity                                  5,583,717                   -
       Accrued landfill closure and post-closure costs                                      74,244              47,000
       Extraordinary loss on extinguishment of debt                                        223,008                   -
       Changes in assets and liabilities:
          Accounts receivable                                                            (885,610)             158,165
          Prepaid expenses and other current assets                                      1,543,673            (68,734)
          Accounts payable                                                                 403,520             581,440
          Accrued expenses                                                               1,449,618           (453,861)
          Deferred revenue                                                                 263,453                   -
                                                                                 ------------------   -----------------
       Net cash provided (used) by continuing operations                                 1,734,960           (437,125)
       Net cash used by discontinued operations and restructuring                                -           (583,290)
                                                                                 ------------------   -----------------
          Net cash provided (used) by operating activities                               1,734,960         (1,020,415)
                                                                                 ------------------   -----------------
Cash flows from investing activities:
    Net assets acquired through acquisitions                                          (35,997,173)         (4,531,781)
    Restricted cash and securities                                                           (495)              25,000
    Landfills                                                                                    -            (14,392)
    Landfill and other development projects                                              (786,495)            (67,840)
    Machinery and equipment                                                              (210,997)           (112,321)
    Rolling stock                                                                        (303,747)             (5,412)
    Containers                                                                           (719,931)             (1,543)
    Office furniture and equipment                                                       (157,799)           (141,983)
    Deposits for future acquisitions                                                             -         (2,301,957)
    Intangible assets                                                                    (443,086)             (3,964)
    Other assets                                                                         (451,629)           (124,272)
                                                                                 ------------------   -----------------
          Net cash used by investing activities                                       (39,071,352)         (7,280,465)
                                                                                 ------------------   -----------------
Cash flows from financing activities:
    Deferred financing and registration costs                                          (2,590,393)           (253,879)
    Repurchase of common stock                                                         (2,835,022)                   -
    Repayments of notes payable and long-term debt                                    (20,615,113)          (1541,420)
    Borrowings from notes payable and long-term debt                                   100,000,000           8,009,369
    Proceeds from issuance of common stock                                                       -              16,583
                                                                                 ------------------   -----------------

          Net cash provided by financing activities                                     73,959,472           6,230,653
                                                                                 ------------------   -----------------
Increase (decrease) in cash and cash equivalents                                        36,623,080         (2,070,227)
Cash and cash equivalents, beginning of period                                             193,613           2,964,274
                                                                                 ------------------   -----------------
Cash and cash equivalents, end of period                                             $  36,816,693          $  894,047
                                                                                 ==================   =================

                   See accompanying notes to consolidated financial statements.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                     5



Note  1.  Basis of Presentation

         The accompanying consolidated financial statements of Waste Systems International, Inc. and its subsidiaries ("WSI" or the "Company") include the accounts of the Company after elimination of all significant intercompany accounts and transactions. These consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all
adjustments  (which  include  only  normal  recurring  adjustments)   considered
necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, for the year ended December 31, 1998.

         There have been no significant additions to or changes in accounting policies of the Company since December 31, 1998. For a complete description of the Company's accounting policies, see Note 2 to Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K.

Note  2.  Acquisitions

         During the three months ended March 31, 1999, WSI acquired three collection companies and a landfill in Central Pennsylvania, one collection company in Central Massachusetts, and one collection company in Upstate New York. The aggregate cost of the acquisitions was approximately $37.9 million consisting of $36.0 million in cash and $1.9 million in assumed liabilities. See the chart in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Introduction. The acquisitions have combined annual revenues of approximately $12.0 million. The acquisitions have been accounted for using the purchase method of accounting. The purchase prices were allocated to the assets and liabilities of the acquired companies based on their respective fair values at the dates of acquisition as follows: the Company acquired property and equipment of approximately $30.3 million, intangible assets of $7.5 million and other assets of $0.1 million. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $6.4 million has been recorded as goodwill and is being amortized on a straight-line basis over forty years.

         Acquisition integration costs consist of one-time, non-recurring costs, which in the opinion of management have no future value and, therefore, are expensed. Such costs include termination and retention of employees, lease termination costs, costs related to the integration of information systems and costs related to the change of name of the acquired company or business. These charges are estimated and accrued at the time the acquisition is closed. The estimates are reviewed frequently by Company management and the related operation teams integrating the new acquisitions and adjusted as required. Acquisition integration costs totaled approximately $544,400 and $320,000 for the three months ended March 31, 1999 and 1998, respectively.

         The following unaudited pro forma financial information presents the combined results of operations of the Company and the aggregate of the acquired entities for the three months ended March 31, 1999 and 1998 as if the acquisitions had occurred as of January 1, 1998 after giving effect to certain adjustments, including amortization of intangibles and additional depreciation of property and equipment. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the aggregate of the acquired entities constituted a single entity during such period.

                                       March 31, 1999            March 31, 1998
                                         (unaudited)              (unaudited)

      Net revenues                     $    9,973,000            $    9,491,000
                                       ==============            ==============

      Loss from operations             $  (2,346,000)            $  (1,244,000)
                                       ==============            ==============

      Net loss                         $  (8,049,000)            $  (1,244,000)
                                       ==============            ==============

      Basic loss per share             $       (0.68)            $       (0.32)
                                       ==============            ==============


Note  3.      Property and Equipment

Property and equipment are stated at cost and consist of the following;

                                                                         March 31,             December 31,
                                                                              1998                1997
                  Landfills                                             $ 46,549,564          $ 18,631,409
                  Landfill and other development projects                  9,452,706             8,778,901
                  Buildings, facilities and improvements                   4,519,513             4,701,245
                  Machinery and equipment                                  4,520,197             3,038,700
                  Rolling stock                                           10,562,773             8,980,626
                  Containers                                               5,738,833             4,104,397
                  Office furniture and equipment                             889,334               713,235
                                                                      --------------               -------
                                                                          82,232,920            48,948,513
                     Less accumulated depreciation and amortization      (5,410,617)           (4,262,778)
                                                                         -----------           -----------

                  Property and equipment, net                           $ 76,822,303          $ 44,685,735
                                                                        ============          ============


Note  4.      Intangible Assets

Intangible assets consist of the following;

                                                                         March 31,            December 31,
                                                                           1998                    1997
                                                                        ------------          ------------
                  Goodwill                                              $ 36,746,649          $ 30,441,948
                  Non-compete agreements                                   4,967,435             4,333,685
                  Customer lists                                           4,573,599             3,841,599
                  Other                                                      734,133               713,235
                                                                        ------------          ------------
                                                                          47,021,816            39,330,467
                      Less accumulated amortization                      (1,855,474)           (1,271,093)
                                                                        ------------          ------------

                  Total intangible assets                               $ 45,166,342          $ 38,059,374
                                                                        ============          ============

Note 5.  Long-term debt and notes payable

         Convertible Subordinated Notes and Conversion into Equity. On May 13, 1998, the Company closed an offering of $60.0 million in 7% Convertible Subordinated Notes (the "Notes" or "7% Subordinated Notes"), which resulted in net proceeds to the Company of approximately $58.3 million. The Notes mature in May 2005, and bear interest at 7.0% per annum, payable semi-annually in arrears on each June 30 and December 31. The Notes and any accrued but unpaid interest are convertible into Common Stock at a conversion price of $10.00 per share. The shares are convertible at the option of the holder at any time and can be mandatorily converted by the Company after 2 years if the Company's Common Stock closing price equals or exceeds the conversion price of $10.00 per share for a period of 20 consecutive trading days. The Company used the majority of the proceeds from the Notes to repay existing debt of approximately $11.7 million and complete several acquisitions.

         On March 31, 1999, the Company exchanged 2,244,109 shares of the Company's Common Stock for $10,449,000 of the Notes. The exchange price per share of $4.656 was equal to the closing price of the Common Stock as reported by NASDAQ on that date. Interest on the Notes totaling approximately $183,000 was paid in cash.

         In connection with the conversion of debt into equity, the Company issued 1,199,252 shares of Common Stock in excess of the shares that would have been issued if the debt was converted in accordance with its original terms. The Company recorded a non-cash charge of $5,583,717 attributable to the issuance of these additional shares of Common Stock, which has been offset in consolidated stockholders' equity by the additional deemed proceeds from the issuance of the shares.

         Senior Notes Offering and Debt Repayment. On March 2, 1999, the Company completed a private placement of $100.0 million of 11.5% Senior Notes (the "Senior Notes") and warrants to purchase an aggregate of 1,500,000 shares of the Company's common stock at an exercise price of $6.25 per share (the "Warrants"). The Senior Notes mature on January 15, 2006 and bear interest at 11.5% per annum, payable semi-annually in arrears on each January 15 and July 15, commencing July 15, 1999, subject to prepayment in certain circumstances. The interest rate on the Senior Notes is subject to adjustment upon the occurrence of certain events as provided in the Indenture for the Senior Notes offering. The Senior Notes may be redeemed at the option of the Company after March 2, 2003 at redemption prices set forth in the Senior Notes Indenture, together with accrued and unpaid interest. The Warrants are exercisable from September 2, 1999, through March 2, 2004. The number of shares for which, and the price per share at which, a Warrant is exercisable, are subject to adjustment upon the occurrence of certain events as provided in the Warrant Agreement. The net proceeds to the Company, after deducting the discount to the initial purchaser and related issuance costs, was approximately $97.3 million. The Company used a portion of the proceeds from the Senior Notes to repay existing debt of approximately $20.6 and completed several acquisitions as previously described. The Company intends to use the balance of the proceeds for general corporate purposes, including possible future acquisitions and working capital.

         The Company had a $10 million line of credit facility with The BankNorth Group, N.A. which was fully drawn as of December 31. The entire balance was repaid on March 2, 1999 with the proceeds from the Senior Notes and the credit facility was closed. The Company is currently negotiating a new expanded facility with The BankNorth Group, N.A. which it expects to close in the second quarter of 1999.

Note 6.  Common Stock

         With a portion of the proceeds of the Senior Notes discussed above, the Company repurchased 566,278 shares of its common stock from the period March 3, 1999 through May 13, 1999 for an aggregate cost of approximately $3.2 million. These shares were retired upon repurchase.

Note 7.  Commitments and Contingencies

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

         The Company has environmental impairment liability insurance policies at each of its operating landfills which covers claims for sudden or gradual onset of environmental damage. If the Company were to incur liability for environmental damage in excess of its insurance limits, its financial condition could be adversely affected. The Company carries a comprehensive general liability insurance policy which management considers adequate at this time to protect its assets and operations from other risks.

         None of the Company's landfills is currently connected with the Superfund National Priorities List or potentially responsible party issues.

         The Company is party to pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's management, after consultation with outside legal counsel, is of the opinion that the expected final outcome should not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Note  8.   Segment Information

         The Company manages its business segments primarily on a regional basis. The Company's reportable segments are comprised of Central Pennsylvania, Vermont, Upstate New York and Central Massachusetts. The accounting policies of the various segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 2 in the Company's 1998 Annual Report of Form 10-K. The Company evaluates the performance of its segments based on operating income (loss), EBITDA and Adjusted EBITDA, as further described in
Note 18 in the Company's 1998 Annual Report of Form 10-K.

Summary information by segment as of and for the three months ended March 31, 1999 and 1998 is as follows:

                                                                1999                    1998
                                                                ----                    ----
     Central Pennsylvania
         Revenue                                           $  3,326,390            $        -
         Income (loss) from continuing operations             (125,558)                     -
         EBITDA                                                 683,392                     -
         Adjusted EBITDA                                        863,966                     -
         Segment assets                                      77,217,152               2,401,956

     Vermont
         Revenues                                          $  2,277,959            $  1,527,970
         Income (loss) from continuing operations               578,204                (86,373)
         EBITDA                                               1,144,884                 287,869
         Adjusted EBITDA                                      1,149,965                 607,869
         Segment assets                                      27,203,469              18,981,555

     Central New York
         Revenue                                           $  2,023,405            $        -
         Income (loss) from continuing operations             (249,252)                     -
         EBITDA                                                   9,242                     -
         Adjusted EBITDA                                        267,489                     -
         Segment assets                                      14,980,307                     -

     Central Massachusetts
         Revenue                                           $  1,234,504            $        -
         Income (loss) from continuing operations              (99,749)                     -
         EBITDA                                                  18,642                     -
         Adjusted EBITDA                                        119,140                     -
         Segment assets                                      13,130,050               1,111,352

     Corporate
         Revenue                                           $         -             $        -
         Income (loss) from continuing operations           (1,023,026)               (600,692)
         EBITDA                                               (999,571)               (568,818)
         Adjusted EBITDA                                      (999,571)               (568,818)
         Segment assets                                      41,353,144               1,383,552


Note 9. Supplemental disclosures of cash flow information:

     During the three months ended March 31, 1999 and 1998, cash paid for interest was $620,903 and $299,059, respectively.

     On March 31, 1999, the Company exchanged 2,244,109 shares of the Company's Common Stock for $10,449,000 of its 7% Subordinated Notes. The Company incurred a non-cash charge of $5,583,717 in connection with this conversion of debt into equity.

     In connection with the Company's acquisitions, during 1999, the Company acquired property and equipment of $30.3 million, intangible assets of $7.5 million and other assets of $0.1 million. The Company paid $36.0 million in cash and assumed liabilities from the acquired companies of $1.9 million.

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

Introduction

         Waste Systems International, Inc. is an integrated non-hazardous solid waste management company that provides solid waste collection, recycling, transfer and disposal services to commercial, industrial, residential and municipal customers within certain regional markets in the Northeast and
Mid-Atlantic States where it operates. The Company is achieving significant growth by implementing an active acquisition strategy. At March 31, 1999, the Company owned one landfill in Vermont and three landfills in Central Pennsylvania. In addition, the Company has contracted with the Town of South Hadley, Massachusetts to operate that Town's landfill. See the table below detailing the "Estimated Total Remaining Permitted Capacity" and the "Capacity in Permitting Process" for each landfill. The Company also owns four operating transfer stations and has acquired another that is permitted and is under construction. At March 31, 1999, the Company's collection operations serve a total of approximately 70,000 commercial, industrial, residential and municipal customers in the Central Pennsylvania, Vermont, Upstate New york and Central Massachusetts markets.

        The following table provides certain information regarding the landfills that the Company owns or operates. All information is provided as of March 31, 1999.

Remaining Estimated Permitted Capacity

                                                                     Estimated               Capacity in
                                                                  Total Remaining            Permitting
                                                                Permitted Capacity             Process
Landfill                              Location                    (Cubic Yards)           (Cubic Yards)(1)

Mostoller                             Somerset, PA                    14,200,000                        -
Sandy Run                             Hopewell, PA                     2,835,000                        -
Moretown                              Moretown, VT                     1,425,000                        -
Community Refuse Service, Inc.        Cumberland, PA                   5,600,000
South Hadley(2)                       South Hadley, MA                         -                2,000,000

-------------

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

        Expansion Through Acquisitions. During the three months ended March 31, 1999, the Company acquired three collection companies and a landfill in Central Pennsylvania, one collection company in Central Massachusetts and one collection company in Upstate New York. During 1998, the Company completed 34 acquisitions within its 4 current operating regions. The Company intends to continue to expand by acquiring solid waste disposal capacity and collection companies in new and existing markets. In considering new markets, the Company evaluates opportunities to acquire or otherwise control sufficient landfills, transfer stations and collection operations which would enable it to generate an integrated waste stream and achieve the disposal economies of scale necessary to meet its market share and financial objectives. The Company has established criteria, which enable it to evaluate the prospective acquisition opportunity and the target market. Historically, the Company has entered new markets, which are adjacent to its existing markets; however, the Company is considering new markets in non-contiguous geographic areas, which meet its criteria.

         The following table sets forth the acquisitions completed by the Company through May 10, 1999:

Acquisition                          Month Acquired          Principal Business              Location

Central Pennsylvania Region

Pro-Disposal                         April 1999              Collection                      Bellwood, PA

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

Sandy Run Landfill                   July 1998               Landfill                        Hopewell, PA

Patterson's Hauling                  May 1998                Collection                      Altoona, PA

Pleasant Valley Hauling              May 1998                Collection                      Altoona, PA

McCardle Refuse Company              May 1998                Collection                      Burham, PA

Horvath Sanitation, Inc./
Eagle Recycling, Inc.                May 1998                Collection                      Altoona, PA


Vermont Region

B. B. &B. Trucking                   April 1999              Collection                      Burlington, VT

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

CSWD Transfer Station*               October 1997            Transfer Station                Williston, VT

The Hartigan Company                 January 1997            Collection                      Stowe, VT

Waitsfield Transfer Station          November 1995           Transfer Station                Waitsfield, VT

Moretown Landfill                    July 1995               Landfill                        Moretown, VT


Upstate New York Region

Tri-Valley Sanitation, Inc.          April 1999              Collection                      Whitesboro, NY

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

Wayne Wehrle                         September 1998          Collection                      Clinton, NY

Phillip Trucking                     September 1998          Collection                      Wampsville, NY

Mary Lou Mauzy                       September 1998          Collection                      Cazenovia, NY

Costello's Trash Removal             September 1998          Collection                      Cazenovia, NY

Bliss Rubbish Removal, Inc.          September 1998          Collection/Transfer Station     Camden, NY

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

Sunrise Trucking                     December 1998           Collection                      Spencer, MA

Trashworks                           November 1998           Collection                      Worcester, MA

Mattei-Flynn Trucking, Inc.          August 1998             Collection                      Auburn, MA

Mass Wood Recycling, Inc.            July 1998               Transfer Station                Oxford, MA



Internalization of Waste

        Throughout 1998 and during the three months ended March 31, 1999, the Company increased the amount of waste collected by the Company that was subsequently disposed at Company landfills, and increased the amount of the waste delivered for disposal at the Company's landfills that was collected by the Company. During the three months ended March 31, 1999, over 95% of the waste from the Company's Vermont operations was delivered for disposal at the Moretown Landfill and approximately 40% of the waste delivered for disposal at the Moretown Landfill during this period was collected by the Company. In addition, approximately 59% of the waste from the Company's Central Pennsylvania- Altoona division operations was delivered for disposal at the Sandy Run Landfill and approximately 58% of the waste delivered for disposal at the Sandy Run Landfill during this period was collected by the Company. Since the acquisition of Community Refuse, Inc., on March 1, 1999, approximately 92% of the waste from the Company's Central Pennsylvania- Harrisburg division operations was delivered for disposal at the Community Refuse, Inc. landfill and approximately 16% of the waste delivered for disposal at the Community Refuse, Inc. landfill during this period was collected by the Company.


Results of Operations

         During the three months ended March 31, 1999, the Company acquired one landfill, five solid waste collection companies and one transfer station. Because of the relative significance of the acquired business' operations to the Company's financial performance, as well as the acquisitions consummated in 1998, the Company does not believe that its historical financial statements are necessarily indicative of future performance and as a result will affect the comparability of the financial information included herein.

Revenues:

         Revenues represent fees charged to customers for solid waste collection, transfer, recycling and disposal services provided. Revenues for the periods presented in the consolidated statements of operations were derived from the following sources:

                                               Three months ended
                                                      March 31,
                                              1999              1998
                                           ---------           -------
         Collection                            85.5%             40.7%
         Landfill                              10.4              27.8
         Transfer                               4.1              31.5
                                           ---------         ---------

         Total Revenue                        100.0%            100.0%
                                           =========          =========

         The increase in the Company's collection revenues as a percentage of revenues in the three months ended March 31, 1999 compared to the same period in 1998 is due primarily to the impact of the collection companies acquired during 1998 and the first quarter of 1999. During 1998 and three months ended March 31, 1999, the Company acquired 31 and 5 collection companies, respectively. The decrease in landfill and transfer station revenue as a percentage of revenues in the three months ended March 31, 1999 compared to the same periods in 1998 is due primarily to the acquisition of collection companies that had been disposing of their waste at the Company's transfer stations and landfills.
These acquired revenues are now being recorded as collection revenue.

         Revenues increased $7,334,000, or 480%, to $8,862,000 for the three month period ended March 31, 1999 compared with $1,528,000 for the same period in 1998. The increase was primarily due to the impact of operations acquired during 1998 and the first quarter ended March 31, 1999. See Note 2 to the Consolidated Financial Statements. Revenue from acquisitions totaled approximately $7,150,000. The balance of the increase is the result of the internal growth within the Vermont operation, which was the only existing operation in the first quarter of 1998. The growth in the Vermont operations was due to increased volume and prices at the landfill and internal growth at the Company's collection operation.

Operating Expenses:

         The following table sets forth, for the periods indicated, certain data derived from the Company's Consolidated Statement of Operations, expressed as a percentage of revenues:

                                                         Three months ended
                                                               March 31,
                                                       1999              1998
                                                       ----              ----

    Revenues                                          100.0%             100.0%

    Operating expenses                                 62.9               56.5
    Depreciation and amortization                      19.8               24.5
    Acquisition integration costs                       6.1               20.9
                                                     -------            -------
    Total cost of operations                           88.8              101.9
                                                     -------            -------

    Gross profit                                       11.2               (1.9)
    Selling, general and administrative expenses       21.6               43.0
                                                     -------            -------

    Loss from operations                              (10.4)             (44.9)

    Royalty and other income (expense), net            (1.5)              (0.9)
    Interest income                                     1.9                1.8
    Interest expense and financing costs              (22.6)             (28.4)
    Non-cash charge for debt conversion               (63.0)                -
    Extraordinary item                                 (2.5)                -
                                                     -------            -------

    Net loss                                          (98.1)%            (72.4)%
                                                     =======            =======

         Operating expenses increased $4,708,000, or 545%, to $5,571,000 from $864,000 for the three months ended March 31, 1999, compared with the same period in 1998. As a percentage of revenues, operating expenses increased from 56.5% in the first quarter of 1998 to 62.9% in the first quarter of 1999. Operating expenses increased primarily due to the acquisitions. The increase in operating expenses as a percentage of revenues was primarily due to the change in revenue mix, with a much larger portion of the revenue coming from collection operations, which typically experience much higher operating expenses than landfill operations. The Company internalizes a significant portion of its waste collected in Vermont and Central Pennsylvania, which significantly reduces costs of operations as a percentage of revenue. The Company's Upstate New York and Central Massachusetts operations consist of only collection and transfer station operations at this time.

         Depreciation and amortization expense includes depreciation of property and equipment over their useful lives using the straight-line method, amortization of goodwill and other intangible assets over their useful lives using the straight-line method, and amortization of landfill development costs using the units-of-production method. Depreciation and amortization expense increased $1,378,000 or 368% to $1,753,000 for the three months ended March 31, 1999 from $374,000 for the comparable period in 1998. The increase is the result of increased depreciation costs of the additional assets acquired through acquisition and increased amortization due to substantial increases in intangible assets related to acquisitions. Additionally, amortization of landfill development costs increased as a result of the increase in the amount of waste accepted at the Company's Vermont landfill and the additions of the Sandy Run and Community Refuse, Inc. landfills in Central Pennsylvania. As a percentage of revenues, depreciation and amortization expense decreased to 19.8% in the first quarter of 1999 from 24.5% in the first quarter of 1998. The decrease in depreciation and amortization expense as a percentage of revenues is primarily attributable to higher 1999 revenues.

         Acquisition integration costs consist of one-time, non-recurring costs, which in the opinion of management have no future value and, therefore, are expensed. Such costs include termination and retention of employees, lease termination costs, costs related to the integration of information systems and costs related to the change of name of the acquired company or business. These charges are estimated and accrued at the time the acquisition is closed. The estimates are reviewed frequently by Company management and the related operation teams integrating the new acquisitions and adjusted as required. Acquisition integration costs totaled approximately $544,400 and $320,000 for the three months ended March 31, 1999 and 1998, respectively.

         Selling, general and administrative expenses consist of corporate development activities, marketing and public relations costs, administrative compensation and benefits, legal and accounting and other professional fees as well as other administrative costs and overhead. Selling, general and administrative costs increased $1,256,000, or 191%, to $1,914,000 for the three month period ended March 31, 1999 from $657,000 in the comparable period in 1998. As a percentage of revenue, selling, general and administrative expenses decreased to 21.6% for the three months ended March 31, 1999 from 43.0% for the same period in 1998. The dollar increase was due to efforts by the Company to build an infrastructure to sustain its significant growth through acquisition and to support the several corporate initiatives designed to implement its strategy. The Company expects spending growth to continue moderately through 1999 as the Company continues to implement its growth through acquisition strategy. The decrease as a percentage of revenue was primarily due to the expanded revenue base and related efficiencies, as the Company is able to purchase "tuck-in" acquisitions that increase revenues and improve margins without adding significant administrative costs. The Company anticipates that in future periods its selling, general and administrative expenses should continue to decrease as a percentage of revenue as it leverages its current corporate overhead to revenue growth primarily through acquisitions.

         Interest income increased $140,000, or 502% to $168,000 for the three months ended March 31, 1999, from $28,000 in the comparable period in 1998. The increase was the result of higher average cash and investment balances due to the proceeds from the 11.5% Senior Notes that closed on March 2, 1999. See Note 5 to the Consolidated Financial Statements.

         Interest expense and financing costs, net of capitalized interest costs increased $1,572,000, or 362%, to $2,006,000 for the three month period ended
March 31, 1999, from $434,000 for comparable period in 1998. The increase resulted primarily from increased indebtedness incurred in connection with the 11.5% Senior Notes, the 7% Convertible Subordinated Notes, and other debt. See
Note 5 to the Consolidated Financial Statements. Interest is capitalized on landfill development costs related to permitting, site preparation, and facility construction during the period that these assets are undergoing activities necessary for their intended use. For the three months ended March 31, 1999 and 1998, the Company capitalized $335,692 and $0 of interest costs, respectively.

         Royalty and other income (expense) was ($132,000) and ($14,000) for the three month periods ended March 31, 1999 and 1998, respectively. Royalty and other income (expense) primarily relates to the Company's medical waste treatment proprietary technologies. The increase in 1999 was due to travel and professional fees related to an ongoing patent infringement lawsuit discussed in
Note 15 to the Consolidated Financial Statements in the Company's Annual Report filed on Form 10-K, for the year ended December 31, 1998.

         The net loss for the three months ended March 31, 1999 includes a non-cash charge of $5,584,000 in connection with the conversion of debt into equity. See Note 5 to the Consolidated Financial Statements.

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

         The following table sets forth, for the periods indicated, certain data derived from the Company's Consolidated Statement of Operations, to determine EBITDA and Adjusted EBITDA:


                                                     Three months ended
                                                           March 31,
                                                    1999                1998
                                                ------------        ------------

         Loss from operations                   ($  919,381)        ($  687,065)

         Depreciation and amortization            1,775,970             406,116
                                                ------------        ------------

         EBITDA                                     856,589            (280,949)

         Acquisition integration costs              544,400             320,000
                                                ------------        ------------

         Adjusted EBITDA                         $1,400,989          $   39,051
                                                ============        ============

         EBITDA as a % of revenue                     9.7%             (18.4%)
                                                ============        ============

         Adjusted EBITDA as a % of revenue           15.8%                2.6%
                                                ============        ============


Financial Position

         WSI had approximately $36.8 million in cash as of March 31, 1999. This represents an increase of approximately $36.6 million from December 31, 1998. The Company had working capital of approximately $34.1 million as of March 31, 1999, an increase of approximately $40.6 million from December 31, 1998. This increase was primarily due to the remaining proceeds from the Senior Notes.

         During the three months ended March 31, 1999, WSI acquired three collection companies and a landfill in Central Pennsylvania, one collection company in Central Massachusetts, and one collection company in Upstate New York. The aggregate cost of the acquisitions was approximately $37.9 million consisting of $36.0 million in cash and $1.9 million in assumed liabilities. The acquisitions have combined annual revenues of approximately $12 million.

         At March 31, 1999, the Company had approximately $6.2 million in trade accounts receivables. The Company has estimated an allowance for doubtful accounts of approximately $126,000, which is considered sufficient to cover future bad debts.

         During the three months ended March 31, 1998, the Company devoted substantial resources to various corporate development activities. Additions to property and equipment during the three months ended March 31, 1999 were approximately $32.5 million, which included assets purchased through acquisition of approximately $30.3 million.

Liquidity and Capital Resources

        The Company's business is capital intensive. The Company's capital requirements, which are substantial, include acquisitions, property and equipment purchases and capital expenditures for landfill cell construction, landfill development and landfill closure activities. Principally due to these factors, the Company may incur working capital deficits. The Company plans to meet its capital needs through various financing sources, including internally generated funds, equity securities and debt. On May 13, 1998, the Company closed an offering of $60.0 million 7% Convertible Subordinated Notes which resulted in net proceeds to the Company of approximately $58.3 million. On March 2, 1999, the Company completed a private offering of 11 1/2% Senior Notes in the aggregate principal amount of $100 million due January 15, 2006 which resulted in net proceeds to the Company of approximately $97.3 million. On March 31, 1999, the Company completed an exchange offering whereby approximately $10,449,000 of the 7% Convertible Subordinated Notes were exchanged into 2,244,109 shares of its common stock. See Footnote 5 for further discussion of these items. The Company intends to continue its strategy to aggressively pursue and develop an integrated solid waste management company, primarily through acquisitions. There can be no assurance that additional debt or equity financing will be available, or available on terms acceptable to the Company. Any failure of the Company to obtain required financing would have a material adverse effect on the Company's financial condition and results of operations.

        The Company maintains an acquisitions department that is responsible for the identification, due diligence, negotiation and closure of acquisitions. The Company believes that a combination of internally generated funds, additional debt and equity financing and the remaining proceeds from the Notes will provide adequate funds to support the Company's cost structure, acquisition strategy and working capital requirements for the near future.

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

        The Company generated net cash from operating activities for the three months ended March 31, 1999 of $1,735,000. During the same period in 1998, the Company used ($1,020,000) for operating activities. The improved cash flow from operations in 1999 was due primarily to the increased revenues which were offset by related increases in cost of operations, acquisition integration costs and selling, general and administrative expenses. The remainder of the cash flow increase was due to changes in the operating assets and liabilities including increases in accounts payable, accrued expenses and deferred revenue. These were offset by an increase in accounts receivable.

        EBITDA increased by $1,138,000 during the first quarter of 1999 to $857,000 from negative EBITDA of ($281,000) during the same period in 1998. As a percentage of revenue, EBITDA increased to 9.7% during the first quarter of 1999 from (18.4%) in the first quarter of 1998. Adjusted EBITDA increased by $1,362,000 during the first quarter of 1999 to $1,401,000 from $39,000 during the same period in 1998. As a percentage of revenue, Adjusted EBITDA increased to 15.8% during the first quarter of 1999 from 2.6% in the first quarter of 1998.

        Net cash used by investing activities during the first three months of 1999 was $39,071,000 compared to $7,280,000 in the same period in 1998. Of the net cash used by investing activities in 1999, approximately $36.0 million was used for the acquisition of landfill, collection and transfer operations. See Footnote 2. Additional capital expenditures of approximately $2.2 million were made to increase operating efficiencies at the Company's existing operations. Other investing activity included the acquisition of various long-term permits necessary to operate the landfills and for long-term prepaid disposal costs.

        The Company's capital expenditures and capital needs for acquisitions have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to complete acquisitions. Total capital expenditures are expected to further increase during 1999 due to acquisitions, ongoing construction of Cell 2 at the Moretown Landfill, the development and construction of the Mostoller and South Hadley Landfills, and construction of a transfer station in Central Massachusetts.

        Net cash provided by financing activities during the first three months of 1999 was approximately $74.0 million. The primary source of cash was due to the proceeds of approximately $97.3 million, net of expenses, from the $100 million Senior Notes offering. The proceeds were offset by repayment of existing debt of approximately $20.6. In addition, the Company repurchased 497,778 shares of its common stock from the FDIC for approximately $2.8 million.

        The Company had a $10 million line of credit facility with The BankNorth Group, N.A. which was fully drawn as of December 31. The entire balance was repaid on March 2, 1999 with the proceeds from the Senior Notes and the credit facility was closed. The Company is currently negotiating a new expanded facility with The BankNorth Group, N.A. which it expects to close in the second quarter of 1999.

        At March 31, 1999, the Company had approximately $152.1 million of long-term debt.

          Seasonality. The Company's revenues and results of operations tend to vary seasonally. The winter months of the fourth and first quarters of the calendar year tend to yield lower revenues than those experienced in the warmer months of the second and third quarters. The primary reasons for lower revenues in the winter months include, without limitation: (i) harsh winter weather conditions which can interfere with collection and transportation, (ii) the construction and demolition activities which generate waste are primarily performed in the warmer seasons and (iii) the volume of waste in the region is generally lower than that which occurs in warmer months. The Company believes that the seasonality of the revenue stream will not have a material adverse effect on the Company's business, financial condition and results of operations on an annualized basis.

        The Company does not believe its operations have been materially affected by inflation.

         Based upon its current operating plan, the Company believes that its cash and cash equivalents, available borrowings, future cash flow from operations and the proceeds of future debt and equity financings will satisfy the Company's working capital needs for the near future. However, there can be no assurances in this regard.


Certain Factors Affecting Future Operating Results

         The following factors, as well as others mentioned in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q: History of Losses, Substantial Increased Leverage, Ability to Identify, Acquire and Integrate
Acquisition Targets, Ability to Manage Growth, Limitations on Landfill Permitting and Expansion, Dependence on Management, Competition, Geographic
Concentration of Operations, Seasonality, Environmental and Government Regulations, Potential Environmental Liability and Adverse Effect of Environmental Regulation, Potential Adverse Community Relations. Performance or Surety Bonds and Letters of Credit, Environmental Impairment Liability Insurance, Adequacy of Accruals for Closure and Post-Closure Costs and Capital Expenditures.

         Since December 31, 1998, the Company incurred additional indebtedness through the $100 million Senior Notes offering, which creates a more highly leveraged capital structure of the Company. While the Company does not have to pay any principal on the Senior Notes until 2006, the Company will incur substantial increased interest expense. In addition, based on the terms of the Senior Notes, the interest rate on the Senior Notes will be increased if the Company does not achieve certain levels of consolidated stockholders' equity. Accordingly, the Company may decide to issue substantial additional shares of its common stock, in order to increase its stockholders' equity.

Year 2000 Compliance

         The  statements  in  the  following  section  include  the  "Year  2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. Please refer to the information located at the beginning of this Item 2 regarding forward-looking statements contained in this section.

         The Company is assessing the readiness of its systems for handling the Year 2000. Although the assessment is still underway, management currently believes that all material systems will be compliant by Year 2000 and that the costs associated with this will not be material. The Company has incurred only minimal costs to date associated with the Year 2000 issue.

         The Company is in the process of identifying key third-party vendors to understand their ability to continue providing services through Year 2000. The Company uses well-regarded nationally known software vendors for both its general accounting applications and industry-specific customer information and billing systems. The Company is implementing a new general accounting package which the Company believes will be fully Year 2000 compatible, and the Company believes that the provider of the solid waste industry customer information and billing system is Year 2000 compatible. The Company's banking arrangements are with national banking institutions, which are taking all necessary steps to insure its customers' uninterrupted service throughout applicable Year 2000 timeframes. The Company's payroll is performed out-of-house by the largest provider of third party payroll services in the country, which has made a commitment of uninterrupted service to their customers throughout applicable Year 2000 timeframes.

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


Item 2.  Changes in Securities

         On March 2, 1999, the Company completed a private placement of $100.0 million consisting of 10,000 units, each consisting of $10,000 principal amount of 11 1/2% senior notes due 2006 and warrants to purchase 150 shares of common stock of the Company, par value $.01 per share at an exercise price of $6.25 per share. The net proceeds to the Company, after deducting the discount to the initial purchaser and related issuance costs, was approximately $97.3 million. The proceeds were primarily used to repay existing debt. Any remaining proceeds will be used for general corporate purposes, including possible future acquisitions.

         On March 31, 1999, the Company exchanged 2,244,109 shares of the Company's Common Stock for $10,449,000 of its 7% Subordinated Notes. The Company incurred a non-cash charge of $5,583,717 in connection with this conversion of debt into equity.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)      1.  Financial Statements

             The financial statements are listed under Part I, Item 1 of this Report.

         2.  Financial Statement Schedules

             None.

         3.  Exhibits

             None.

(B)      Reports on Form 8-K

         During the quarter covered by this report, the Company filed two Current Reports on Form 8-K dated March 12, 1999 and March 25, 1999.

         The first current report, dated March 12, 1999 announced that on March 2, 1999, the Company completed a private placement of $100.0 million consisting of 10,000 units, each consisting of $10,000 principal amount of 11 1/2% senior notes due 2006 and warrants to purchase 150 shares of common stock of the Registrant, par value $.01 at an exercise price of $6.25 per share. The net proceeds to the Company, after deducting the discount to the initial purchaser and related issuance costs, was approximately $97.3 million.

         The second current report, dated March 25, 1999 announced that on March 11, 1999, the Company acquired the stock of Community Refuse Service, Inc, and the assets of Cumberland Waste Services, Inc. based in Central, Pennsylvania pursuant to the terms of Stock and Asset Purchase Agreements.

SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WASTE SYSTEMS INTERNATIONAL, INC.


  Date: May 14, 1999             By: /s/ Philip Strauss
        ------------                 -------------------------------
                                     Philip Strauss
                                     Chairman, Chief Executive Officer
                                     and President
                                    (Principal Executive Officer)



  Date: May 14, 1999             By: /s/ Robert Rivkin
        ------------                 -------------------------------
                                     Robert Rivkin
                                     Executive Vice President - Acquisitions,
                                     Chief Financial Officer, Secretary,
                                     Treasurer and Director
                                    (Principal Financial and Accounting Officer)