Form 10-K/A
period 1998-12-31
WASTE SYSTEMS INTERNATIONAL INC
filed 1999-08-06
CIK 847468

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

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

        This report on Form 10-K/A, Amendment No. 2, amends the Report on Form 10-K of Waste Systems International, Inc. ("Waste Systems") filed with the Securities and Exchange Commission on March 31, 1999, as amended by the report on Form 10-K/A of Waste Systems filed with the Securities and Exchange
Commission on April 9, 1999 (such Report on Form 10-K, as so amended, the "Amended Form 10-K").

        The Amended Form 10-K is hereby amended by deleting Part I, Item 7 thereof in its entirety and replacing it as follows:

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

Revenues

        Revenues represent fees charged to customers for solid waste collection, transfer, recycling and disposal services provided. Arrangements with customers include both long-term contractual arrangements and as-received disposal at prices quoted by the Company. Revenues for the periods presented in the consolidated statements of operations were derived from the following sources:

                                             Year ended December 31,
                                       1998        1997          1996

          Collection                  73.5%       12.8%            - %
          Landfill                    20.1        78.1          100.0
          Transfer                     6.4         9.1             -
                                      -----      -----          -----
              Total Revenue          100.0%      100.0%         100.0%



              For the purpose of this table, revenue is attributed fully to the operation where the Company first receives the waste. For example, revenue received from waste collected by the Company and disposed in a Company landfill is entirely attributed to collection. The increase in the Company's collection revenues as a percentage of total revenues during 1998 compared to 1997 is due primarily to the impact of the 31 collection companies acquired during 1998. The decrease in landfill and transfer station revenue as a percentage of revenues in 1998 compared to 1997 s due primarily to the acquisition of collection companies that had been disposing of their waste at the Company's transfer stations and landfills. These acquired revenues are now being recorded as collection revenue.


Recent Business Developments

              Senior Notes Offering and Debt Repayment. On March 2, 1999, the Company completed a private placement of $100.0 million of 11.5% Senior Notes (the "Senior Notes") and warrants to purchase an aggregate of 1,500,000 shares of common stock at an exercise price of $6.25 per share (the "Warrants"). The Senior Notes mature on January 15, 2006 and bear interest at 11.5% per annum, payable semi-annually in arrears on each January 15 and July 15, commencing July 15, 1999, subject to prepayment in certain circumstances. The interest rate on the Senior Notes is subject to adjustment upon the occurrence of certain events as provided in the Senior Notes Indenture. The Senior Notes may be redeemed at the option of the Company after March 2, 2003 at redemption prices set forth in the Senior Notes Indenture, together with accrued and unpaid interest. The Warrants are exercisable from September 2, 1999, through March 2, 2004. The number of shares for which, and the price per share at which, a Warrant is exercisable, are subject to adjustment upon the occurrence of certain events as provided in the Warrant Agreement. The net proceeds to the Company, after deducting the discount to the initial purchaser and related issuance costs, was approximately $97.3 million. The Company used a portion of the proceeds from the Senior Notes to repay $20.0 million of the Company's 13% short term notes due June 30, 1999, (the outstanding balance of the 13% short-term notes was $7.5 million at December 31, 1998) $10.0 million of the BankNorth Group, N.A. credit facility and approximately $1.7 million of capital leases and other notes payable. In addition, the Company redeemed approximately $1.45 million principal amount of the Company's 10% Convertible Subordinated Debentures due October 6, 2000 and completed several acquisitions as described below. The Company intends to use the balance of the proceeds for general corporate purposes, including possible future acquisitions and working capital.

              Conversion of Debt into Equity. On March 31, 1999, the Company closed a private exchange offer in which it exchanged 2,244,109 shares of the Company's Common Stock for a portion of the Company's 7% Subordinated Notes due May 13, 2005. The exchange price per share of $4.656 was equal to the closing price of the Common Stock on the Nasdaq SmallCap Market on that date as reported by NASDAQ. Accrued but unpaid interest on the Notes was paid in cash. As a result of the private exchange offer, the Company retired $10,449,000 of its 7% Convertible Subordinated Notes. The remaining 7% Convertible Subordinated Notes are convertible by holders into Common Shares at $10.00 per share.

              Stock Repurchase. With the proceeds of the Senior Notes, the Company repurchased 497,778 shares of the Company's common stock from the Federal Deposit Insurance Corporation (FDIC) for an aggregate purchase price of approximately $2.8 million.

              Acquisitions. Since December 31, 1998 through March 24, 1999, the Company has completed six acquisitions, consisting of 5 collection operations and one landfill. The aggregate purchase price for these acquisitions was approximately $38 million which was paid in cash and the assumption of approximately $3 million of debt. These acquisitions have combined annual revenue of approximately $12 million. The acquisitions have all been recorded using the purchase method of accounting.

              The following table sets forth, for the periods indicated, certain data derived from the Company's Consolidated Statements of Operations, expressed as a percentage of revenues:

                                                    Year ended December 31,
                                                  1998        1997        1996

    Revenues                                     100.0%       100.0%      100.0%

    Operating expenses                             58.9        49.7         61.6
    Depreciation and amortization                  21.4        20.0         24.7
    Acquisition integration costs                   8.9         -            -
    Write-off of project development costs          1.1        43.3        444.7
                                                 ------      ------      -------

       Total cost of operations                    90.3       113.0        531.0
                                                 ------      ------        -----

    Gross profit (loss)                             9.7      (13.0)      (431.0)
    Selling, general and administrative expenses   21.3        61.8        163.3
    Restructuring                                   -          17.2        116.5
    Amortization of prepaid consulting fees         -           -           55.8
                                                 ----        ----        -------

       Loss from operations                      (11.6)      (92.0)      (766.6)

    Royalty and other income (expense), net       (0.6)      (14.9)         62.5
    Interest income                                 2.1         5.0         11.9
    Interest expense and financing costs         (19.4)      (39.2)       (79.0)
    Equity in loss of affiliate                     -           -          (6.4)
    Write off of assets                             -           -          (1.5)
    Write off of accounts receivable                -           -         (16.4)
                                                 ----        ----        -------

       Total other income (expense)              (17.9)      (65.5)       (12.5)

    Income tax expense                              0.2         0.2        (1.6)

       Loss from continuing operations           (29.7)      (157.7)     (777.5)

    Discontinued operations                         -           -        (151.2)
                                                 ----        ----        -------

       Loss before extraordinary item            (29.7)      (157.7)     (928.7)

    Extraordinary item                            (1.2)       (3.9)          -
                                                 ------      ------      -----

       Net loss                                  (30.9)%     (161.6)%   (928.7)%
                                                 =======     ========   ========

    EBITDA                                        10.1%      (71.4%)    (662.0)%
                                                 ======      =======    ========

    Adjusted EBITDA                               21.9%      (10.9%)    (101.3)%
                                                 ======      =======    ========



Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Revenues. Revenues for 1998 increased by $17,587,000 or 509% to $21,045,000 from $3,458,000 in 1997. Thirty-four acquisitions completed by the Company in 998 accounted for approximately $15.8 million or 90% of the increase. The balance of the increase is the result of the internal growth within the Vermont operations during 1998. The growth in the Vermont operations was due to the full year's operation of the CSWD Transfer Station, which was acquired in the fourth quarter of 1997, increased volume and prices at the Moretown Landfill and internal growth at the Company's collection operations.

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

         Royalty and other income (expense). Royalty and other income (expense) was approximately ($134,000) and ($516,000) in 1998 and 1997, respectively. Royalty and other income (expense) primarily relates to the Company's medical waste treatment proprietary technologies. Interest expense and financing costs, net. Interest expense for 1998 was approximately $3,633,000, net of interest income of $441,000 as compared to approximately $1,182,000 net of interest income of $172,000 for 1997. The increase resulted primarily from significant increases in debt necessary to finance the acquisitions and capital needs of the Company. During 1998 and 1997, the Company capitalized interest expense of $360,000 and $24,000, respectively related to construction costs for the Mostoller and South Hadley landfills and the Transfer Station in Oxford Massachusetts discussed above.

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


Liquidity and Capital Resources

         The Company's business is capital intensive. The Company's capital requirements, which are substantial, include acquisitions, property and equipment purchases and capital expenditures for landfill cell construction, landfill development and landfill closure activities. Principally due to these factors, the Company may incur working capital deficits. The Company plans to meet its capital needs through various financing sources, including internally generated funds, equity securities and debt. On May 13, 1998, the Company closed on an offering of $60.0 million 7% Convertible Subordinated Notes which resulted in net proceeds to the Company of approximately $58.3 million. As discussed in "Recent Business Developments", on March 2, 1999, the Company completed a private offering of 11 1/2% Senior Notes in the aggregate principal amount of $100 million due January 15, 2006 which resulted in net proceeds to the Company of approximately $97.3 million. The Company has used the proceeds from these Debt offerings to complete various acquisitions during 1998 and 1999. In addition, the Company has repaid other outstanding debt obligations, repurchased 497,778 shares of the Company's common stock from the Federal Deposit Insurance Corporation (FDIC) for an aggregate purchase price of approximately $2.8 million, and fund the Company's growth, including infrastructure. The Company intends to use the balance of the proceeds for general corporate purposes, including possible future acquisitions and working capital. In addition, approximately $10,449,000 of the 7% Convertible Subordinated Notes were exchanged into common stock during March 1999 through an exchange offering. The Company intends to continue its strategy to aggressively pursue and develop an integrated solid waste management company, primarily through acquisitions. There can be no assurance that additional debt or equity financing will be available, or available on terms acceptable to the Company. Any failure of the Company to obtain required financing would have a material adverse effect on the Company's financial condition and results of operations.

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

         The Company has a $10 million line of credit facility with The BankNorth Group, N.A. which was fully drawn as of December 31. The entire balance was repaid on March 2, 1999 with the proceeds from the Senior Notes. The Company is currently negotiating an expansion or replacement of the facility with The BankNorth Group, N.A.

         At December 31, 1998, the Company had approximately $83.1 million of short-term and long-term debt.

         Based upon its current operating plan, the Company believes that its cash and cash equivalents, available borrowings, future cash flow from operations and the proceeds of future debt and equity financings will satisfy the Company's working capital needs for the foreseeable future. However, there can be no assurances in this regard. See "Certain Factors Affecting Future Operating Results - Substantial Increased Leverage" and "-Uncertain Ability to Finance the Company's Growth."

Certain Factors Affecting Future Operating Results

         Our history of losses makes investment in Waste Systems highly speculative.

         During the fiscal years ending December 31, 1998, 1997 and 1996, we suffered net losses (including non-recurring charges) of approximately ($6,496,000), ($5,589,000) and ($13,890,000), respectively on revenues of approximately $21,045,000, $3,458,000 and $1,496,000, respectively. Following Waste Systems' restructuring in 1996, we directed our focus on becoming an integrated solid waste management company by implementing a business strategy based on aggressive growth through acquisitions. Our ability to become profitable and to maintain profitability as we pursue our business strategy will depend upon several factors, including our ability to:

   o execute our acquisition strategy and expand our revenue generating operations while maintaining or reducing our proportionate administrative expenses;

   o locate sufficient financing to fund acquisitions; and

   o adapt to changing conditions in the competitive market in which we operate.

External factors, such as the economic and regulatory environments in which we operate will also have an effect on our business and its profitability. However, continued losses and negative cash flow may not only prevent us from achieving our strategic objectives, it may also limit our ability to meet financial obligations, including our obligations under the Senior Notes.

  Substantial Increased Leverage.

         We   currently   have  a  high  level  of   indebtedness   relative  to
stockholders' equity. The following table illustrates our level of indebtedness:

                                                   As of December 31, 1998  (*)
                                                      (dollars in thousands)
Long-term Indebtedness............................             $172,672
Stockholders' Equity..............................              $12,188
Debt to Equity ratio..............................                 14.2

(*) pro forma to include the issuance of $100 million principal amount of Senior Notes and the exchange of $10,449,000 principal amount of the 7% Convertible Notes into 2,244,109 shares of our common stock.

   Our high level of indebtedness could:

    o limit our flexibility in planning for, or reacting to, changes in business, industry and economic conditions;

    o require us to dedicate a substantial portion of our cash flow from operations to repaying indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

    o place us at a competitive disadvantage compared to our competitors with lower levels of indebtedness; and

    o limit our ability to borrow additional funds, either because of restrictive covenants in the Senior Notes Indenture or because of a potential lender's limits on borrower indebtedness.


         Our high level of indebtedness may have a direct negative impact on our operations. It may also result in an event of default under our debt instruments which, if not cured or waived, could have a material adverse effect on our finances.

                                                    For the Years Ended
                                                        December 31,
                                                   1998            1997
                                                   ----            ----

Ratio of earnings to Fixed Charges......           N/A              N/A

         For the year ended December 31, 1998, we incurred net losses that did not cover fixed charges by approximately $6.6 million; and for the year ended December 31, 1997, we incurred net losses that did not cover fixed charges by approximately $5.5 million. For purposes of computing this financial relationship of earnings to fixed charges, earnings consist of pretax income
(loss) from continuing operations plus fixed charges. Fixed charges consist of interest expense and financing costs, including capitalized interest and amortization of deferred financing costs, and an estimated portion of rentals representing interest costs.

         Incurring more debt could further exacerbate the risks of our high level of indebtedness.

         Despite our current high level of indebtedness, the indenture does not fully prohibit us or our subsidiaries from incurring substantial additional indebtedness in the future. We may increase the amount of available borrowing under our bank credit facility or obtain additional bank financing. Borrowings and other indebtedness which Waste Systems or our subsidiaries may incur may be secured and therefore would rank senior to the Senior Notes and the subsidiary guarantees thereof. If new debt is added to our current level of debt, the related risks of indebtedness could intensify both for us and for the holders of the Senior Notes.

         We may not generate enough cash to service our indebtedness or our other liquidity needs.

         Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This ability depends in part on our operating performance and the execution of our business strategy. It is also subject to influence by general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

         We cannot assure you that our business will generate sufficient cash flow from operations, that we will realize anticipated cost savings from operating efficiency improvements, or that we will be able to obtain future financing in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

         The following table outlines the schedule of our required debt amortization payments proforma to include the Senior Notes and the exchange of $10,449,000 of the 7% Convertible Notes into 2,244,109 shares of our common stock.:

                        Balance at
                        December 31,
                          1998     1999    2000     2001    2002     2003     2004    2005    2006  Remainder   Total
                          ----     ----    ----     ----    ----     ----     ----    ----    ----  ---------   -----
                                  Principal Payments Due During
                                     (Dollars in thousands)

Long-Term Debt
Bank Credit Facility   $ 10,000  10,000       -        -      -        -        -        -       -        -     10,000
13% Short-tern notes      7,500   7,500       -        -      -        -        -        -       -        -      7,500
Capital Leases,
 Equipment and
 Other Notes
 Payable........          3,771     676      687      531    427      440      462      153      169     226     3,771

Senior Notes....        100,000      -        -        -      -        -        -        -   100,000      -    100,000
10% Convertible
 Subordinated
 Debentures.....          1,850      -     1,850       -      -        -        -        -       -        -      1,850
7% Convertible
 Subordinated
 Notes..........         49,551      -       -         -      -        -        -    49,551      -        -          -
                    ------------  ------  -----     ------  -----    -----   ------  ------  -------  ------   -------

    Total.......       $172,672  18,176   2,537       531     427     440      462   49,704  100,169     226   172,672
                    ============ ======   =====     ======  =====    =====   ======  ======  =======  ======   =======



         We may need to refinance all or a portion of our indebtedness, including our Senior Notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our bank credit facilities, if any, and the Senior Notes, on commercially reasonable terms or at all.

         Uncertain Ability to Finance the Company's Growth.

         We require substantial funds to complete and bring to commercial viability all of our currently planned projects. We also anticipate that future business acquisitions will be financed not only through cash from operations and the proceeds from the Senior Notes offering, but also by future borrowings under bank credit facilities not currently established, offerings of Waste Systems stock as consideration for acquisitions, or from the proceeds of additional equity or debt financings. Therefore, our ability to satisfy our future capital and operating requirements for planned growth is dependent on a number of pending or future financing activities, and we cannot assure you that any of these financing activities will be successfully completed.

         Ability to manage growth.

         Our objective is to continue to grow by expanding our services in selected markets where we can be one of the largest and most profitable fully-integrated solid waste management companies. Accordingly, we may experience periods of substantial rapid growth. This growth could place a significant strain on our operational, financial and other resources. Any failure to expand our operational and financial systems and controls in an efficient manner at a pace consistent with our growth could have a material adverse effect on our business, financial condition and results of operations.

         Our future success is also highly dependent upon our continuing ability to identify, hire, train and motivate a sufficient number of highly qualified personnel for our planned growth. We face competition for recruiting qualified personnel from our competitors, other companies not in the waste management industry, government entities and other organizations. We cannot assure you that we will be successful in attracting and retaining qualified personnel as required for our present and future planned operations. Our inability to attract and retain a sufficient number of qualified personnel could have a material negative impact on our business, financial condition and results of operations.

         Our future success depends upon our ability to identify, acquire and integrate acquisition targets.

         Our future success is highly dependent upon our continued ability to successfully identify, acquire and integrate additional solid waste collection, recycling, transfer and disposal businesses. As the solid waste management industry continues to consolidate, competition for acquisition candidates within the industry increases and the availability of suitable candidates on terms favorable to us may decrease. We compete for acquisition candidates with larger, more established companies that may have significantly greater capital resources than we do, which can further decrease the availability of suitable acquisition candidates at prices affordable to us. We cannot assure you that we will be able to identify suitable acquisition candidates, to successfully negotiate acquisitions on terms reasonable to us given our resources, to obtain financing for those targets on favorable terms, or to successfully integrate any acquired targets with our current operations.

         We believe that a significant factor in our ability to consummate acquisitions will be the attractiveness of our common stock as consideration for potential acquisition targets. This attractiveness may be, in large part, dependent upon the relative market price and capital prospects of our equity securities as compared to the equity securities of our competitors. Our stock is traded on the Nasdaq Stock Market, Inc.'s SmallCap Market, while some of our competitors' stock is traded on larger, more recognized markets. In addition, some of our competitors have a significantly larger capitalization than we do, which generally results in a more liquid market for their publicly traded securities. If the market price of our common stock were to decline, we might be unable to use our common stock as consideration for future acquisitions.

         Dependence on Management.

         We depend to a high degree on the services of Philip Strauss, Chairman, Chief Executive Officer and President, and Robert Rivkin, Executive Vice President_Acquisitions, Chief Financial Officer, Secretary and Treasurer, in planning to achieve our business objectives. We have obtained $1 million key executive insurance policies for each of Messrs. Strauss and Rivkin. However, if we lost the services of either of these executives, our business, financial condition and results of operations could suffer material adverse effects.

         Failed acquisitions or projects may adversely affect our results of operations and financial condition.

         In accordance with generally accepted accounting principles, we record some expenditures and advances relating to acquisitions, pending acquisitions and landfill projects as assets on our balance sheet, then amortize or depreciate these capitalized expenditures and advances over time, usually matching an asset's depreciation against the revenues it generates. We also have an accounting policy to record as an expense in the current accounting period all unamortized capital expenditures and advances relating to any operation that is permanently shut down, any acquisition that will not be consummated, and any landfill project that is terminated. As a result of these accounting practices, we may have to record the entire capitalized expenditure of any failed acquisition or terminated project as a charge against earnings in the accounting period in which the failure or termination occurs. A large, unexpected expense against typical earnings could have a material adverse effect on our results of operations, financial condition and our business.

         Our business may not succeed due to the highly competitive nature of the solid waste management industry.

         The solid waste management industry is highly competitive and very fragmented, and requires substantial labor and capital resources. Competition exists for collection, recycling, transfer and disposal service customers, as well as for acquisition targets. The markets we compete in or are likely to compete in usually are served by one or more national, regional or local solid waste companies who may have a respected market presence, and who may have greater financial, marketing or technical resources than those available to us. Competition for waste collection and disposal business is based on price, the quality of service and geographical location. From time to time, competitors may reduce the price of their services in an effort to expand or maintain market share or to win competitively bid contracts.

         We also compete with counties, municipalities and operators of alternative disposal facilities that operate their own waste collection and disposal facilities. The availability of user fees, charges or tax revenues and the availability of tax-exempt financing may provide a competitive advantage to public sector competitors in solid waste management. Additionally, alternative disposal facilities such as recycling and incineration may reduce the demand for the landfill-based solid waste disposal services that we provide and on which our strategy is based. We cannot assure you that we will be able to remain competitive with our larger and better capitalized private competitors or with tax-advantaged public sector operators.

         Seasonal revenue fluctuations may negatively impact our operations.

         Our revenues and results of operations tend to vary seasonally. We tend to have lower revenues in the winter months of the fourth and first quarters of the calendar year than in the warmer months of the second and third quarters. The primary reasons for lower revenues in the winter months include:

   o harsh winter weather conditions may interfere with collection and transportation activities;

   o the volume of winter month waste in our operating regions is generally lower than that which occurs in warmer months; and

   o the construction and demolition activities which generate landfill waste are primarily performed in the warmer seasons.

We believe that the seasonality of the revenue stream will not have a material adverse effect on our business, financial condition and results of operations on an annualized basis. Still, higher warm weather revenues may not offset lower cold season revenues, and seasonal revenue fluctuations may make it more difficult to manage and finance our business successfully.

         The geographic concentration of our operations magnifies the risks to our success.

         Waste Systems has established solid waste management operations in central Pennsylvania, Vermont, upstate New York and central Massachusetts. Since our current primary source of revenues will be concentrated in these geographic locations, our business, financial condition and results of operations could be materially affected by downturns in these local economies, severe weather conditions in these regions, and Pennsylvania, Vermont, New York and Massachusetts state and local regulations. Factors that have a greater impact on our selected markets than on other regions of the country are more likely to have a negative effect on our business than on our larger regional and national competitors in the waste management industry.

         Industry consolidation in our operating regions has also increased the competition for customers who generate waste streams. This may make it increasingly difficult to expand operations within our selected markets. We cannot assure you that we will be able to continue to increase the local waste streams to our operating landfills or be able to expand our geographic markets to mitigate the effects of adverse economic events that may occur in these regions. As a result of our geographic concentration, we are exposed to a higher degree of risks than our geographically more diverse competitors.

         Potential difficulties in acquiring landfill capacity could increase our costs.

         Our operations depend on our ability to expand the landfills we own or operate and to develop or acquire new landfill sites. We cannot assure you that we will be successful in obtaining new landfill sites or expanding the permitted capacity of our existing landfills. The process of obtaining required permits and approvals to open new landfills, and to operate and expand existing landfills has become increasingly difficult and expensive. The process can take several years and involves hearings and compliance with zoning, environmental and other requirements. We cannot assure you that we will be successful in obtaining and maintaining required permits to open new landfills or expand the existing landfills we own or operate.

         Even when granted, final permits to expand landfills are often not approved until the remaining capacity of a landfill is very low. In the event we exhaust our permitted capacity at one of our landfills, our ability to expand internally will be limited and we will be required to cap and close that landfill. Furthermore, as the solid waste management industry continues to consolidate, there will be greater competition for potential landfill acquisitions. As a result of insufficient landfill capacity, we could be forced to transport waste greater distances to our own landfills that have capacity, or to dispose of waste locally at landfills operated by our competitors. In either case, the additional costs we would incur could have a material adverse effect on our business.

         Failure to obtain landfill closure performance bonds and letters of credit may adversely affect our business.

         We may be required to post a performance bond, surety bond or letter of credit to ensure proper closure and post-closure monitoring and maintenance at some of our landfills and transfer stations. Our failure to obtain performance bonds, surety bonds or letters of credit in sufficient amounts or at acceptable rates may have a material adverse effect on our business, financial condition and results of operations.

         Adequacy of Accruals for Closure and Post-Closure Costs.

         The closure and post-closure costs of our existing landfills and any landfill we may own or operate in the future represent material financial obligations. To meet these future obligations, we estimate and accrue closure and post-closure costs based on engineering estimates of landfill usage and remaining landfill capacity. We cannot assure you that the amount of funds estimated and accrued for landfill closure and post-closure costs will be enough to meet these future financial obligations. Any failure to meet these obligations when they become due, or any use of significant funds to cover a gap between such accruals and actual landfill closure and post-closure costs incurred, may have a material adverse effect on our business, financial condition and results of operations.

         Potential Environmental Liability and Adverse Effect of Environmental Regulation.

         We are engaged in the collection, transfer and disposal of waste described as non-hazardous, and we believe that we are currently in material compliance with all applicable environmental laws. Despite these circumstances, if harmful substances escape into the environment and cause damages or injuries as a result of our operating activities, we are exposed to the risk that we will be held liable for any damages and injuries, as well as for significant fines for regulatory noncompliance.

         We and our customers operate in a highly regulated environment, and our landfill projects in particular usually will require federal, state and local government permits and environmental approvals. Maintaining awareness of and attempting to comply with applicable environmental legislation and regulations require substantial expenditures of our personnel and financial resources. These efforts, however, do not guarantee that we will meet all of the applicable regulatory criteria necessary to obtain required permits and approvals.

         Government regulators generally have broad discretion to deny, revoke, or modify regulatory permits or approvals under a wide variety of circumstances. In addition, government regulators may adopt new environmental legislation or regulations or amend existing legislation, and may interpret or enforce existing legislation in new ways. All of these circumstances may require us or our customers to obtain additional permits or approvals.

         Any delay in obtaining required regulatory permits or approvals may delay our ability to obtain project financing, thereby increasing our need to invest working capital in projects before obtaining more permanent financing. These delays may also reduce our project returns by deferring the receipt of project revenues to a later project completion date. If we are required to cancel any planned project because we were unable to obtain required permits or as a result of any other regulatory impediments, we may lose any investment we have made in the project up to that point. The cancellation, or any substantial delay in completion, of any project may have a significant negative effect on our financial condition and results of operations.

         Our environmental liability insurance may not cover all risks of loss.

         We maintain environmental impairment liability insurance covering particular claims for the sudden or gradual onset of environmental damage to the extent of $5 million per landfill. If we were to incur liability for environmental damage in excess of our insurance limits, our financial condition could be adversely affected. We also carry a comprehensive general liability insurance policy, which management considers adequate at this time to protect our assets and operations from other risks.

         Addressing local community concerns about our operations may adversely affect our business.

         Members of the public in the communities where we do business could raise concerns with government regulators and others about the effects on their communities of our existing or planned operations and, in some areas, the proposed development of solid waste facilities. These concerns cannot always be anticipated, and our attempts to address these concerns may result in unforseen delays, costs and litigation that could adversely affect our ability to achieve our business objectives.

         Year 2000 problems could have an adverse impact on our business.

         We   utilize   and  are   dependent   upon   general   accounting   and
industry-specific customer information and billing software to conduct our business that are likely to be affected by the date change in the year 2000. This purchased software is run on in-house computer networks. In addition, embedded technology that is contained in a substantial number of our items of hauling, disposal and communications equipment may be affected by the date change in the year 2000. We have initiated a review and assessment of all hardware, software and related technologies to determine whether it will function properly in the year 2000. We currently believe that costs associated with the compliance efforts will not have a significant impact on our ongoing results of operations, although we cannot assure you in this regard. Computer software and related technologies used by our customers, service providers, vendors and suppliers are also likely to be affected by the year 2000 date change. To date, those vendors which have been contacted have indicated that their hardware or software is or will be year 2000 compliant in time frames that meet our requirements. We have also initiated communications with our significant suppliers regarding the year 2000 issue. However, we cannot assure you that the systems of such suppliers, or of customers, will be year 2000 compliant. Failure by us or any of the parties mentioned above, to properly process dates for the year 2000 and thereafter could result in unanticipated expenses and delays to us, including delays in the payment by our customers for services provided and our ability to make payments on the Senior Notes.


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

     The Company is in the process of identifying key third-party vendors to understand their ability to continue providing services through Year 2000. The Company uses well-regarded nationally known software vendors for both its general accounting applications and industry-specific customer information and billing systems. The Company is implementing a new general accounting package which will be fully Year 2000 compatible, and the provider of the solid waste industry customer information and billing system is Year 2000 compatible. The Company's banking arrangements are with national banking institutions, which are taking all necessary steps to insure its customers' uninterrupted service throughout applicable Year 2000 time frames. The Company's payroll is performed out-of-house by the largest provider of third party payroll services in the country, which has made a commitment of uninterrupted service to their customers throughout applicable Year 2000 time frames.

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


[END OF AMENDMENT]

                                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WASTE SYSTEMS INTERNATIONAL, INC.


Date: August  5, 1999            By:     /s/ Robert Rivkin
                                    -------------------------------------------
                                     Robert Rivkin
                                     Executive Vice President- Acquisitions,
                                     Chief Financial Officer, Treasurer and
                                     Secretary
                                    (Principal Financial and Accounting Officer)