Form 10-Q/A
period 1999-03-31
WASTE SYSTEMS INTERNATIONAL INC
filed 1999-08-06
CIK 847468

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-Q/A


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

         This report on Form 10-Q/A amends the Report on Form 10-Q of Waste Systems International, Inc. ("Waste Systems") filed with the Securities and Exchange Commission on May 14, 1999 (the "Form 10-Q").

         The Form 10-Q is hereby amended by deleting Part I, Item 2 thereof in its entirety and replacing it as follows:


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to, among other things, the Company's future revenues, operating income, or earnings per share. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar expression. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed herein. See "Certain Factors Affecting Future Operating Results."

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

Remaining Estimated Permitted Capacity


                                                                       Estimated            Capacity in
                                                                    Total Remaining         Permitting
                                                                  Permitted Capacity          Process
Landfill                            Location                         (Cubic yards)        (Cubic Yards)(1)

Mostoller                           Somerset, PA                        14,200,000                    -
Sandy Run                           Hopewell, PA                         2,835,000                    -
Moretown                            Moretown, VT                         1,425,000                    -
Community Refuse Service, Inc.      Cumberland, PA                       5,600,000                    -
South Hadley(2)                     South Hadley, MA                          -                 2,000,000

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

         The following table sets forth the acquisitions completed by the Company through May 10, 1999:

ACQUISITION                          MONTH ACQUIRED           PRINCIPAL BUSINESS                LOCATION

Central Pennsylvania Region:

Pro-Disposal                          April 1999                  Collection                     Bellwood, PA
Cumberland Waste Service, Inc.        March 1999                  Collection                     Cumberland, PA
Community Refuse Service, Inc.        March 1999                  Landfill                       Cumberland, PA
Koontz Disposal                       January 1999                Collection                     Boswell, PA
Jim's Hauling, Inc.                   January 1999                Collection                     Duncansville, PA
Mostoller Landfill, Inc.              August 1998                 Landfill                       Somerset, PA
Worthy's Refuse Service               August 1998                 Collection                     McVey Town, PA
Sandy Run Landfill                    July 1998                   Landfill                       Hopewell, PA
Patterson's Hauling                   May 1998                    Collection                     Altoona, PA
Pleasant Valley Hauling               May 1998                    Collection                     Altoona, PA
McCardle Refuse Company               May 1998                    Collection                     Burham, PA
Horvath Sanitation, Inc./
Eagle Recycling, Inc.                 May 1998                    Collection                     Altoona, PA


Vermont Region:
B..B. & B. Trucking                   April 1999                  Collection                     Burlington, VT
Grady Majors Rubbish Removal          September 1998              Collection                     St. Albans, VT
Cota Sanitation                       June 1998                   Collection                     Newport, VT
Vincent Moss                          June 1998                   Collection                     Newport, VT
Austin Rubbish Removal                June 1998                   Collection                     Newport, VT
Surprenant Rubbish, Inc.              June 1998                   Collection                     Newport, VT
Fortin's Trucking of Williston        May 1998                    Collection                     Williston, VT
John Leo & Sons, Ltd.                 March 1998                  Collection                     Burlington, VT
Rapid Rubbish Removal, Inc.           February 1998               Collection/Transfer Station    St. Johnsbury, VT
Greenia Trucking                      February 1998               Collection                     St. Albans, VT
Doyle Disposal                        January 1998                Collection                     Barre, VT
Perkins Disposal                      January 1998                Collection                     St. Johnsbury, VT
CSWD Transfer Station                 October 1997                Transfer Station               Williston, VT
The Hartigan Company                  January 1997                Collection                     Stowe, VT
Waitsfield Transfer Station           November 1995               Transfer Station               Waitsfield, VT
Moretown Landfill                     July 1995                   Landfill                       Moretown, VT

Upstate New York Region:
Tri-Valley Sanitation, Inc.           April 1999                  Collection                     Whitesboro, NY
Santaro Trucking Co., Inc.            January 1999                Collection                     Syracuse, NY
Richard A. Bristol, Sr.               November 1998               Collection                     Rome, NY
Bristol Trash and Recycling II        November 1998               Collection                     Rome, NY
Shepard Disposal Service              October 1998                Collection                     Oneida, NY
Emmons Trash Removal                  October 1998                Collection                     Sherill, NY
Wayne Wehrle                          September 1998              Collection                     Clinton, NY
Phillip Trucking                      September 1998              Collection                     Wampsville, NY
Mary Lou Mauzy                        September 1998              Collection                     Cazenovia, NY
Costello's Trash Removal              September 1998              Collection                     Cazenovia, NY
Bliss Rubbish Removal, Inc.           September 1998              Collection/Transfer Station    Camden, NY
Besig & Sons                          September 1998              Collection                     Westmoreland, NY
Larry Baker Disposal, Inc.            September 1998              Collection                     Oneida, NY

Central Massachusetts Region:
Troiano Trucking, Inc.                March 1999                  Collection                     Worcester, MA
Steve Provost Rubbish Removal         December 1998               Collection                     Rochdale, MA
Sunrise Trucking                      December 1998               Collection                     Spencer, MA
Trashworks                            November 1998               Collection                     Worcester, MA
Mattei-Flynn Trucking, Inc.           August 1998                 Collection                     Auburn, MA
Mass Wood Recycling, Inc.             July 1998                   Transfer Station               Oxford, MA

Internalization of Waste

         Throughout 1998 and during the three months ended March 31, 1999, the Company increased the amount of waste collected by the Company that was subsequently disposed at Company landfills, and increased the amount of the waste delivered for disposal at the Company's landfills that was collected by the Company. During the three months ended March 31, 1999, over 95% of the waste from the Company's Vermont operations was delivered for disposal at the Moretown Landfill and approximately 40% of the waste delivered for disposal at the Moretown Landfill during this period was collected by the Company. In addition, approximately 59% of the waste from the Company's Central Pennsylvania-Altoona division operations was delivered for disposal at the Sandy Run Landfill and approximately 58% of the waste delivered for disposal at the Sandy Run Landfill during this period was collected by the Company. Since the acquisition of Community Refuse, Inc., on March 1, 1999, approximately 92% of the waste from the Company's Central Pennsylvania- Harrisburg division operations was delivered for disposal at the Community Refuse, Inc. landfill and approximately 16% of the waste delivered for disposal at the Community Refuse, Inc. landfill during this period was collected by the Company.


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

Revenues

         Revenues represent fees charged to customers for solid waste collection, transfer, recycling and disposal services provided. Revenues for the periods presented in the consolidated statements of operations were derived from the following sources:

                                                       Three months ended
                                                            March 31,
                                                     1999                1998
                                                     ----                ----

                      Collection                     85.5%               40.7%
                      Landfill                       10.4                27.8
                      Transfer                        4.1                31.5
                                                     ----                ----

                      Total Revenue                 100.0%              100.0%
                                                    =====               =====

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

Operating Expenses

         The following table sets forth, for the periods indicated, certain data derived from the Company's Consolidated Statement of Operations, expressed as a percentage of revenues:

                                                     Three months ended
                                                          March 31,
                                                    1999               1998
                                                    ----               ----

Revenues                                            100.0%            100.0%

Operating expenses                                     62.9            56.5
Depreciation and amortization                          19.8            24.5
Acquisition integration costs                           6.1            20.9
                                                       ----            ----

Total cost of operations                               88.8           101.9
                                                       ----           -----

Gross profit                                           11.2            (1.9)
Selling, general and administrative expenses           21.6            43.0
                                                       ----            ----

Loss from operations                                 (10.4)           (44.9)

Royalty and other income (expense), net               (1.5)            (0.9)
Interest income                                         1.9             1.8
Interest expense and financing costs                 (22.6)           (28.4)
Non-cash charge for debt conversion                  (63.0)               -
Extraordinary item                                    (2.5)               -
                                                    ------            -----
Net loss                                            (98.1)%          (72.4)%
                                                    ======           ======


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

         The following table sets forth, for the periods indicated, certain data derived from the Company's Consolidated Statement of Operations, to determine EBITDA and Adjusted EBITDA:

                                                       Three months ended
                                                            March 31,
                                                      1999           1998
                                                      ----           ----

Loss from operations                              ($ 919,381)      ($ 687,065)
Depreciation and amortization                      1,775,970          406,116
                                                   ---------          -------

EBITDA                                               856,589         (280,949)

Acquisition integration costs                        544,400          320,000
                                                     -------          -------

Adjusted EBITDA                                   $1,400,989          $39,051
                                                   =========           ======

EBITDA as a % of revenue                                9.7%           (18.4%)

Adjusted EBITDA as a % of revenue                      15.8%             2.6%
                                                    ========          =======


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

         The Company had a $10 million line of credit facility with The BankNorth Group, N.A. which was fully drawn as of December 31. The entire balance was repaid on March 2, 1999 with the proceeds from the Senior Notes and the credit facility was closed. The Company is currently negotiating a new expanded facility with The BankNorth Group, N.A. which it expects to close in the third quarter of 1999.

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

Certain Factors Affecting Future Operating Results

         The following factors, as well as others mentioned in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q: Our history of losses makes investment in Waste Systems highly speculative; Our high level of indebtedness could adversely affect our financial health; Incurring more debt could further exacerbate the risks of our high level of indebtedness; We may not generate enough cash to service our indebtedness or our other liquidity needs; We have no control over many factors in our ability to finance planned growth; Our future success depends upon our ability to manage rapid growth in operations and personnel; Our future success depends upon our ability to identify, acquire and integrate acquisition targets; Loss of key executives could affect Waste Systems' ability to achieve our business objectives; Failed acquisitions or projects may adversely affect our results of operations and financial condition; Our business may not succeed due to the highly competitive nature of the solid waste management industry; Seasonal revenue fluctuations may negatively impact our operations; The geographic concentration of our operations magnifies the risks to our success; Potential difficulties in acquiring landfill capacity could increase our costs; Failure to obtain landfill closure performance bonds and letters of credit may adversely affect our business; Estimated accruals for landfill closure and post-closure costs may not meet our actual financial obligations; Environmental and other government regulations impose costs and uncertainty on our operations; We are exposed to potential liability for environmental damage and regulatory noncompliance; Our environmental liability insurance may not cover all risks of loss; Addressing local community concerns about our operations may adversely affect our business; Year 2000 problems could have an adverse impact on our business.

Recent Senior Notes Offering

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

                                    WASTE SYSTEMS INTERNATIONAL, INC.


Date: August 5, 1999                 By:   /s/ Robert Rivkin
                                     ----------------------------------
                                     Robert Rivkin
                                     Executive Vice President - Acquisitions,
                                     Chief Financial Officer,
                                     Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)