Form 10-Q
period 1999-06-30
WASTE SYSTEMS INTERNATIONAL INC
filed 1999-08-13
CIK 847468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended June 30, 1999.
                                       or

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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


         The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of August 12, 1999 was 18,428,919.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                          PAGE
PART I.  Financial Information

         Item 1.    Financial Statements:

         Consolidated Balance Sheets as of June 30, 1999 and
         December 31, 1998.                                                1

         Consolidated Statements of Operations for the Three and Six
         Months Ended June 30, 1999 and 1998.                              2

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1999 and 1998.                          3

         Notes to Consolidated Financial Statements.                       4-8

  Item 2. Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations.                   9-19

  Item 3. Quantitative and Qualitative Disclosures about Market Risk       19

PART II.  Other Information

  Item 1. Legal Proceedings                                                20
  Item 2. Changes in Securities                                            20
  Item 3. Defaults on Senior Securities                                    20
  Item 4. Submission of Matters to a Vote of Security Holders              20
  Item 5. Other Information                                                20
  Item 6. Exhibits, Financial Statements Schedules and Reports
          on Form 8-K                                                      21

Signatures                                                                 22

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                    June 30,       December 31,
                                                                                      1999             1998
                                                                                 ---------------  --------------
                                                                                   (unaudited)
                               Assets
Current assets:
      Cash and cash equivalents                                                  $   19,127,974   $      193,613
      Accounts receivable, less allowance for doubtful accounts of
        $377,167 at June 30, 1999 and $222,028 at December 31,1998                    6,896,444        5,235,534
      Prepaid expenses and other current assets                                       7,222,941        4,769,285
                                                                                 ---------------  --------------

        Total current assets                                                         33,247,359       10,198,432

Restricted cash and securities                                                           40,767           39,842
Property and equipment, net (Notes 2 and 3)                                          79,117,460       44,685,735
Intangible assets, net (Notes 2 and 4)                                               49,612,155       38,059,374
Other assets                                                                          7,218,318        3,133,316
                                                                                 ---------------  --------------
        Total assets                                                             $  169,236,059   $   96,116,699
                                                                                 ===============  ==============


        Liabilities and Stockholders' Equity

Current liabilities:
      Current portion of long-term debt and notes payable (Note 5)                  $   322,560   $    8,259,922
      Accounts payable                                                                3,855,990        3,849,632
      Accrued expenses                                                                6,451,972        2,742,539
      Current portion of landfill closure and post-closure costs                      2,000,000                -
      Deferred revenue                                                                2,219,476        1,866,128
                                                                                 ---------------  --------------

        Total current liabilities                                                    14,849,998       16,718,221

Long-term debt and notes payable (Note 5)                                           151,746,697       74,861,187
Landfill closure and post-closure costs                                               1,962,789        2,798,597
                                                                                 ---------------  --------------
        Total liabilities                                                           168,559,484       94,378,005
                                                                                 ---------------  --------------

Commitments and Contingencies (Note 7)

Stockholders' equity (Notes 5 and 6):
      Common stock, $.01 par value.  Authorized 75,000,000 shares;
        13,405,394 and 11,718,323 shares issued and outstanding
        at June 30, 1999 and December 31, 1998, respectively                            134,060          117,184
      Additional paid-in capital                                                     50,255,533       37,810,712
      Accumulated deficit                                                          (49,713,018)      (36,189,202)
                                                                                 ---------------  --------------
        Total stockholders' equity                                                      676,575        1,738,694
                                                                                 ---------------  --------------

        Total liabilities and stockholders' equity                                $ 169,236,059   $   96,116,699
                                                                                 ===============  ==============

          See accompanying notes to consolidated financial statements.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                              Three months ended June 30,             Six months ended June 30,
                                                           1999                   1998                1999                  1998
                                                        -------------      --------------        --------------        -------------

Revenues                                                $ 11,219,832        $  4,132,833          $ 20,082,090          $ 5,660,803

Cost of operations:
     Operating expenses                                    6,915,757           2,203,052            12,486,873            3,066,632
     Depreciation and amortization                         2,816,512           1,005,884             4,569,026            1,380,126
     Acquisition integration costs (Note 2)                  462,186             270,862             1,006,586              590,862
     Write-off of project development costs                        -             235,284                     -              235,284
                                                        -------------      --------------      ----------------      --------------
        Total cost of operations                          10,194,455           3,715,082            18,062,485            5,272,904
                                                        -------------      --------------      ----------------      ---------------

        Gross profit                                       1,025,377             417,751             2,019,605              387,899

Selling, general and administrative expenses               2,093,810           1,123,613             4,007,419            1,780,826
                                                        -------------      --------------                            ---------------

         Loss from operations                             (1,068,433)           (705,862)           (1,987,814)          (1,392,927)
                                                        -------------      --------------      ----------------      ---------------

Other income (expense):
     Royalty and other income (expense), net                (145,288)             (1,324)             (277,690)             (15,450)
     Interest income                                         277,827             182,906               446,169              210,891
     Interest expense and financing costs                 (3,889,939)         (1,038,193)           (5,896,406)          (1,472,238)
     Non-cash charge for debt conversion (Note 5)                  -                   -            (5,583,717)                    -
                                                        -------------      --------------      ----------------      ---------------

         Total other income (expense)                     (3,757,400)           (856,611)          (11,311,644)          (1,276,797)
                                                        -------------      --------------      ----------------      ---------------

         Loss before extraordinary item                   (4,825,833)         (1,562,473)          (13,299,458)          (2,669,724)

Extraordinary item - Loss on extinguishment of debt           (1,350)           (234,030)             (224,358)            (234,030)
                                                        -------------      --------------      ----------------      ---------------

         Net loss                                         (4,827,183)         (1,796,503)          (13,523,816)          (2,903,754)

Preferred stock dividends                                          -             234,508                     -              477,032
                                                         ------------      --------------      ----------------      ---------------

         Net loss available for common shareholders     $ (4,827,183)       $ (2,031,011)        $ (13,523,816)        $ (3,380,786)
                                                        =============      ==============      ================      ===============

Basic net loss per share:
     Loss from continuing operations                    $      (0.36)       $      (0.36)        $       (0.99)        $      (0.64)
     Extraordinary item                                        (0.00)              (0.05)                (0.02)               (0.06)
                                                        -------------      --------------      ----------------      ---------------

Basic net loss per share                                       (0.36)       $      (0.41)        $       (1.01)        $      (0.70)
                                                        =============      ==============      ================      ===============

Weighted average number of shares used in
     Computation of basic net loss per share              13,421,480           4,387,802            13,443,389            4,144,576
                                                        =============      ==============      ================      ===============


          See accompanying notes to consolidated financial statements.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Six months ended June 30,
                                                                                       1999                 1998
                                                                                 ------------------   -----------------

Cash flows from operating activities:
    Net loss                                                                        $ (13,523,816)       $ (2,903,754)
    Adjustments to reconcile net loss to net cash used by
      operating activities:
       Depreciation and amortization                                                     4,641,620           1,477,595
       Non-cash charge for conversion of debt to equity                                  5,583,717                   -
       Extraordinary loss on extinguishment of debt                                        224,358             234,030
       Write-off of project development costs                                                    -             235,284
       Allowance for doubtful accounts                                                     155,139             103,742
       Landfill closure and post-closure costs                                            (43,967)             137,688
       Changes in assets and liabilities:
          Accounts receivable                                                          (1,806,134)           (393,181)
          Prepaid expenses and other current assets                                        550,387             156,389
          Accounts payable                                                               (523,405)             681,151
          Accrued expenses                                                               3,480,444           (153,168)
          Deferred revenue                                                               (166,685)             207,982
                                                                                 ------------------   -----------------
       Net cash used by continuing operations                                          (1,428,342)           (216,242)
       Net cash used by discontinued operations and restructuring                                -           (491,260)
                                                                                 ------------------   -----------------
          Net cash used by operating activities                                        (1,428,342)           (707,502)
                                                                                 ------------------   -----------------
Cash flows from investing activities:
    Net assets acquired through acquisitions                                          (42,620,301)        (30,835,675)
    Restricted cash and securities                                                           (925)              21,753
    Landfills                                                                          (1,974,946)            (44,953)
    Landfill and other development projects                                              (765,917)            (79,206)
    Buildings, facilities and improvements                                                (79,379)            (23,976)
    Machinery and equipment                                                              (382,722)           (359,817)
    Rolling stock                                                                      (1,053,767)           (777,703)
    Containers                                                                           (820,152)            (39,571)
    Office furniture and equipment                                                       (330,946)           (209,738)
    Deposits for future acquisitions                                                   (2,927,153)           (323,469)
    Intangible assets                                                                    (197,857)             (3,964)
    Other assets                                                                       (1,717,961)           (192,960)
                                                                                 ------------------   -----------------
          Net cash used by investing activities                                       (52,872,026)        (32,869,279)
                                                                                 ------------------   -----------------
Cash flows from financing activities:
    Deferred financing and registration costs                                          (2,998,611)         (1,673,679)
    Repayments of notes payable and long-term debt                                    (20,603,278)        (11,067,475)
    Borrowings from notes payable and long-term debt                                   100,000,000          67,069,466
    Repurchase of common stock                                                         (3,229,057)                   -
    Proceeds from issuance of common stock                                                  65,675               8,445
    Dividends paid on preferred stock                                                            -           (100,765)
                                                                                 ------------------   -----------------
          Net cash provided by financing activities                                     73,234,729          54,235,992
                                                                                 ------------------   -----------------
Increase in cash and cash equivalents                                                   18,934,361          20,659,211
Cash and cash equivalents, beginning of period                                             193,613           2,964,274
                                                                                 ------------------   -----------------
Cash and cash equivalents, end of period                                             $  19,127,974       $  23,623,485
                                                                                 ==================   =================

          See accompanying notes to consolidated financial statements.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                       22



Note  1.  Basis of Presentation

         The accompanying consolidated financial statements of Waste Systems International, Inc. and its subsidiaries ("WSI" or the "Company") include the accounts of the Company after elimination of all significant intercompany accounts and transactions. These consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all
adjustments  (which  include  only  normal  recurring  adjustments)   considered
necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, for the year ended December 31, 1998.

         There have been no significant additions to or changes in accounting policies of the Company since December 31, 1998. For a complete description of the Company's accounting policies, see Note 2 to Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K.

Note  2.  Acquisitions

         During the six months ended June 30, 1999, WSI acquired four collection companies and a landfill in Central Pennsylvania, one collection company in Vermont, one collection company in Central Massachusetts, and two collection companies and a transfer station in Upstate New York. The aggregate cost of the acquisitions was approximately $42.6 million consisting of $40.7 million in cash and $1.9 million in assumed liabilities. See the chart in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Introduction." The acquisitions have combined annual revenues of approximately $13.8 million. The acquisitions have been accounted for using the purchase method of accounting. The purchase prices were allocated to the assets and liabilities of the acquired companies based on their respective fair values at the dates of acquisition as follows: property and equipment of $31.0 million, intangible assets of $10.1 million and other assets of $1.5 million. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $9.6 million has been recorded as goodwill and is being amortized on a straight-line basis over forty years.

         Acquisition integration costs consist of one-time, non-recurring costs, which in the opinion of management have no future value and, therefore, are expensed. Such costs include termination and retention of employees, lease termination costs, costs related to the integration of information systems and costs related to the change of name of the acquired company or business. These charges are estimated and accrued at the time the acquisition is closed. The estimates are reviewed frequently by management and the related operation teams integrating the new acquisitions, and adjusted as required. Acquisition integration costs totaled $462,186 and $270,862 for the three months ended June 30, 1999 and 1998, and $1,006,586 and $590,862 for the six months ended June 30, 1999 and 1998, respectively.

         The following unaudited pro forma financial information presents the combined results of operations of the Company and the aggregate of the acquired entities for the six months ended June 30, 1999 and 1998 as if the acquisitions had occurred as of January 1, 1998 after giving effect to certain adjustments, including amortization of intangibles and additional depreciation of property and equipment. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the aggregate of the acquired entities constituted a single entity during such period.


                                       June 30, 1999              June 30, 1998
                                        (unaudited)                (unaudited)

      Net revenues                     $  21,636,000             $  20,901,000
                                       ==============            ==============

      Loss from operations             $    (997,000)            $  (1,661,000)
                                       ==============            ==============

      Net loss                         $ (12,309,000)            $  (2,938,000)
                                       ==============            ==============

      Basic loss per share             $       (0.92)            $       (0.63)
                                       ==============            ==============


Note  3.      Property and Equipment

Property and equipment are stated at cost and consist of the following;

                                                          June 30,            December 31,
                                                            1999                  1998
                                                        ------------          ------------
   Landfills                                            $ 48,119,152          $ 18,631,409
   Landfill and other development projects                10,644,104             8,778,901
   Buildings, facilities and improvements                  4,598,892             4,701,245
   Machinery and equipment                                 4,691,922             3,038,700
   Rolling stock                                          11,561,793             8,980,626
   Containers                                              5,874,734             4,104,397
   Office furniture and equipment                          1,064,681               713,235
                                                        -------------         -------------
                                                          86,555,278            48,948,513
     Less accumulated depreciation and amortization       (7,437,818)           (4,262,778)
                                                        -------------         -------------

   Property and equipment, net                          $ 79,117,460          $ 44,685,735
                                                        =============         =============


Note  4.      Intangible Assets

Intangible assets consist of the following;

                                                June 30,         December 31,
                                                  1999                1998
                                             -------------      -------------
   Goodwill                                  $ 40,008,752       $ 30,441,948
   Non-compete agreements                       5,321,435          4,333,685
   Customer lists                               4,794,599          3,841,599
   Other                                        1,992,761            713,235
                                             -------------      -------------
                                               52,117,547         39,330,467
      Less accumulated amortization            (2,505,392)        (1,271,093)
                                             -------------      -------------

   Total intangible assets                   $ 49,612,155       $ 38,059,374
                                             =============      =============

Note 5.  Long-term debt and notes payable

         Convertible Subordinated Notes and Conversion into Equity. On May 13, 1998, the Company closed an offering of $60.0 million in 7% Convertible Subordinated Notes (the "Notes" or "7% Subordinated Notes"), which resulted in net proceeds to the Company of approximately $58.3 million. The Notes mature in May 2005, and bear interest at 7.0% per annum, payable semi-annually in arrears on each June 30 and December 31. The Notes and any accrued but unpaid interest are convertible into Common Stock at a conversion price of $10.00 per share. The shares are convertible at the option of the holder at any time and can be mandatorily converted by the Company after May 13, 2000 if the Company's Common Stock closing price equals or exceeds the conversion price of $10.00 per share for a period of 20 consecutive trading days. The Company used the majority of the proceeds from the Notes to repay existing debt of approximately $11.7 million and complete several acquisitions.

         On March 31, 1999, the Company exchanged 2,244,109 shares of the Company's Common Stock for $10,449,000 of the Notes. The exchange price per share of $4.656 was equal to the closing price of the Common Stock as reported by NASDAQ on that date. Interest on the Notes totaling approximately $183,000 was paid in cash.

         In connection with the conversion of debt into equity, the Company issued 1,199,252 shares of Common Stock in excess of the shares that would have been issued if the debt had been converted in accordance with its original terms. The Company recorded a non-cash charge of $5,583,717 attributable to the issuance of these additional shares of Common Stock, which has been offset in consolidated stockholders' equity by the additional deemed proceeds from the issuance of the shares.

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

         On August 3, 1999, the Company entered into a $25 million secured revolving credit facility with The BankNorth Group, N.A. to fund acquisitions and for general working capital purposes. The revolving credit agreement has a term of three years, provides for an interest rate based on LIBOR or Prime, and includes other terms and conditions customary for secured revolving credit facilities.

Note 6.  Common Stock

         Stock Repurchase. With a portion of the proceeds of the Senior Notes discussed above, the Company repurchased approximately 575,000 shares of its common stock from the period March 3, 1999 through May 13, 1999 for an aggregate cost of approximately $3.2 million. These shares were retired upon purchase.

     Private Placement. In August 1999, the Company closed a private placement of its common stock of approximately $16 million at $7 per share.

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

Summary information by segment as of and for the six months ended June 30, 1999 and 1998 is as follows:

                                                                1999                1998
                                                          -------------         -------------
     Central Pennsylvania
         Revenue                                           $  8,106,393         $  1,323,004
         Income (loss) from continuing operations             (110,678)             (309,284)
         EBITDA                                               2,438,763               70,743
         Adjusted EBITDA                                      2,991,808              286,486
         Segment assets                                      78,893,213           26,442,600

     Vermont
         Revenues                                          $  4,726,316         $  4,337,799
         Income (loss) from continuing operations             1,067,141              532,611
         EBITDA                                               2,244,226            1,792,310
         Adjusted EBITDA                                      2,249,356            2,167,428
         Segment assets                                      27,979,932           22,642,005

     Upstate New York
         Revenue                                           $  4,504,461         $         -
         Income (loss) from continuing operations             (437,509)                   -
         EBITDA                                                 139,784                   -
         Adjusted EBITDA                                        412,697                   -
         Segment assets                                      19,293,078                   -

     Central Massachusetts
         Revenue                                           $  2,744,920         $         -
         Income (loss) from continuing operations             (248,168)             (235,464)
         EBITDA                                                  17,039             (235,464)
         Adjusted EBITDA                                        192,537             (470,748)
         Segment assets                                      14,631,695            1,071,931

     Corporate
         Revenue                                           $         -          $        -
         Income (loss) from continuing operations           (2,258,600)           (1,380,790)
         EBITDA                                             (2,208,057)           (1,235,780)
         Adjusted EBITDA                                    (2,208,057)           (1,235,780)
         Segment assets                                     28,438,141            24,048,091

Note  9.  Supplemental disclosures of cash flow information:

     During the six months ended June 30, 1999 and 1998, cash paid for interest was $2,124,672 and $1,472,238, respectively.

     On March 31, 1999, the Company exchanged 2,244,109 shares of the Company's Common Stock for $10,449,000 of its 7% Subordinated Notes. The Company incurred a non-cash charge of $5,583,717 in connection with this conversion of debt into equity.

     In connection with the Company's acquisitions completed from January 1, 1999 through June 30, 1999, the Company acquired property and equipment of approximately $31.0 million, intangible assets of $10.1 million and other assets of $1.5 million. The aggregate cost of the acquisitions was approximately $42.6 million consisting of $40.7 million in cash and $1.9 million in assumed liabilities.

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

Introduction

         Waste Systems is an integrated non-hazardous solid waste management company that provides solid waste collection, recycling, transfer and disposal services to commercial, industrial, residential and municipal customers within certain regional markets in the Northeast and Mid-Atlantic States where it operates. The Company is achieving significant growth by implementing an active acquisition strategy. At June 30, 1999, the Company owned one landfill in Vermont and three landfills in Central Pennsylvania. In addition, the Company has contracted with the Town of South Hadley, Massachusetts to operate that Town's landfill. See the table below detailing the "Estimated Total Remaining Permitted Capacity" and the "Capacity in Permitting Process" for each landfill. The Company also owns four operating transfer stations and has acquired two additional transfer stations that are permitted and are under construction. At June 30, 1999, the Company's collection operations serve a total of approximately 70,000 commercial, industrial, residential and municipal customers in the Central Pennsylvania, Vermont, Upstate New York and Central Massachusetts markets.

        The following table provides certain information regarding the landfills that the Company owns or operates. All information is provided as of June 30, 1999.

Remaining Estimated Permitted Capacity

                                                                     Estimated              Capacity in
                                                                  Total Remaining            Permitting
                                                                Permitted Capacity             Process
Landfill                              Location                    (Cubic Yards)           (Cubic Yards)(1)

Mostoller                             Somerset, PA                    14,200,000                      -
Sandy Run                             Hopewell, PA                     2,783,000                      -
Moretown                              Moretown, VT                     1,390,000                      -
Community Refuse Service, Inc.        Cumberland, PA                   5,541,000
South Hadley(2)                       South Hadley, MA                         -              2,000,000

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

        Expansion Through Acquisitions. During the six months ended June 30, 1999, WSI acquired four collection companies and a landfill in Central Pennsylvania, one collection company in Vermont, one collection company in Central Massachusetts, and two collection companies and a transfer station in Upstate New York. During 1998, the Company completed 34 acquisitions within its 4 current operating regions. The Company intends to continue to expand by acquiring solid waste disposal capacity and collection companies in new and existing markets. In considering new markets, the Company evaluates opportunities to acquire or otherwise control sufficient landfills, transfer stations and collection operations which would enable it to generate an integrated waste stream and achieve the disposal economies of scale necessary to meet its market share and financial objectives. The Company has established criteria, which enable it to evaluate the prospective acquisition opportunity and the target market. Historically, the Company has entered new markets which are adjacent to its existing markets; however, the Company is considering new markets in non-contiguous geographic areas which meet its criteria.

         The following table sets forth the acquisitions completed by the Company through August 9, 1999:

Acquisition                          Month Acquired          Principal Business              Location

Central Pennsylvania Region

B&J Garbage Service                  July 1999               Collection                      Berlin,PA

Pro-Disposal                         April 1999              Collection                      Bellwood, PA

Cumberland Waste Service, Inc        March 1999              Collection                      Cumberland, PA

Community Refuse Service, Inc        March 1999              Landfill                        Shippensburg, PA

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

Sandy Run Landfill                   July 1998               Landfill                        Hopewell, PA

Patterson's Hauling                  May 1998                Collection                      Altoona, PA

Pleasant Valley Hauling              May 1998                Collection                      Altoona, PA

McCardle Refuse Company              May 1998                Collection                      Burham, PA

Horvath Sanitation, Inc.             May 1998                Collection                      Altoona, PA


Vermont Region

B. B. & B. Trucking                  April 1999              Collection                      Burlington, VT

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

CSWD Transfer Station                October 1997            Transfer Station                Williston, VT

The Hartigan Company                 January 1997            Collection                      Stowe, VT

Waitsfield Transfer Station          November 1995           Transfer Station                Waitsfield, VT

Moretown Landfill                    July 1995               Landfill                        Moretown, VT


Upstate New York Region

Palmer Resource Recovery Corp.       May 1999                Transfer Station                Syracuse, NY

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

Sunrise Trucking                     December 1998           Collection                      Spencer, MA

Trashworks                           November 1998           Collection                      Worcester, MA

Mattei-Flynn Trucking, Inc.          August 1998             Collection                      Auburn, MA

Mass Wood Recycling, Inc.            July 1998               Transfer Station                Oxford, MA


Southern New Hampshire/Eastern Massachusetts Region

C&J Trucking Company, Inc.           July 1999               Collection/Transfer Station     Hookset, NH


Baltimore, Maryland/Washington, D.C. Region

Eastern Trans-Waste of
        Maryland, Inc.               July 1999               Collection/Transfer Station     Capitol Heights, MD


Internalization of Waste

        Throughout 1998 and during the six months ended June 30, 1999, the Company increased the amount of waste collected by the Company that was subsequently disposed at Company landfills, and increased the amount of the waste delivered for disposal at the Company's landfills that was collected by the Company. During the six months ended June 30, 1999, 97% of the waste from the Company's Vermont operations was delivered for disposal at the Moretown Landfill and approximately 49% of the waste delivered for disposal at the Moretown Landfill during this period was collected by the Company. In addition, approximately 66% of the waste from the Company's Central Pennsylvania - Altoona division operations was delivered for disposal at the Sandy Run Landfill and approximately 71% of the waste delivered for disposal at the Sandy Run Landfill during this period was collected by the Company. Since the acquisition of Community Refuse, Inc., on March 1, 1999, approximately 95% of the waste from the Company's Central Pennsylvania - Harrisburg division operations was delivered for disposal at the Community Refuse, Inc. landfill and approximately 14% of the waste delivered for disposal at the Community Refuse, Inc. landfill during this period was collected by the Company.


Recent Business Developments

         Acquisitions.

         On August 3, 1999, we completed the acquisition of the assets of C&J Trucking, Inc. and affiliates, with collection operations throughout Eastern Massachusetts and Southern New Hampshire. The acquired assets also include two transfer stations located in Lynn, Massachusetts and Londonderry, New Hampshire, which are initially expected to handle in excess of 1,000 tons of waste per day. On July 1, 1999, we acquired Eastern Trans-Waste of Maryland, Inc., a well-established commercial and industrial collection operation servicing the Baltimore, Maryland and Washington, D.C. region. Its operations include a 53,000 square foot transfer station located in Washington, D.C., which is permitted to operate twenty-four hours per day with no capacity restrictions. As part of its customer base, Eastern Trans-Waste serves the White House and numerous federal agencies. The total purchase price for these acquisitions was approximately $70 million, in cash and stock. The consideration paid to former stockholders of Eastern Trans-Waste of Maryland, Inc. includes 2,678,620 shares of common stock and 894 shares of newly designated Series C Preferred Stock that is automatically convertible, upon stockholder approval, into 1,576,292 shares of common stock, subject to adjustment in the event of a stock dividend, subdivision or combination of Waste Systems' common stock or a capital reorganization, merger or consolidation of Waste Systems or the sale of all or substantially all of Waste Systems' assets. We intend to hold a special meeting of the stockholders before October 30, 1999 to consider and vote on stockholder approval of the Series C conversion.

         The acquisitions are expected to add annualized revenues of approximately $30 million and will be recorded using the purchase method of accounting. As a result, we believe that we are poised to continue our growth in these areas and to enhance our profitability through the implementation of operating efficiencies.

New Revolving Credit Facility

         On August 3, 1999, the Company entered into a $25 million secured revolving credit facility with The BankNorth Group, N.A. to fund acquisitions and for general working capital purposes. The revolving credit agreement has a term of three years, provides for an interest rate based on LIBOR or Prime, and includes other terms and conditions customary for secured revolving credit facilities.

Private Placement of common stock

         In August 1999, the Company closed a private placement of its common stock of approximately $16 million at $7 per share.


Results of Operations

         During the six months ended June 30, 1999, the Company acquired one landfill, eight solid waste collection companies and one transfer station. Because of the relative significance of the acquired business' operations to the Company's financial performance, as well as the acquisitions consummated in 1998, the Company does not believe that its historical financial statements are necessarily indicative of future performance and as a result will affect the comparability of the financial information included herein.

Revenues:

         Revenues represent fees charged to customers for solid waste collection, transfer, recycling and disposal services provided. Revenues for the periods presented in the consolidated statements of operations were derived from the following sources:

                               Three months ended           Six months ended
                                    June 30,                    June 30,
                               1999          1998           1999        1998
                              ------        ------         ------      ------
  Collection                   78.1%         70.5%          81.7%       62.5%
  Landfill                     16.8           4.9           13.7        10.2
  Transfer                      5.1          24.6            4.6        27.3
                              ------        ------         ------      ------
  Total Revenue               100.0%        100.0%         100.0%      100.0%
                              ======        ======         ======      ======

         The increase in collection revenues as a percentage of revenues in the three and six months ended June 30, 1999 compared to the same period in 1998 is due primarily to the acquisition of the collection companies acquired during 1998 and the first six months of 1999. During 1998 and six months ended June 30, 1999, the Company acquired 31 and 8 collection companies, respectively. The increase in the Company's landfill revenues as a percentage of revenues in the three and six months ended June 30, 1999 compared to the same periods in 1998 is due primarily to the acquisition of the Community Refuse Landfill which is accepting significant third party waste.

         Revenues  increased  $7,086,999  or 171% and  $14,421,287,  or 255%, to
$11,219,832 and $20,082,090 for the three and six month periods ended June 30, 1999, respectively. Total revenues for the comparable periods in 1998 were $4,132,833 and $5,660,803. The increase was primarily due to the impact of operations acquired during 1998 and the two quarters ended June 30, 1999. See
Note 2 to the Consolidated Financial Statements. Revenue from acquisitions accounted for approximately $6,500,000 and $12,300,000 of the growth in revenues for the three and six month periods ended June 30, 1999. The balance of the increase is the result of the internal growth within the Vermont and Pennsylvania operations which were the only operations in existence during the periods in 1998. The growth in the Vermont and Pennsylvania operations were due to increased volume and prices at the Vermont landfill and internal growth at both collection operations.

Operating Expenses:

         The following table sets forth, for the periods indicated, certain data derived from the Company's Consolidated Statement of Operations, expressed as a percentage of revenues:

                                                 Three months ended          Six Months ended
                                                       June 30,                 June 30,
                                                  1999         1998          1999         1998
                                                  ----         ----          ----         ----

    Revenues                                     100.0%      100.0%         100.0%        100.0%

    Operating expense                             61.6        53.3           62.2          54.2
    Depreciation and amortization                 25.1        24.3           22.7          24.4
    Acquisition integration costs                  4.1         6.6            5.0          10.4
    Write-off of project development costs           -         5.7              -           4.1
                                                -------      ------        -------      --------
    Total cost of operations                      90.8        89.9           89.9          93.1
                                                -------      ------        -------      --------

    Gross profit                                   9.2        10.1           10.1           6.9

    Selling, general and
         administrative expenses                  18.7        27.2           20.0          31.5
                                                -------      ------         ------       -------

    Loss from operations                          (9.5)      (17.1)          (9.9)        (24.6)

    Royalty and other income (expense), net       (1.3)       (0.0)          (1.4)         (0.3)
    Interest income                                2.5         4.4            2.2           3.7
    Interest expense and financing costs         (34.7)      (25.1)         (29.3)        (26.0)
    Non-cash charge for debt conversion              -           -          (27.7)            -
    Extraordinary item                               -        (5.7)          (1.1)         (4.1)
                                                -------     -------        -------     ---------

    Net loss                                     (43.0)%     (43.5)%        (67.2)%       (51.3)%
                                                ========    ========       ========    ==========


         Operating expenses increased $4,712,705 or 214% and $9,420,241, or 307%, to $6,915,757 and $12,486,873 for the three and six months ended June 30, 1999, respectively. Cost of operations for the comparable periods in 1998 were $2,203,052 and $3,066,632. As a percentage of revenues, operating expenses increased to 61.6% and 62.2% for the three and six months ended June 30, 1999, respectively from 53.3% and 54.2% for the same periods in 1998. Operating expenses increased for both comparable periods in 1999 primarily due to the acquisitions indicated above. The increase in operating expenses as a percentage of revenues was primarily due to the change in revenue mix, with increased revenue coming from collection operations, which typically experience much higher operating expenses than landfill operations. The Company internalizes a significant portion of its waste collected in Vermont and Central Pennsylvania, which significantly reduces costs of operations as a percentage of revenue. The Company's Upstate New York and Central Massachusetts operations consist of only collection and transfer station operations at this time.

         Depreciation and amortization expense includes depreciation of property and equipment over their useful lives using the straight-line method, amortization of goodwill and other intangible assets over their useful lives using the straight-line method, and amortization of landfill development costs using the units-of-production method. Depreciation and amortization expense increased $1,810,628 or 180% and $3,188,900 or 231% for the three and six month periods ended June 30, 1999, to $2,816,513 and $4,569,026 respectively. Depreciation and amortization expense for the comparable periods in 1998 were $1,005,884 and $1,380,126. The increase is the result of increased depreciation costs of the additional assets acquired through acquisition and increased amortization due to substantial increases in intangible assets related to acquisitions. Additionally, amortization of landfill development costs increased as a result of the increase in the amount of waste accepted at the Company's Vermont landfill and the additions of the Sandy Run and Community Refuse, Inc. landfills in Central Pennsylvania. As a percentage of revenues, depreciation and amortization expense increased slightly to 25.1% for the three months ended June 30, 1999 compared with 24.3% for the three months ended June 30, 1998. As a percentage of revenues, depreciation and amortization expense decreased slightly to 22.7% for the six months ended June 30, 1999 compared with 24.4% for the three months ended June 30, 1998.

         Acquisition integration costs consist of one-time, non-recurring costs, which in the opinion of management have no future value and, therefore, are expensed. Such costs include termination and retention of employees, lease termination costs, costs related to the integration of information systems and costs related to the change of name of the acquired company or business. These charges are estimated and accrued at the time the acquisition is closed. The estimates are reviewed frequently by Company management and the related operation teams integrating the new acquisitions and adjusted as required. Acquisition integration costs totaled approximately $462,186 and $270,862 for the three months ended June 30, 1999 and 1998, respectively and approximately $1,006,586 and $590,862 for the six months ended June 30, 1999 and 1998, respectively.

         Selling, general and administrative expenses consist of corporate development activities, marketing and public relations costs, administrative compensation and benefits, legal and accounting and other professional fees as well as other administrative costs and overhead. Selling, general and administrative expenses increased $970,197 or 86% and $2,226,593, or 125% to $2,093,810 and $4,007,419 for the three and six month periods ended June 30, 1999, respectively. Selling, general and administrative expenses for the comparable periods in 1998 were $1,123,613 and $1,780,826. As a percentage of revenues, selling, general and administrative expenses decreased to 18.7% and 20.0% for the three and six months ended June 30, 1999, respectively from 27.2% and 31.5% for the same periods in 1998. The dollar increase was due to efforts by the Company to build an infrastructure to sustain its significant growth through acquisition and to support the several corporate initiatives designed to implement its strategy. The Company expects spending growth to continue moderately through 1999 as the Company continues to implement its growth through acquisition strategy. The decrease as a percentage of revenue was primarily due to the expanded revenue base and related efficiencies, as the Company is able to purchase "tuck-in" acquisitions that increase revenues and improve margins without adding significant administrative costs. The Company anticipates that in future periods its selling, general and administrative expenses should continue to decrease as a percentage of revenue as it leverages its current corporate overhead to revenue growth primarily through acquisitions.

         Interest income increased $95,921 or 52% and $235,278, or 112% to $277,827 and $446,169 for the three and six months ended June 30, 1999, respectively. Interest income for the comparable periods in 1998 were $182,906 and $210,891. The increase was the result of higher average cash and investment balances due to the proceeds from the 11.5% Senior Notes that closed on March 2, 1999. See Note 5 to the Consolidated Financial Statements.

         Interest expense and financing costs, net of capitalized interest costs increased $2,851,746 or 275% and $4,424,168, or 301% to $3,889,939 and
$5,896,406 for the three and six month periods ended June 30, 1999, respectively. Interest expense and financing costs, net of capitalized interest costs for the comparable periods in 1998 were $1,038,193 and $1,472,238. The increase resulted primarily from increased indebtedness incurred in connection with the 11.5% Senior Notes. In addition 1999 results reflect the full impact of the 7% Convertible Subordinated Notes which closed during the second quarter of 1998. See Note 5 to the Consolidated Financial Statements. Interest is capitalized on landfill development costs related to permitting, site preparation, and facility construction during the period that these assets are undergoing activities necessary for their intended use. For the three and six months ended June 30, 1999, the Company capitalized $356,547 and $692,199 of interest costs, respectively. No interest was capitalized for the three and six months ended June 30, 1998.

         Royalty and other income (expense) was ($145,288) and ($277,690) for the three and six month periods ended June 30, 1999, respectively. Royalty and other income (expense) for the comparable periods in 1998 were ($1,324) and ($15,450), respectively. Royalty and other income (expense) primarily relates to the Company's medical waste treatment proprietary technologies. The increase in 1999 was due to travel and professional fees related to an ongoing patent infringement lawsuit discussed in Note 15 to the Consolidated Financial Statements in the Company's Annual Report filed on Form 10-K, for the year ended December 31, 1998.

         The net loss for the six months ended June 30, 1999 includes a non-cash charge of $5,583,717 in connection with the conversion of debt into equity. See
Note 5 to the Consolidated Financial Statements.


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

         The following table sets forth, for the periods indicated, certain data derived from the Company's Consolidated Statement of Operations, to determine EBITDA and Adjusted EBITDA:


                                                 Three months ended                  Six months ended
                                                      June 30,                           June 30,
                                                 1999          1998               1999           1998
                                                 ----          ----               ----           ----

     Loss from operations                    ($ 1,068,433)    ($ 705,862)    ($ 1,987,814)   ($ 1,392,927)

     Depreciation and amortization               2,889,106    1,071,479          4,641,620       1,477,595
                                                 ---------    ---------          ---------       ---------

     EBITDA                                      1,820,673      365,617          2,653,806          84,668

     Write-off of projected development costs            -      235,284                  -         235,284
     Acquisition integration costs                 462,186      270,862          1,006,586         590,862
                                               -----------   ----------      -------------    ------------

     Adjusted EBITDA                          $  2,282,859   $  871,763        $ 3,660,392     $   910,814
                                              ============   ==========        ===========     ===========

     EBITDA as a % of revenue                    16.2%         8.9%               13.2%             1.5%
                                                 =====         ====               =====             ====

     Adjusted EBITDA as a % of revenue           20.3%         21.1%              18.2%            16.1%
                                                 =====         =====              =====            =====


Financial Position

         WSI had approximately $19.1 million in cash as of June 30, 1999. This represents an increase of approximately $18.9 million from December 31, 1998. The Company had working capital of approximately $18.4 million as of June 30, 1999, an increase of approximately $24.9 million from December 31, 1998. This increase was primarily due to the remaining proceeds from the Senior Notes.

         During the six months ended June 30, 1999, WSI acquired four collection companies and a landfill in Central Pennsylvania, one collection company in Vermont, one collection company in Central Massachusetts, and two collection companies and a transfer station in Upstate New York. The aggregate cost of the acquisitions was approximately $42.6 million consisting of $40.7 million in cash and $1.9 million in assumed liabilities. The acquisitions have combined annual revenues of approximately $13.8 million.

         At June 30, 1999, the Company had approximately $7.3 million in trade accounts receivables. The Company has estimated an allowance for doubtful accounts of approximately $0.4 million, which is considered sufficient to cover future bad debts.

         During the six months ended June 30, 1999, the Company devoted substantial resources to various corporate development activities. Additions to property and equipment during the six months ended June 30, 1999 were approximately $37.6 million, which included assets purchased through acquisition of approximately $32.4 million.

Liquidity and Capital Resources

         The Company's business is capital intensive. The Company's capital requirements, which are substantial, include acquisitions, property and equipment purchases and capital expenditures for landfill cell construction, landfill development and landfill closure activities. Principally due to these factors, the Company may incur working capital deficits. The Company plans to meet its capital needs through various financing sources, including internally generated funds and the issuance of equity securities and debt. On May 13, 1998, the Company closed an offering of $60.0 million 7% Convertible Subordinated Notes which resulted in net proceeds to the Company of approximately $58.3 million. On March 2, 1999, the Company completed a private offering of 11 1/2% Senior Notes in the aggregate principal amount of $100 million due January 15, 2006 which resulted in net proceeds to the Company of approximately $97.3 million. On March 31, 1999, the Company completed an exchange offering whereby approximately $10,449,000 of the 7% Convertible Subordinated Notes were exchanged into 2,244,109 shares of its common stock. In August 1999, the Company closed a private placement of its common stock of approximately $16 million at $7 per share. See Footnotes 5 and 6 for further discussion of these items. The Company intends to continue its strategy to aggressively pursue and develop an integrated solid waste management company, primarily through acquisitions. There can be no assurance that additional debt or equity financing will be available, or available on terms acceptable to the Company. Any failure of the Company to obtain required financing would have a material adverse effect on the Company's financial condition and results of operations.

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

        For the six months ended June 30, 1999 the Company used ($1,428,342) for operating activities compared to ($707,502) during the same period in 1998. The decreased cash flow from operations in 1999 was due primarily to increased cost of operations, acquisition integration costs and selling general and administrative expenses which more than offset increased revenues. The remainder of the cash flow decrease was due to changes in the operating assets and liabilities including increased accounts receivable and decreased accounts payable and deferred revenue. These were offset by a decrease in prepaid expenses and increased accrued expenses.

        EBITDA increased by $1,455,056 and $ 2,569,138 during the three and six months ended June 30, 1999 to $1,820,673 and $2,653,806. EBITDA during the comparable periods in 1998 was $365,617 and $84,668. As a percentage of revenue, EBITDA increased to 16.2% and 13.2% during the three and six months ended June 30, 1999 from 8.8% and 1.5% during the same periods in 1998. Adjusted EBITDA increased by $1,411,096 and $2,749,578 during the three and six months ended June 30, 1999 to $2,282,859 and $3,660,392. Adjusted EBITDA during the comparable periods in 1998 was $871,763 and $910,814. As a percentage of revenue, adjusted EBITDA decreased slightly to 20.3% from 21.1% for the three months ended June 30, 1999 compared to the same period in 1998. For the six months ended June 30, 1999, Adjusted EBITDA increased to 18.2% compared with 16.1% during the same period in 1998.

        Net cash used by investing activities during the first six months of 1999 was $52,872,026 compared to $32,869,279 in the same period in 1998. Of the net cash used by investing activities in 1999, approximately $42.6 million was used for the acquisition of landfill, collection and transfer operations. See Footnote 2. Additional capital expenditures of approximately $6.6 million were made to increase operating efficiencies at the Company's existing operations. Other investing activity included the acquisition of various long-term permits necessary to operate the landfills and for long-term prepaid disposal costs.

        The Company's capital expenditures and capital needs for acquisitions have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to complete acquisitions. Total capital expenditures are expected to further increase during 1999 due to acquisitions, ongoing development and construction of the Mostoller and South Hadley Landfills, and construction of transfer stations in Upstate New York and Central Massachusetts.

         Net cash provided by financing activities during the first six months of 1999 was approximately $73.2 million. The primary source of cash was due to the proceeds of approximately $97.3 million, net of expenses, from the $100 million Senior Notes offering. The proceeds were offset by repayment of existing debt of approximately $20.6. In addition, the Company repurchased approximately 575,000 shares of its common stock for approximately $3.2 million.

        The Company had a $10 million line of credit facility with The BankNorth Group, N.A. which was fully drawn as of December 31, 1998. The entire balance was repaid on March 2, 1999 with the proceeds from the Senior Notes and the credit facility was closed. On August 3, 1999, the Company entered into a $25 million line of credit facility with The BankNorth Group, N.A. The term of the new credit facility is three years.

        At June 30, 1999, the Company had approximately $151.7 million of long-term debt.

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


Certain Factors Affecting Future Operating Results

         The following factors, as well as others mentioned in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, (filed March 31, 1999), as amended by Form 10-K/A Amendments Nos. 1 and 2 (filed April 4, 1999 and August 6, 1999, respectively; File No. 000-25998), could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q:

- Our history of losses makes investment in Waste Systems highly speculative; - Our high level of indebtedness could adversely affect our financial health; - Incurring more debt could further exacerbate the risks of our high level of indebtedness; - We may not generate enough cash to service our indebtedness or our other liquidity needs; - We have no control over many factors in our ability to finance planned growth; - Our future success depends upon our ability to manage rapid growth in operations and personnel; - Our future success depends upon our ability to identify, acquire and integrate acquisition targets; - Loss of key executives could affect Waste Systems' ability to achieve our business objectives;
- Failed acquisitions or projects may adversely affect our results of operations and financial condition; - Our business may not succeed due to the highly competitive nature of the solid waste management industry; - Seasonal revenue fluctuations may negatively impact our operations; - The geographic concentration of our operations magnifies the risks to our success; - Potential difficulties in acquiring landfill capacity could increase our costs; - Failure to obtain landfill closure performance bonds and letters of credit may adversely affect our business; - Estimated accruals for landfill closure and post-closure costs may not meet our actual financial obligations; - Environmental and other government regulations impose costs and uncertainty on our operations; - We are exposed to potential liability for environmental damage and regulatory noncompliance; - Our environmental liability insurance may not cover all risks of loss; - Addressing local community concerns about our operations may adversely affect our business; and - Year 2000 problems could have an adverse impact on our business.


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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

         Waste Systems $25 million credit facility has an variable interest rate based on LIBOR or the Prime rate. As interest rates increase in the overall credit market, our interest expense will increase proportionately. In addition, as interest rates increase in the overall market, we may find it difficult to borrow under the credit facility or to enter into other loans to finance our acquisition strategy. We do not believe that our market risk is material to our financial condition and results of operations.

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


Item 2.  Changes in Securities

         In August 1999, the Company closed a private placement of its common stock of approximately $16 million at $7 per share.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the Stockholders of the Company was held on June 14, 1999. The stockholders elected members of the Board of Directors; approved an amendment to the Company's Amended and Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock, par value $0.01 per share, from 30,000,000 shares to 75,000,000; approved an amendment to the Company's Amended and Restated 1995 Stock Option and Incentive Plan increasing the number of authorized shares of Common Stock , par value $0.01 per share, from 3,000,000 shares to 4,000,000 and approved the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the current fiscal year. The number of affirmative, negative and abstained votes cast with respect to each of the matters voted on were as follows:

    The tabulation of votes for the nominees for directors were as follows:


                                                                  For           Against        Withheld
Philip Strauss                                                7,775,089         456,522          11,357
Robert Rivkin                                                 7,775,089         456,522          11,357
Jay Matulich                                                  7,772,839         458,772          11,357
David J. Breazzano                                            7,775,089         456,522          11,357
Charles Johnston                                              7,774,789         456,822          11,357
Judy K. Mencher                                               7,759,489         472,122          11,357
William B. Philipbar                                          7,774,189         457,422          11,357

The tabulation of votes for the Company's other proposals were as follows:

Amendment to the Company's Amended and Restated
Certificate of Incorporation                                  7,553,326         684,455           5,187

Amendment to the Company's Amended and Restated
1995 Stock and Incentive Plan                                 5,208,131         761,619       2,273,218

Selection of KPMG Peat Marwick LLP as auditors                7,780,897         460,412          20,097

Item 5.  Other Information

         None.



Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)      1.  Financial Statements

         The financial statements are listed under Part I, Item 1 of this Report.

         2.  Financial Statement Schedules

         None.

3.       Exhibits

         None.

(B)      Reports on Form 8-K

         During the quarter covered by this report, the Company filed a Current Report on Form 8-K/A dated May 24, 1999 . This Current Report amended an earlier Current Report filed on Form 8-K on March 25, 1999. The Current report is reported on Item 2. Acquisition or Disposition of Assets and on Item 7. Financial Statements and Pro Forma Financial Information and Exhibits. The
Company announced the acquisition of Community Refuse Service, Inc. and Cumberland Waste Services, Inc. (collectively "Community Refuse, Inc. and Affiliate") which are based in Shippensburg, Pennsylvania pursuant to the terms of Stock and Asset Purchase Agreements dated March 11, 1999 by and among Robert
H. Grove, Esther L. Grove, Michael Grove, Timothy Grove, Joseph Grove and Robin Vink and the Company. The Company filed consolidated financial statements for Community Refuse, Inc. and Affiliate as of December 31, 1998 and 1997 (audited). The Company also filed Pro Forma Combined Condensed Statements of Operations for the year ended December 31, 1998 and Combined Condensed Balance Sheet as of December 31, 1998 (unaudited).

SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WASTE SYSTEMS INTERNATIONAL, INC.


  Date: August 13, 1999             By: /s/ Philip Strauss
       ----------------                 -------------------
                                    Philip Strauss
                                    Chairman, Chief Executive Officer and
                                    President
                                    (Principal Executive Officer)


   Date: August 13, 1999           By: /s/ Robert Rivkin
        ----------------               ------------------
                                   Robert Rivkin
                                   Executive Vice President - Acquisitions,
                                   Chief Financial Officer, Secretary, Treasurer
                                   and Director
                                   (Principal Financial and Accounting Officer)