Form 10-Q
period 1999-09-30
WASTE SYSTEMS INTERNATIONAL INC
filed 1999-11-15
CIK 847468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999.
                                       or

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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


         The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of November 12, 1999 was 20,330,946.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                            PAGE

PART I.  Financial Information

   Item 1.  Financial Statements:

            Consolidated Balance Sheets as of September 30,
              1999 and December 31, 1998.                                      1

            Consolidated Statements of Operations for the Three
              and Nine Months Ended September 30, 1999 and 1998.               2

            Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 1999 and 1998.                   3

            Notes to Consolidated Financial Statements.                      4-8

   Item 2.  Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Operations.                9-19

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk        19

PART II.  Other Information

   Item 1.  Legal Proceedings                                                 21
   Item 2.  Changes in Securities                                             21
   Item 3.  Defaults on Senior Securities                                     21
   Item 4.  Submission of Matters to a Vote of Security Holders               21
   Item 5.  Other Information                                                 21
   Item 6.  Exhibits, Financial Statements Schedules and
              Reports on Form 8-K                                             21

Signatures                                                                    23

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                               September 30,         December 31,
                                                                                    1999                 1998
                                                                             -------------------  --------------------
                                                                                (unaudited)
                               Assets
Current assets:
      Cash and cash equivalents                                                   $   2,460,415           $   193,613
      Accounts receivable, less allowance for doubtful accounts of
        $775,841 at September 30, 1999 and $222,028 at
        December 31,1998                                                              9,563,533             5,235,534
      Prepaid expenses and other current assets                                       2,688,672             4,769,285
                                                                             -------------------  --------------------

        Total current assets                                                         14,712,620            10,198,432

Property and equipment, net (Notes 2 and 3)                                         164,536,765            44,685,735
Intangible assets, net (Notes 2 and 4)                                               48,848,823            38,059,374
Other assets                                                                          7,347,062             3,173,158
                                                                             -------------------  --------------------
        Total assets                                                             $  235,445,270         $  96,116,699
                                                                             ===================  ====================


        Liabilities and Stockholders' Equity

Current liabilities:
      Current portion of long-term debt and notes payable (Note 5)                  $   684,370          $  8,259,922
      Accounts payable                                                                7,348,274             3,849,632
      Accrued expenses                                                                9,294,217             2,742,539
      Current portion of landfill closure and post-closure costs                      2,500,000                     -
      Deferred revenue                                                                1,857,666             1,866,128
                                                                             -------------------  --------------------

        Total current liabilities                                                    21,684,527            16,718,221

Long-term debt and notes payable (Note 5)                                           171,958,095            74,861,187
Landfill closure and post-closure costs, and other liabilities                        2,000,005             2,798,597
                                                                             -------------------  --------------------
        Total liabilities                                                           195,642,627            94,378,005
                                                                             -------------------  --------------------

Commitments and Contingencies (Note 7)

Stockholders' equity (Notes 5 and 6):
      Common stock, $.01 par value.  Authorized 75,000,000 shares;
        18,580,621 and 11,718,323 shares issued and outstanding
        at September 30, 1999 and December 31, 1998, respectively                       185,806               117,184
      Preferred Stock $.001 par value Authorized 1,000,000 shares
         Series C Preferred Stock; 1,000 shares  designated,  1,000 and 0 issued and outstanding at September 30, 1999 and December 31,
         1998, respectively.                                                         11,615,000                     -
      Additional paid-in capital                                                     84,774,464            37,810,712
      Accumulated deficit                                                          (56,772,627)          (36,189,202)
                                                                             -------------------  --------------------
        Total stockholders' equity                                                   39,802,643             1,738,694
                                                                             -------------------  --------------------

        Total liabilities and stockholders' equity                               $  235,445,270         $  96,116,699
                                                                             ===================  ====================


             See accompanying notes to consolidated financialstatements.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three months ended September 30,        Nine months ended September 30,
                                                              1999                 1998               1999                  1998
                                                        ----------------      --------------     --------------      ---------------

Revenues                                                   $ 17,393,175         $ 7,009,378       $ 37,475,265         $ 12,670,181

Cost of operations:
     Operating expenses                                      12,658,605           3,765,569         25,145,478            6,832,201
     Depreciation and amortization                            3,525,043           1,343,619          8,094,069            2,723,745
     Acquisition integration costs (Note 2)                   1,371,062             794,811          2,377,648            1,385,673
     Write-off of project development costs                           -                   -                  -              235,284
                                                        ----------------      --------------     --------------      ---------------
        Total cost of operations                             17,554,710           5,903,999         35,617,195           11,176,903
                                                        ----------------      --------------     --------------      ---------------

        Gross profit (loss)                                   (161,535)           1,105,379          1,858,070            1,493,278

Selling, general and administrative expenses                  2,660,717           1,158,924          6,668,136            2,939,750
                                                        ----------------      --------------      -------------      ---------------

         Loss from operations                               (2,822,252)            (53,545)         (4,810,066)          (1,446,472)
                                                        ----------------      --------------      -------------      ---------------

Other income (expense):
     Royalty and other income (expense), net                  (264,410)            (37,120)           (542,100)             (52,570)
     Interest income                                            37,081             225,916             483,250              436,807
     Interest expense and financing costs                   (4,010,028)         (1,252,343)         (9,906,434)          (2,724,581)
     Non-cash charge for debt conversion (Note 5)                    -                   -          (5,583,717)                    -
                                                        ----------------      --------------      -------------      ---------------

         Total other income (expense)                       (4,237,357)         (1,063,547)        (15,549,001)          (2,340,344)
                                                        ----------------      --------------      -------------      ---------------

         Loss before extraordinary item                     (7,059,609)         (1,117,092)        (20,359,067)          (3,786,816)

Extraordinary item - Loss on extinguishment of debt                  -              (3,597)           (224,358)            (237,627)
                                                        ----------------      --------------      -------------      ---------------

         Net loss                                           (7,059,609)         (1,120,689)        (20,583,425)          (4,024,443)

Preferred stock dividends                                            -             410,837                   -              887,869
                                                        ----------------      --------------      -------------      ---------------

         Net loss available for common shareholders        $(7,059,609)        $(1,531,526)       $(20,583,425)        $ (4,912,312)
                                                        ================      ==============      =============      ===============

Basic net loss per share:
     Loss from continuing operations                         $   (0.40)          $   (0.12)         $    (1.37)           $   (0.64)
     Extraordinary item                                          (0.00)              (0.00)              (0.02)               (0.04)
                                                        ----------------      --------------     --------------      ---------------

Basic net loss per share                                         (0.40)          $   (0.12)         $    (1.39)           $   (0.68)
                                                        ================      ==============      =============      ===============

Weighted average number of shares used in
     Computation of basic net loss per share                 17,586,589           9,439,810         14,818,688            5,930,765
                                                        ================      ==============     ==============      ===============



            See accompanying notes to consolidated financial statements.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    Nine months ended September 30,
                                                                                       1999                 1998
                                                                                 ------------------   -----------------

Cash flows from operating activities:
    Net loss                                                                        $ (20,583,425)       $ (4,024,443)
    Adjustments to reconcile net loss to net cash provided (used) by operating activities:
       Depreciation and amortization                                                     8,215,971           2,769,147
       Amortization of deferred financing costs                                            492,920             170,675
       Non-cash charge for conversion of debt to equity                                  5,583,717                   -
       Extraordinary loss on extinguishment of debt                                        224,358             237,627
       Write-off of project development costs                                                    -             235,284
       Issuance of common stock for services                                                     -              12,500
       Allowance for doubtful accounts                                                     225,575             219,643
       Landfill closure and post-closure costs                                             493,249           1,081,315
       Changes in assets and liabilities:
          Accounts receivable                                                          (2,282,037)           (893,400)
          Prepaid expenses and other current assets                                      3,327,804         (1,160,050)
          Accounts payable                                                                 513,645           1,085,369
          Accrued expenses                                                               5,205,388             997,775
          Deferred revenue                                                               (583,560)             323,267
                                                                                 ------------------   -----------------
          Net cash provided (used) by operating activities                                 833,605           1,054,709
                                                                                 ------------------   -----------------
Cash flows from investing activities:
    Net assets acquired through acquisitions                                          (84,063,076)        (55,789,458)
    Restricted cash and securities                                                         (9,924)             214,588
    Landfills                                                                          (5,053,902)         (2,612,573)
    Landfill and other development projects                                            (5,270,428)            (85,453)
    Buildings, facilities and improvements                                               (764,141)           (447,248)
    Machinery and equipment                                                            (1,492,958)           (508,477)
    Rolling stock                                                                      (1,827,179)           (980,527)
    Containers                                                                           (989,446)           (329,054)
    Office furniture and equipment                                                       (527,222)           (292,950)
    Intangible assets                                                                  (1,998,376)           (150,000)
    Other assets                                                                       (1,664,980)         (1,200,128)
                                                                                 ------------------   -----------------
          Net cash used by investing activities                                      (103,641,629)        (62,181,280)
                                                                                 ------------------   -----------------
Cash flows from financing activities:
    Deferred financing and registration costs                                          (3,890,729)         (1,971,021)
    Repayments of notes payable and long-term debt                                    (21,075,104)        (15,018,631)
    Borrowings from notes payable and long-term debt                                   117,500,000          78,949,857
    Repurchase of common stock                                                         (3,229,057)                   -
    Proceeds from the exercise of common stock options                                      91,500              40,406
    Proceeds from private placement of common stock                                     15,678,216                   -
    Dividends paid on preferred stock                                                            -           (887,869)
                                                                                 ------------------   -----------------

          Net cash provided by financing activities                                    105,074,826          61,112,742
                                                                                 ------------------   -----------------
Increase in cash and cash equivalents                                                    2,266,802            (13,829)
Cash and cash equivalents, beginning of period                                             193,613           2,964,274
                                                                                 ------------------   -----------------
Cash and cash equivalents, end of period                                              $  2,460,415        $  2,950,445
                                                                                 ==================   =================

             See accompanying notes to consolidated financial statements.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    23



Note  1.  Basis of Presentation

         The accompanying consolidated financial statements of Waste Systems International, Inc. and its subsidiaries ("WSI" or the "Company") include the accounts of the Company after elimination of all significant intercompany accounts and transactions. These consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all
adjustments  (which  include  only  normal  recurring  adjustments)   considered
necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, for the year ended December 31, 1998.

         There have been no significant additions to or changes in accounting policies of the Company since December 31, 1998. For a complete description of the Company's accounting policies, see Note 2 to Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K.

Note  2.  Acquisitions

         During the nine months ended September 30, 1999, WSI acquired five collection companies and a landfill in Central Pennsylvania, one collection company in Vermont, two collection companies, two transfer stations and a paper recycling plant in Eastern New England, two collection companies and a transfer station in Upstate New York and a collection company and transfer station in the Baltimore, Maryland/Washington D.C region. The aggregate cost of the acquisitions was approximately $113.0 million consisting of approximately $72.7 million in cash, $19.3 million in common stock, $11.6 million in Series C Preferred Stock and $9.4 million in assumed liabilities. See the chart in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Introduction." The acquisitions have combined annual revenues of approximately $42.0 million. The acquisitions have been accounted for using the purchase method of accounting. The purchase prices were allocated to the assets and liabilities of the acquired companies based on their respective fair values at the dates of acquisition as follows: property and equipment of approximately $99.3 million, intangible assets of $11.0 million and other assets of $2.7 million. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $9.8 million has been recorded as goodwill and is being amortized on a straight-line basis over forty years.

         Acquisition integration costs consist of one-time, non-recurring costs, which in the opinion of management have no future value and, therefore, are expensed. Such costs include termination and retention of employees, lease termination costs, costs related to the integration of information systems and costs related to the change of name of the acquired company or business. These charges are estimated and accrued at the time the acquisition is closed. The estimates are reviewed frequently by management and the related operation teams integrating the new acquisitions, and adjusted as required. Acquisition integration costs totaled $1,371,062 and $794,811 for the three months ended September 30, 1999 and 1998, and $2,377,648 and $1,385,673 for the nine months ended September 30, 1999 and 1998, respectively.

         The following unaudited pro forma financial information presents the combined results of operations of the Company and the aggregate of the acquired entities for the nine months ended September 30, 1999 and 1998 as if the acquisitions had occurred as of January 1, 1998 after giving effect to certain adjustments, including amortization of intangibles and additional depreciation of property and equipment. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the aggregate of the acquired entities constituted a single entity during such period.



                                        September 30, 1999    September 30, 1998
                                           (unaudited)             (unaudited)

        Net revenues                     $   53,231,949           $  52,181,445

        Loss from operations             $  (2,087,516)           $  (2,444,877)

        Net loss                         $ (17,860,875)           $  (5,022,848)

        Basic loss per share             $       (1.21)           $       (0.85)


Note  3.      Property and Equipment

Property and equipment are stated at cost and consist of the following;

                                                September 30,       December 31,
                                                     1999              1998
    Landfills                                    $ 49,568,129      $ 18,631,409
    Landfill and other development projects        16,904,508         8,778,901
    Buildings, facilities and improvements         75,706,194         4,701,245
    Machinery and equipment                         6,990,458         3,038,700
    Rolling stock                                  14,888,175         8,980,626
    Containers                                      9,268,213         4,104,397
    Office furniture and equipment                  1,305,957           713,235
                                                  175,061,613        48,948,513
      Less accumulated depreciation and
           amortization                           (10,094,869)       (4,262,778)
                                                 -------------     -------------
    Property and equipment, net                  $164,536,765      $ 44,685,735


Note  4.      Intangible Assets

Intangible assets consist of the following;

                                                September 30,       December 31,
                                                    1999                1998
    Goodwill                                    $ 40,726,976       $ 30,441,948
    Non-compete agreements                         5,792,435          4,333,685
    Customer lists                                 4,817,599          3,841,599
    Other                                            722,161            713,235
                                                  52,059,171         39,330,467
       Less accumulated amortization              (3,210,348)        (1,271,093)
                                                -------------      -------------
       Total intangible assets                  $ 48,848,823       $ 38,059,374


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

         Senior Notes Offering and Debt Repayment. On March 2, 1999, the Company completed a private placement of $100.0 million of 11.5% Senior Notes (the "Senior Notes") and warrants to purchase an aggregate of 1,500,000 shares of the Company's common stock at an exercise price of $6.25 per share (the "Warrants"). The Senior Notes mature on January 15, 2006 and bear interest at 11.5% per annum, payable semi-annually in arrears on each January 15 and July 15, subject to prepayment in certain circumstances. The interest rate on the Senior Notes is subject to adjustment upon the occurrence of certain events as provided in the Indenture for the Senior Notes offering. The Senior Notes may be redeemed at the option of the Company after March 2, 2003 at redemption prices set forth in the Senior Notes Indenture, together with accrued and unpaid interest. The Warrants are exercisable from September 2, 1999, through March 2, 2004. The number of shares for which, and the price per share at which, a Warrant is exercisable, are subject to adjustment upon the occurrence of certain events as provided in the Warrant Agreement. The net proceeds to the Company, after deducting the discount to the initial purchaser and related issuance costs, was approximately $97.3 million. The Company used a portion of the proceeds from the Senior Notes to repay existing debt of approximately $20.6 and to complete several acquisitions.

         Credit Facility. On August 3, 1999, the Company entered into a $25 million secured revolving credit facility with The BankNorth Group, N.A. to fund acquisitions and for general working capital purposes. The revolving credit agreement has a term of three years, provides for an interest rate based on LIBOR or Prime, and includes other terms and conditions customary for secured revolving credit facilities. At September 30, 1999 the Company had borrowed $17,500,000 against the credit facility.

Note 6.  Common Stock

         Stock Repurchase. With a portion of the proceeds of the Senior Notes discussed above, the Company repurchased approximately 575,000 shares of its common stock from the period March 3, 1999 through May 13, 1999 for an aggregate cost of approximately $3.2 million. These shares were retired upon purchase.

         Private Placement. In August 1999, the Company issued 2,239,745 shares of its common stock at $7 per share in a private placement for proceeds totaling $15,678,216 which were used for acquisitions.

         Series C Preferred Stock. As a part of an acquisition completed in July 1999, the Company authorized and issued 1,000 shares of Series C Preferred Stock at $11,615 per share or $11,615,000 total. In accordance with the terms of the issuance, on October 21, 1999, a special shareholders meeting was held and each share of the Series C Preferred Stock was converted into 1,763 shares of common stock or 1,763,000 total.

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

         The Company has environmental impairment liability insurance policies at each of its operating landfills which covers claims for sudden or gradual onset of environmental damage. If the Company were to incur liability for environmental damage in excess of its insurance limits, its financial condition, results of operations and liquidity could be adversely affected. The Company carries a comprehensive general liability insurance policy which management considers adequate at this time to protect its assets and operations from other risks.

         None of the Company's landfills is currently connected with the Superfund National Priorities List or potentially responsible party issues.

         The Company is party to pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's management, after consultation with outside legal counsel, is of the opinion that the expected final outcome should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Note  8.   Segment Information

         The Company manages its business segments primarily on a regional basis. The Company's reportable segments are comprised of Central Pennsylvania, Vermont, Eastern New England, Baltimore Maryland/Washington DC and Upstate New York. The accounting policies of the various segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 2 in the Company's 1998 Annual Report of Form 10-K. The Company evaluates the performance of its segments based on revenues, operating income (loss), EBITDA and Adjusted EBITDA, as further described in Note 18 in the Company's 1998 Annual Report of Form 10-K.

Summary information by segment as of and for the nine months ended September 30, 1999 and 1998 is as follows:

                                                                1999                     1998
     Central Pennsylvania
         Revenue                                          $  12,457,983            $  4,048,317
         Income (loss) from continuing operations             (283,955)                  54,461
         EBITDA                                               3,884,658               1,007,528
         Adjusted EBITDA                                      4,623,917               1,429,927
         Segment assets                                      82,618,495              44,102,354

     Vermont
         Revenues                                          $  7,310,568            $  7,450,404
         Income (loss) from continuing operations             1,569,144               1,152,101
         EBITDA                                               3,471,992               2,816,599
         Adjusted EBITDA                                      3,477,124               3,222,693
         Segment assets                                      28,382,021              25,912,608

     Eastern New England
         Revenue                                           $  9,305,242            $    741,083
         Income (loss) from continuing operations           (1,178,483)               (157,077)
         EBITDA                                               (315,357)                (93,775)
         Adjusted EBITDA                                        375,961                 191,189
         Segment assets                                      59,650,306              11,110,676

     Baltimore, MD/Washington D.C.
         Revenue                                           $  1,679,228            $          -
         Income (loss) from continuing operations             (437,222)                       -
         EBITDA                                               (158,653)                       -
         Adjusted EBITDA                                        229,428                       -
         Segment assets                                      39,144,201                  19,685

     Upstate New York
         Revenue                                           $  6,722,244             $   430,377
         Income (loss) from continuing operations           (1,061,532)               (464,421)
         EBITDA                                               (139,284)               (419,543)
         Adjusted EBITDA                                        414,574                  87,957
         Segment assets                                      19,501,890               6,383,982

     Corporate
         Revenue                                          $          -             $         -
         Income (loss) from continuing operations           (3,418,018)             (2,031,536)
         EBITDA                                             (3,337,451)             (1,988,134)
         Adjusted EBITDA                                    (3,337,451)             (1,988,134)
         Segment assets                                       6,148,357               3,152,315


Note  9.  Supplemental disclosures of cash flow information:

     During the nine months ended September 30, 1999 and 1998, cash paid for interest was $7,030,574 and $1,539,738, respectively.

     On March 31, 1999, the Company issued 2,244,109 shares of the Company's Common Stock in exchange for $10,449,000 of its 7% Subordinated Notes. The Company incurred a non-cash charge of $5,583,717 in connection with this conversion of debt into equity. See Note 5.

     In connection with the Company's acquisitions completed from January 1, 1999 through September 30, 1999, the Company acquired property and equipment of approximately $99.3 million, intangible assets of $11.0 million and other assets of $2.7 million. The aggregate cost of the acquisitions was approximately $113.0 million consisting of approximately $72.7 million in cash, $19.3 million in common stock, $11.6 million in newly issued Series C Preferred Stock and $9.4 million in assumed liabilities.

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

Introduction

         Waste  Systems  International  Inc.  ("WSI"  or  "the  Company")  is an
integrated non-hazardous solid waste management company that provides solid waste collection, recycling, transfer and disposal services to commercial, industrial, residential and municipal customers within certain regional markets in the Northeast and Mid-Atlantic States where it operates. The Company is achieving significant growth by implementing an active acquisition strategy. At September 30, 1999, the Company owned one landfill in Vermont and three landfills in Central Pennsylvania. In addition, the Company has contracted with the Town of South Hadley, Massachusetts to operate that Town's landfill. See the table below detailing the "Estimated Total Remaining Permitted Capacity" and the "Capacity in Permitting Process" for each landfill. The Company also owns seven operating transfer stations and has acquired two additional transfer stations that are permitted and are under construction. At September 30, 1999, the Company's collection operations serve a total of approximately 73,000 commercial, industrial, residential and municipal customers in Central Pennsylvania, Vermont, Upstate New York, Eastern New England and Baltimore Maryland/Washington DC.

        The following table provides certain information regarding the landfills that the Company owns or operates. All information is provided as of September 30, 1999.

Remaining Estimated Permitted Capacity

                                                                     Estimated               Capacity in
                                                                  Total Remaining            Permitting
                                                                Permitted Capacity             Process
Landfill                              Location                    (Cubic Yards)           (Cubic Yards)(1)

Mostoller                             Somerset, PA                    14,200,000                        -
Sandy Run                             Hopewell, PA                     2,785,000                        -
Moretown                              Moretown, VT                     1,319,000                        -
Community Refuse Service, Inc.        Cumberland, PA                   5,289,000
South Hadley(2)                       South Hadley, MA                         -                2,000,000

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


        Expansion Through Acquisitions. During the nine months ended September 30, 1999, WSI acquired five collection companies and a landfill in Central Pennsylvania, one collection company in Vermont, two collection companies, two transfer stations and a paper recycling plant in Eastern New England, two collection companies and a transfer station in Upstate New York and a collection company and transfer station in the Baltimore, Maryland/Washington D.C region. During 1998, the Company completed 34 acquisitions within its five current operating regions. The Company intends to continue to expand by acquiring solid waste disposal capacity and collection companies in new and existing markets. In considering new markets, the Company evaluates opportunities to acquire or otherwise control sufficient landfills, transfer stations and collection operations which would enable it to generate an integrated waste stream and achieve the disposal economies of scale necessary to meet its market share and financial objectives. The Company has established criteria, which enable it to evaluate the prospective acquisition opportunity and the target market.
Historically, the Company has entered new markets which are adjacent to its existing markets; however, the Company is considering new markets in non-contiguous geographic areas which meet its criteria.

         The following table sets forth the acquisitions completed by the Company through November 12, 1999:

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

CSWD Transfer Station                October 1997            Transfer Station                Williston, VT

The Hartigan Company                 January 1997            Collection                      Stowe, VT

Waitsfield Transfer Station          November 1995           Transfer Station                Waitsfield, VT

Moretown Landfill                    July 1995               Landfill                        Moretown, VT


Eastern New England Region

C&J Trucking, Inc. and               July 1999               Collection/Transfer Station     Lynn, MA/
         affiliates                                                                           Londonderry, NH

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

Trashworks                           November 1998           Collection                      Worcester, MA

Mattei-Flynn Trucking, Inc.          August 1998             Collection                      Auburn, MA

Mass Wood Recycling, Inc.            July 1998               Transfer Station                Oxford, MA


Baltimore, Maryland/Washington, D.C. Region

Eastern Trans-Waste of
        Maryland, Inc.               July 1999               Collection/Transfer Station     Capitol Heights, MD/
                                                                                             Washington, DC


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

Costello's Trash Removal             September 1998          Collection                      Cazenovia, NY

Bliss Rubbish Removal, Inc.          September 1998          Collection/Transfer Station     Camden, NY

Besig & Sons                         September 1998          Collection                      Westmoreland, NY

Larry Baker Disposal, Inc.           September 1998          Collection                      Oneida, NY


Internalization of Waste

        Throughout 1998 and during the nine months ended September 30, 1999, the Company increased the amount of waste collected by the Company that was subsequently disposed at Company landfills, and increased the amount of the waste delivered for disposal at the Company's landfills that was collected by the Company. During the nine months ended September 30, 1999, nearly 100% of the waste from the Company's Vermont operations was delivered for disposal at the Moretown Landfill and approximately 41% of the waste delivered for disposal at the Moretown Landfill during this period was collected by the Company. In addition, approximately 65% of the waste from the Company's Central Pennsylvania
- Altoona division operations was delivered for disposal at the Sandy Run Landfill and approximately 70% of the waste delivered for disposal at the Sandy Run Landfill during this period was collected by the Company. Since the acquisition of Community Refuse, Inc., on March 1, 1999, approximately 93% of the waste from the Company's Central Pennsylvania - Harrisburg division operations was delivered for disposal at the Community Refuse, Inc. landfill and approximately 19% of the waste delivered for disposal at the Community Refuse, Inc. landfill during this period was collected by the Company. During the third quarter, the Company acquired Eastern Trans-Waste of Maryland, Inc. and C&J Trucking Company, Inc. and Affiliates. For the quarter ended September 30, 1999, Eastern Trans-Wastes disposed of approximately 26% of its waste at the Community Refuse, Inc. landfill. C&J Trucking Company, Inc. disposed of approximately 3% of its waste at the Community Refuse, Inc. landfill. It is management's intentions to fully internalize these operations with WSI owned landfills over the next several quarters, including the Mostoller landfill which is expected to open up in December 1999.

Recent Business Developments

         Acquisitions.

         In July 1999, the Company acquired Eastern Trans-Waste of Maryland, Inc., a well-established commercial and industrial collection operation servicing the Baltimore, Maryland and Washington, D.C. region. Its operations include a 53,000 square foot transfer station located in Washington, D.C., which is permitted to operate twenty-four hours per day with no capacity restrictions. As part of its customer base, Eastern Trans-Waste serves the White House and numerous federal agencies. Also in July 1999, the Company completed the acquisition of the assets of C&J Trucking, Inc. and affiliates, with collection operations throughout Eastern Massachusetts and Southern New Hampshire. The acquired assets also include two transfer stations located in Lynn, Massachusetts and Londonderry, New Hampshire, which are initially expected to handle in excess of 1,000 tons of waste per day. The total purchase price for these acquisitions was approximately $70 million, in cash, stock and assumed liabilities.

         The   acquisitions   are  expected  to  add   annualized   revenues  of
approximately $28 million and were recorded using the purchase method of accounting. As a result, we believe that we are poised to continue our growth in these areas and to enhance our profitability through the implementation of operating efficiencies and internalization of waste.

New Revolving Credit Facility

         On August 3, 1999, the Company entered into a $25 million secured revolving credit facility with The BankNorth Group, N.A. to fund acquisitions and for general working capital purposes. The revolving credit agreement has a term of three years, provides for an interest rate based on LIBOR or Prime, and includes other terms and conditions customary for secured revolving credit facilities. As of September 30, 1999 the company had borrowed $17,500,000 under the facility.

Private Placement of common stock

In August 1999, the Company issued 2,239,745 shares of its common stock at $7 per share in a private placement for proceeds totaling $15,678,216. The proceeds were used for acquisitions.


Results of Operations

         During the nine months ended September 30, 1999, the Company acquired one landfill, eleven solid waste collection companies and four transfer stations. Because of the relative significance of the acquired business' operations to the Company's financial performance, as well as the acquisitions consummated in 1998, the Company does not believe that its historical financial statements are necessarily indicative of future performance and as a result will affect the comparability of the financial information included herein.

Revenues:

         Revenues represent fees charged to customers for solid waste collection, transfer, recycling and disposal services provided. Revenues for the periods presented in the consolidated statements of operations were derived from the following sources:

                                           Three months ended                   Nine months ended
                                               September 30,                       September 30,
                                            1999            1998                 1999         1998
         Collection                         70.6%           47.6%                74.6%        39.1%
         Landfill                           13.6            35.5                 15.0         39.4
         Transfer                           15.8            16.9                 10.4         21.5
                                           ------          ------               ------       ------
         Total Revenue                     100.0%          100.0%               100.0%       100.0%

         The increase in collection revenues as a percentage of revenues in the three and nine months ended September 30, 1999 compared to the same period in 1998 is due primarily to the acquisition of the collection companies acquired during 1998 and the first nine months of 1999. During 1998 and the nine months ended September 30, 1999, the Company acquired 31 and 11 collection companies, respectively. The increase in the Company's transfer station revenues as a percentage of revenues in the three ended September 30, 1999 compared to the nine months ended September 30, 1999 is due primarily to the acquisitions of the Eastern Trans-Waste of Maryland, Inc. and C&J Trucking, Inc. and affiliates transfer stations.

         Revenues  increased  $10,383,797 or 148% and  $24,805,084,  or 196%, to
$17,393,175 and $37,475,265 for the three and nine months ended September 30, 1999, respectively. Total revenues for the comparable periods in 1998 were $7,009,378 and $12,670,181. The increase was primarily due to the impact of operations acquired during 1998 and the nine months ended September 30, 1999. See Note 2 to the Consolidated Financial Statements.


Operating Expenses:

         The following table sets forth, for the periods indicated, certain data derived from the Company's Consolidated Statement of Operations, expressed as a percentage of revenues:

                                            Three months ended              Nine months ended
                                               September 30,                   September 30,
                                              1999        1998               1999         1998

 Revenues                                    100.0%      100.0%             100.0%        100.0%

 Operating expense                            72.8        53.7               67.1          53.9
 Depreciation and amortization                20.3        19.2               21.6          21.5
 Acquisition integration costs                 7.9        11.3                6.3          10.9
 Write-off of project development costs          -           -                  -           1.9

Total cost of operations                     101.0        84.2               95.0          88.2

 Gross profit                                 (1.0)       15.8                5.0          11.8

 Selling, general and
   administrative expenses                    15.3        16.5               17.8          23.2

 Loss from operations                        (16.3)       (0.7)             (12.8)        (11.4)

 Royalty and other income (expense), net      (1.5)       (0.5)              (1.4)         (0.4)
 Interest income                               0.2         3.2                1.3           3.4
 Interest expense and financing costs        (23.1)      (17.9)             (26.4)        (21.5)
 Non-cash charge for debt conversion             -           -              (14.9)            -
 Extraordinary item                              -        (0.1)              (0.6)         (1.9)

 Net loss                                    (40.7)%     (16.0)%            (54.8)%       (31.8)%


         Operating expenses increased $8,893,036 or 236% and $18,313,277, or 268%, to $12,658,605 and $25,145,478 for the three and nine months ended September 30, 1999, respectively. Cost of operations for the comparable periods in 1998 were $3,765,569 and $6,832,201. As a percentage of revenues, operating expenses increased to 72.8% and 67.1% for the three and nine months ended September 30, 1999, respectively from 53.7% and 53.9% for the same periods in 1998. Operating expenses increased for both comparable periods in 1999 primarily due to the acquisitions indicated above. The increase in operating expenses as a percentage of revenues was primarily due to the change in revenue mix, with increased revenue coming from collection operations, which typically experience much higher operating expenses than landfill operations. The Company internalizes a significant portion of its waste collected in Vermont and Central Pennsylvania, which significantly reduces costs of operations as a percentage of revenue. The Company's Upstate New York, Eastern New England and Baltimore, Maryland/Washington DC operations consist of only collection and transfer station operations at this time. It is management's intention to fully internalize the waste from these operations with WSI owned landfills, including the Mostoller landfill expected to open in December 1999, over the next several quarters, which will significantly reduce the operating expenses as a percentage of revenue.

         Depreciation and amortization expense includes depreciation of property and equipment over their useful lives using the straight-line method, amortization of goodwill and other intangible assets over their useful lives using the straight-line method, and amortization of landfill development costs using the units-of-production method. Depreciation and amortization expense increased $2,181,424 or 162% and $5,370,324 or 197% for the three and nine month periods ended September 30, 1999, to $3,525,043 and $8,094,069 respectively. Depreciation and amortization expense for the comparable periods in 1998 were $1,343,619 and $2,723,745. The increase is the result of increased depreciation and amortization costs of the additional assets acquired through acquisitions. Additionally, amortization of landfill development costs increased as a result of the increase in the amount of waste accepted at the Company's Vermont landfill and the additions of the Sandy Run and Community Refuse, Inc. landfills in Central Pennsylvania. As a percentage of revenues, depreciation and amortization expense increased to 20.3% and 21.6% for the three and nine months ended September 30, 1999 compared with 19.2% and 21.5% for the comparable periods in 1998.

         Acquisition integration costs consist of one-time, non-recurring costs, which in the opinion of management have no future value and, therefore, are expensed. Such costs include termination and retention of employees, lease termination costs, costs related to the integration of information systems and costs related to the change of name of the acquired company or business. These charges are estimated and accrued at the time the acquisition is closed. The estimates are reviewed frequently by Company management and the related operation teams integrating the new acquisitions and adjusted as required. Acquisition integration costs totaled $1,371,062 and $794,811 for the three months ended September 30, 1999 and 1998, respectively and $2,377,648 and $1,385,673 for the nine months ended September 30, 1999 and 1998, respectively.

         Selling, general and administrative expenses consist of corporate development activities, marketing and public relations costs, administrative compensation and benefits, legal and accounting and other professional fees as well as other administrative costs and overhead. Selling, general and administrative expenses increased $1,501,793 or 130% and $3,728,386, or 127% to $2,660,717 and $6,668,136 for the three and nine month periods ended September 30, 1999, respectively. Selling, general and administrative expenses for the comparable periods in 1998 were $1,158,924 and $2,939,750. As a percentage of revenues, selling, general and administrative expenses decreased to 15.3% and 17.8% for the three and nine months ended September 30, 1999, respectively from 16.5% and 23.2% for the same periods in 1998. The dollar increase was due to efforts by the Company to build an infrastructure to sustain its significant growth through acquisition and to support corporate initiatives designed to implement its strategy. The Company expects spending growth to continue moderately through 1999 as the Company continues to implement its growth through acquisition strategy. The decrease as a percentage of revenue was primarily due to the expanded revenue base and related efficiencies, as the Company is able to purchase "tuck-in" acquisitions that increase revenues and improve margins without adding significant administrative costs. The Company anticipates that in future periods its selling, general and administrative expenses should continue to decrease as a percentage of revenue as it leverages its current corporate overhead to revenue growth primarily through acquisitions.

         Interest income decreased ($188,835) or 83.6% to $37,081 for the three months ended September 30, 1999 from $225,916 during the same period in 1998. Interest income increased $46,443, or 10.6% to $483,250 for the nine months ended September 30, 1999 from $436,807 during the same period in 1998. The increase for the nine months ended September 30, 1999 was the result of higher average cash and investment balances during the first half of the year. The remaining proceeds from the $100 million Senior Notes were used to complete the acquisitions in the third quarter which lead to the reduction of interest income for the three months ended September 30, 1999.

         Interest expense and financing costs, net of capitalized interest costs increased $2,757,685 or 220% and $7,181,853, or 264% to $4,010,028 and
$9,906,434 for the three and nine month periods ended September 30, 1999, respectively. Interest expense and financing costs, net of capitalized interest costs for the comparable periods in 1998 were $1,252,343 and $2,724,581. The increase resulted primarily from increased indebtedness incurred in connection with the 11.5% Senior Notes. In addition 1999 results reflect the full impact of the 7% Convertible Subordinated Notes which closed during the second quarter of 1998 and the increased borrowing from The BankNorth Group. See Note 5 to the Consolidated Financial Statements. Interest is capitalized on landfill development costs related to permitting, site preparation, and facility construction during the period that these assets are undergoing activities necessary for their intended use. For the three and nine months ended September 30, 1999, the Company capitalized $369,237 and $1,061,437 of interest costs, respectively. No interest was capitalized for the three and nine months ended September 30, 1998.

         Royalty and other income (expense) was ($264,410) and ($542,100) for the three and nine month periods ended September 30, 1999, respectively. Royalty and other income (expense) for the comparable periods in 1998 were ($37,120) and ($52,570), respectively. Royalty and other income (expense) primarily relates to the Company's medical waste treatment proprietary technologies. The increase in 1999 was due to travel and professional fees related to an ongoing patent infringement lawsuit discussed in Note 15 to the Consolidated Financial Statements in the Company's Annual Report filed on Form 10-K, for the year ended December 31, 1998.

         The net loss for the nine months ended September 30, 1999 includes a non-cash charge of $5,583,717 in connection with the conversion of debt into equity. See Note 5 to the Consolidated Financial Statements.


EBITDA:

         EBITDA is defined as operating income from continuing operations plus depreciation and amortization, which includes depreciation and amortization included in selling, general and administrative expenses. EBITDA does not represent, and should not be considered as an alternative, to net income or cash flow from operating activities, each as determined in accordance with generally accepted accounting principles ("GAAP"). Moreover, EBITDA does not necessarily indicate whether cash flow will be sufficient for such items as working capital, capital expenditures, or to react to changes in the Company's industry or to the economy in general. The Company believes that EBITDA is a measure commonly used by lenders and certain investors to evaluate a company's performance in the solid waste industry. The Company also believes that EBITDA data may help to understand the Company's performance because such data may reflect the Company's ability to generate cash flows, which is an indicator of its ability to satisfy its debt service, capital expenditures and working capital requirements. However, functional or legal requirements may require the conservation of funds for uses other than those previously described. Because EBITDA is not calculated by all companies and analysts in the same fashion, investors should consider, among other factors: the non-GAAP nature of EBITDA; actual cash flows; the actual availability of funds for debt service, capital expenditures and working capital; and the comparability of the Company's EBITDA data to similarly-titled measures reported by other companies. Adjusted EBITDA consists of EBITDA, as defined above, excluding non-recurring charges.

         The following table sets forth, for the periods indicated, certain data derived from the Company's Consolidated Statement of Operations, to determine EBITDA and Adjusted EBITDA:

                                              Three months ended                  Nine months ended
                                                 September 30,                      September 30,
                                              1999           1998               1999             1998

 Loss from operations                    ($ 2,822,252)    ($ 53,545)       ($ 4,810,066)    ($ 1,446,472)

 Depreciation and amortization              3,574,351     1,362,864           8,215,971        2,769,147

 EBITDA                                       752,099     1,309,319           3,405,905        1,322,675

 Write-off of projected development costs           -             -                   -          235,284
 Acquisition integration costs              1,371,062       794,811           2,377,648        1,385,673

 Adjusted EBITDA                          $ 2,123,161   $ 2,104,130         $ 5,783,553      $ 2,943,632

 EBITDA as a % of revenue                        4.3%          18.7%               9.1%             10.4%

 Adjusted EBITDA as a % of revenue              12.2%          30.0%              15.4%             23.2%



Financial Position

         WSI had approximately $2.5 million in cash as of September 30, 1999. This represents an increase of approximately $2.3 million from December 31, 1998. The Company had negative working capital of approximately $7.0 million as of September 30, 1999, a decrease of approximately $0.5 million from December 31, 1998. This increase in cash was primarily due to the remaining proceeds from the Senior Notes, private placement and BankNorth Group credit facility which were offset by the cash paid for acquisitions and debt repayments.

         During the nine months ended September 30, 1999, WSI acquired five collection companies and a landfill in Central Pennsylvania, one collection company in Vermont, two collection companies, two transfer stations and a paper recycling plant in Eastern New England, two collection companies and a transfer station in Upstate New York and a collection company and transfer station in the Baltimore, Maryland/Washington D.C region. The aggregate cost of the acquisitions was approximately $113.0 million consisting of approximately $72.7 million in cash, $19.3 million in common stock, $11.6 million in Series C Preferred Stock and $9.4 million in assumed liabilities. The acquisitions have combined annual revenues of approximately $42.0 million.

         At September 30, 1999, the Company had approximately $9.6 million in trade accounts receivables. The Company has estimated an allowance for doubtful accounts of approximately $0.8 million, which is considered sufficient to cover future bad debts.

         During the nine months ended September 30, 1999, the Company devoted substantial resources to various corporate development activities. Additions to property and equipment during the nine months ended September 30, 1999 were approximately $126.1 million, which included assets purchased through acquisition of approximately $110.2 million.

Liquidity and Capital Resources

         The Company's business is capital intensive. The Company's capital requirements, which are substantial, include acquisitions, property and equipment purchases and capital expenditures for landfill cell construction, landfill development and landfill closure activities. Principally due to these factors, the Company will usually have working capital deficits. The Company plans to meet its capital needs through various financing sources, including internally generated funds and the issuance of equity securities and debt. On May 13, 1998, the Company closed an offering of $60.0 million 7% Convertible
Subordinated Notes which resulted in net proceeds to the Company of approximately $58.3 million. On March 2, 1999, the Company completed a private offering of 11 1/2% Senior Notes in the aggregate principal amount of $100 million due January 15, 2006 which resulted in net proceeds to the Company of approximately $97.3 million. On March 31, 1999, the Company completed an exchange offering whereby approximately $10,449,000 of the 7% Convertible Subordinated Notes were exchanged into 2,244,109 shares of its common stock. In August 1999, the Company closed a private placement of its common stock of approximately $15.7 million at $7 per share. See Footnotes 5 and 6 to the Consolidated Financial Statements for further discussion of these items. The Company intends to continue its strategy to aggressively pursue and develop an integrated solid waste management company, primarily through acquisitions. There can be no assurance that additional debt or equity financing will be available, or available on terms acceptable to the Company. Any failure of the Company to obtain required financing would have a material adverse effect on the Company's financial condition and results of operations.

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

        For the nine months ended September 30, 1999 the Company generated $1,059,180 from operating activities. For the same period in 1998, the Company generated $1,054,709. The increased cash flow from operations in 1999 was due primarily to significantly increased revenues offset by increased cost of operations, acquisition integration costs and selling general and administrative expenses. The remainder of the cash flow increase was due to changes in the operating assets and liabilities including increased accounts payable and accrued expenses offset by increased accounts receivable and deferred revenue.

        EBITDA decreased by $557,220 during the three months ended September 30, 1999 to $752,099. EBITDA increased $2,083,230 during the nine months ended September 30, 1999 to $3,405,905. EBITDA during the comparable periods in 1998 was $1,309,319 and $1,322,675. As a percentage of revenue, EBITDA decreased to 4.3% and 9.1% during the three and nine months ended September 30, 1999 from 18.7% and 10.4% during the same periods in 1998. Adjusted EBITDA increased by $19,031 and $2,839,921 during the three and nine months ended September 30, 1999 to $2,123,161 and $5,783,553. Adjusted EBITDA during the comparable periods in 1998 was $2,104,130 and $2,943,632. As a percentage of revenue, adjusted EBITDA decreased to 12.2% from 30.0% for the three months ended September 30, 1999 compared to the same period in 1998. For the nine months ended September 30, 1999, Adjusted EBITDA decreased to 15.4% compared with 23.2% during the same period in 1998. The primary reason for the reduced EBITDA and adjusted EBITDA as a percentage of revenue is due to the acquisitions completed in the third quarter of 1999. During the third quarter of 1999, the Company acquired new operations in the Eastern New England and Baltimore, Maryland/Washington DC regions. These acquisitions consist of only collection and transfer station operations at this time which typically experience much lower margins than landfill operations. It is management's intentions to fully internalize the waste from these operations with WSI owned landfills, including the Mostoller landfill expected to open in December 1999, over the next several quarters, which will significantly reduce the cash expense for waste disposal. The Company would expect that as these operations are internalized, EBITDA and adjusted EBITDA would both increase in dollars and as a percentage of revenue.

        Net cash used by investing activities during the first nine months of 1999 was $103,641,629 compared to $62,181,280 in the same period in 1998. Of the net cash used by investing activities in 1999, approximately $84.0 million was used for the acquisition of landfill, collection and transfer operations. See Footnote 2. Additional capital expenditures of approximately $16.0 million were made to increase operating efficiencies at the Company's existing operations. Other investing activity included the acquisition of various long-term permits necessary to operate the landfills and for long-term prepaid disposal costs.

        The Company's capital expenditures and capital needs for acquisitions have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to complete acquisitions. Total capital expenditures are expected to further increase during the remainder of 1999 and into 2000 due to acquisitions, ongoing development and construction of the Mostoller and South Hadley Landfills, and construction of transfer stations in Upstate New York and Eastern New England.

         Net cash provided by financing activities during the first nine months of 1999 was approximately $105.0 million. The primary source of cash was due to the proceeds of approximately $97.3 million, net of expenses, from the $100 million Senior Notes offering. The proceeds were offset by repayment of existing debt of approximately $20.6. In addition, the Company repurchased approximately 575,000 shares of its common stock for approximately $3.2 million. The Company also received $15.7 million through the private placement of 2,239,745 shares of common stock.

        On August 3, 1999, the Company entered into a $25 million secured revolving credit facility with The BankNorth Group, N.A. to fund acquisitions and for general working capital purposes. The revolving credit agreement has a term of three years, provides for an interest rate based on LIBOR or Prime, and includes other terms and conditions customary for secured revolving credit facilities. At September 30, 1999 the Company had borrowed $17,500,000 against the credit facility.

        At September 30, 1999, the Company had approximately $172.6 million of long-term debt.

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


         Since December 31, 1998, the Company incurred additional indebtedness through the $100 million Senior Notes offering, which creates a more highly leveraged capital structure of the Company. While the Company does not have to pay any principal on the Senior Notes until 2006, the Company will incur substantial increased interest expense. In addition, based on the terms of the Senior Notes, the interest rate on the Senior Notes will be increased if the Company does not achieve certain levels of consolidated stockholders' equity. Accordingly, the Company may decide to issue substantial additional shares of its capital stock, in order to increase its stockholders' equity.

Year 2000 Compliance

         The  statements  in  the  following  section  include  the  "Year  2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. Please refer to the information located at the beginning of this Item 2 regarding forward-looking statements contained in this section.

         The Company is assessing the readiness of its systems for handling the Year 2000. Although the assessment is continuing, management currently believes that all material systems will be compliant by Year 2000 and that the costs associated with this will not be material. The Company has incurred only minimal costs to date associated with the Year 2000 issue.

         The Company is in the process of identifying key third-party vendors to understand their ability to continue providing services through Year 2000. The Company uses well-regarded nationally known software vendors for both its general accounting applications and industry-specific customer information and billing systems. The Company has implemented a new general accounting package which the Company believes is fully Year 2000 compatible, and the Company believes that the provider of the solid waste industry customer information and billing system is Year 2000 compatible. The Company's banking arrangements are with national banking institutions, which have represented to the Company that they are taking all necessary steps to insure its customers' uninterrupted service throughout applicable Year 2000 timeframes. The Company's payroll is performed out-of-house by the largest provider of third party payroll services in the country, which has made a commitment of uninterrupted service to their customers throughout applicable Year 2000 timeframes.

        While the Company currently expects that the Year 2000 issue will not cause significant operational problems, delays in the implementation of new information systems, or failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of suppliers and financial institutions could have material adverse consequences on the Company's business, financial prospects and results of operations. Therefore, the Company is developing contingency plans for continuous operations in the event such problems arise.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

         Waste Systems $25 million credit facility has a variable interest rate based on LIBOR or the Prime rate. As interest rates increase in the overall credit market, our interest expense will increase proportionately. In addition, as interest rates increase in the overall market, we may find it difficult to borrow under the credit facility or to enter into other loans to finance our acquisition strategy. We do not believe that our market risk is material to our financial condition and results of operations.

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


Item 2.  Changes in Securities

         Private Placement. In August 1999, the Company issued 2,239,745 shares of its common stock at $7 per share in a private placement for proceeds totaling $15,678,216. The proceeds were used for acquisitions.

         Series C Preferred Stock. As a part of an acquisition completed in August 1999, the Company issued 1,000 shares of Series C Preferred Stock at
$11,615 per share for total proceeds of $11,615,000. In accordance with the terms of the issuance, on October 21, 1999, a special shareholders meeting was held and each share of the Series C Preferred Stock was converted into 1,763 shares of common stock.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

          Series C Preferred Stock. As a part of an acquisition completed in July 1999, the Company created and issued 1,000 shares of Series C Preferred Stock. Each share was issued at $11,615 for total proceeds of $11,615,000. On October 21, 1999, a special shareholders meeting was held and the conversion of the Series C Preferred Stock was approved. As a result, the 1,000 shares of Series C Preferred stock were fully converted into 1,763,000 shares of common stock. The detail of the vote is as follows:


         For         Against       Abstain         No Vote             Total

      9,987,329       46,290         8,000             -             10,041,619


Item 5.  Other Information

         None.

Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)      1.  Financial Statements

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

                                    WASTE SYSTEMS INTERNATIONAL, INC.


 Date: November 12, 1999            By: /s/ Philip Strauss
                                        Philip Strauss
                                        Chairman, Chief Executive Officer
                                        and President
                                        (Principal Executive Officer)



 Date: November 12, 1999            By: /s/ James L. Elitzak
                                        James L. Elitzak
                                        Vice President and Chief Financial
                                        Officer
                                        (Principal Financial and Accounting
                                        Officer)