Form 10-K
period 1999-12-31
WASTE SYSTEMS INTERNATIONAL INC
filed 2000-03-30
CIK 847468

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X

     As of March 24, 2000, the market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $45,606,693

     The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of March 24, 2000 was 20,348,297

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Portions of the Registration Statement on Form S-1 of Waste Systems International, Inc. (No. 33-93966) are incorporated by reference into Part IV of this Form 10-K.

                                TABLE OF CONTENTS


                                                                                                      Page
PART I
     Item 1.    Business                                                                                  2
     Item 2.    Properties                                                                               12
     Item 3.    Legal Proceedings                                                                        12
     Item 4.    Submission of Matters to a Vote of Security Holders                                      12

PART II
     Item 5.    Market For Registrant's Common Equity and Related
                  Stockholder Matters                                                                    13
     Item 6.    Selected Financial Data                                                                  14
     Item 7.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              16
     Item 8.    Financial Statements and Supplementary Data                                              27
     Item 9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                                    49

PART III
     Item 10.   Directors and Executive Officers                                                         50
     Item 11.   Executive Compensation                                                                   53
     Item 12.   Security Ownership of Certain Beneficial Owners and Management                           56
     Item 13.   Certain Relationships and Related Transactions                                           59

PART IV
     Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                         60

     Signatures                                                                                          62


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

                                     PART I

Item 1.  Business

The Company

         Waste Systems International, Inc. (the "Company" or "WSI") is an integrated non-hazardous solid waste management company that provides solid waste collection, recycling, transfer and disposal services to commercial, industrial, residential and municipal customers within certain regional markets in the Northeast and Mid-Atlantic States where it operates. The Company is achieving significant growth by implementing an active acquisition strategy. During 1999, the Company completed 13 acquisitions of collection companies, transfer stations and a landfill. At December 31, 1999, the Company owned and operated one landfill in Vermont and three landfills in Central Pennsylvania. The Company's Moretown Landfill in Vermont is permitted to accept 120,000 tons of municipal solid waste ("MSW") per year. The Company's Sandy Run Landfill in Hopewell, Pennsylvania is permitted to accept 86,000 tons of MSW per year. Both of these landfills were in operation for all of 1999. On March 1, 1999, the Company acquired the Cumberland landfill located in Shippensberg, Pennsylvania, just outside of Harrisburg, Pennsylvania. This landfill is permitted to accept 309,000 tons of MSW per year. On December 28, 1999 the Company completed construction and opened the Mostoller Landfill in Somerset, Pennsylvania. This landfill is permitted to accept 624,000 tons of MSW per year. As of December 31, 1999, the aggregate remaining estimated permitted capacity of the Company's four owned landfills was approximately 22.6 million cubic yards. In addition, the Company has contracted with the Town of South Hadley, Massachusetts to operate the Town's landfill, which has an estimated capacity of approximately 1.87 million cubic yards available for future disposal. The Company expects to begin construction of that landfill during the third quarter of 2000 and projects the landfill to begin operating in the fourth quarter of 2000. The Company also owns and operates five transfer stations and has acquired two additional transfer stations that are permitted and are under construction. As of December 31, 1999, the Company's collection operations served a total of approximately 73,000 commercial, industrial, residential and municipal customers in the Central Pennsylvania, Eastern New England, Upstate New York, Vermont and Baltimore Maryland/Washington DC markets.

         During 1998, the Company acquired a total of 34 companies including two landfills, 31 collection companies (2 of which included a transfer station) and one transfer station. These acquisitions were located in Vermont, Eastern New England, Upstate New York and Central Pennsylvania.

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

        The trend toward consolidation in the solid waste industry is further supported by the increasing tendency of a number of municipalities to privatize their waste disposal operations. Privatization is often an attractive alternative for municipalities due, among other reasons, to the ability of integrated operators to leverage their economies of scale to provide the community with a broader range of services while enabling the municipality to reduce its own capital asset requirements. The Company believes that the financial condition of municipal landfills was adversely affected by the 1994 United States Supreme Court decision, which declared "flow control" laws, particularly in the Northeastern states, unconstitutional. These laws had required waste generated in counties or districts to be disposed of at the respective county or district-owned landfills or incinerators. The reduction in the captive waste stream to these facilities, resulting from the invalidation of such laws, forced the counties that owned them to increase their per ton tipping fees to meet municipal bond payments. The Company believes that these market dynamics are factors causing municipalities throughout the Northeastern states to consider the privatization of public facilities.

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

        Expansion through Acquisitions. During 1999, the Company acquired five collection companies and a landfill in Central Pennsylvania, one collection company in Vermont, two collection companies, two transfer stations and a paper recycling plant in Eastern New England, two collection companies and a transfer station in Upstate New York and a collection company and transfer station in the Baltimore, Maryland/Washington D.C. region. During 1998, the Company completed 34 acquisitions within its five current operating regions. The Company intends to continue to expand by acquiring solid waste disposal capacity and collection companies in new and existing markets. In considering new markets, the Company evaluates opportunities to acquire or otherwise control sufficient landfill capacity, transfer stations and collection operations which would enable it to generate an integrated waste stream and achieve the disposal economies of scale necessary to meet its market share and financial objectives. The Company has established criteria, which enable it to evaluate the prospective acquisition opportunity and the target market. Historically, the Company has entered new markets, which are adjacent to its existing markets; however, the Company may consider new markets in non-contiguous geographic areas, which meet its criteria.

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

        The following table sets forth acquisitions completed by the Company through March 24, 2000:

Acquisition                          Month Acquired          Principal Business              Location

Central Pennsylvania Region

B&J Garbage Service                  July 1999               Collection                      Berlin, PA

Pro-Disposal                         April 1999              Collection                      Bellwood, PA

Cumberland Waste Service, Inc.       March 1999              Collection                      Cumberland, PA

Cumberland                           March 1999              Landfill                        Cumberland, PA

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

Patterson's Hauling                  May 1998                Collection                      Altoona, PA

Pleasant Valley Hauling              May 1998                Collection                      Altoona, PA

McCardle Refuse Company              May 1998                Collection                      Burham, PA

Horvath Sanitation, Inc./
Eagle Recycling, Inc.                May 1998                Collection                      Altoona, PA



Eastern New England Region

C&J Trucking, Inc. and affiliates    July 1999               Collection/Transfer Stations    Lynn, MA/Londonderry, NH

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

Wayne Wehrle                         September 1998          Collection                      Clinton, NY

Phillip Trucking                     September 1998          Collection                      Wampsville, NY

Mary Lou Mauzy                       September 1998          Collection                      Cazenovia, NY

Costello's Trash Removal             September 1998          Collection                      Cazenovia, NY

Bliss Rubbish Removal, Inc.          September 1998          Collection                      Camden, NY

Besig & Sons                         September 1998          Collection                      Westmoreland, NY

Larry Baker Disposal, Inc.           September 1998          Collection                      Oneida, NY


Vermont Region

B.B. & B. Trucking                   April 1999              Collection                      Burlington, VT

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

CSWD Transfer Station*               October 1997            Transfer Station                Williston, VT

The Hartigan Company                 January 1997            Collection                      Stowe, VT

Waitsfield Transfer Station          November 1995           Transfer Station                Waitsfield, VT

Moretown Landfill                    July 1995               Landfill                        Moretown, VT


Baltimore, Maryland/Washington, D.C. Region

Eastern TransWaste of                July 1999               Collection/Transfer Station     Capitol Heights, MD/
       Maryland, Inc.                                                                        Washington, DC


Integrated Solid Waste Management Operations

        The Company's operations include the ownership and/or operation of landfills, solid waste collection services and transfer stations. Revenue is attributed fully to the operation where the Company first receives the waste. For example, revenue received from waste collected by the Company and disposed in a Company landfill is entirely attributed to collection. As the Company has executed its acquisition strategy and integrated the solid waste management assets acquired, the Company's rate of internalization of its operations has increased. Throughout 1999, the Company increased the amount of solid waste collected by the Company that was subsequently disposed at Company landfills and increased the amount of the solid waste delivered for disposal at the Company's landfills that was collected by the Company.

        Solid Waste Collection. The Company's solid waste collection operations served approximately 73,000 commercial, industrial, residential and municipal customers at December 31, 1999. The Company's commercial and industrial collection services are performed on a recurring basis or under service agreements with terms ranging from one to three years, and fees are determined by such factors as collection frequency, type of equipment and containers furnished, the type, volume and weight of the solid waste collected, the distance to the disposal or processing facility and the cost of disposal or processing. The Company's residential collection and disposal services are performed either on a subscription basis (i.e., with no underlying contract) with individuals, or under contracts with municipalities, homeowners associations, apartment owners or mobile home park operators. Revenues from collection operations accounted for approximately 73.7% and 73.5% of the Company's revenues for the years ended December 31, 1999 and 1998, respectively.

        Transfer Station Services. At December 31, 1999, the Company owned and operated five transfer stations. In addition, the Company currently has two other transfer stations, Oxford, MA and Cicero, NY, under construction. The transfer stations receive, compact and transfer solid waste collected from the Company's various collection operations and from third parties to long-haul vehicles for transport to landfills. The Company believes that transfer stations benefit the Company by (i) increasing the size of the "shed" which has access to the Company's landfills and (ii) reducing costs by improving utilization of collection personnel and equipment. Revenues from transfer station services accounted for approximately 12.3% and 6.4% of the Company's revenues for the years ended December 31, 1999 and 1998, respectively.

        Landfills. At December 31, 1999, the Company owned four landfills and has an agreement to operate one landfill under a long-term operating agreement. The Mostoller, Moretown, Cumberland, and Sandy Run landfills, include leachate collection systems, groundwater monitoring systems and active methane gas extraction and recovery systems. Once the permitted capacity of a particular landfill is reached, the landfill must be closed and capped if additional capacity is not authorized. The Company establishes reserves for the estimated costs associated with such closure and post-closure costs over the currently permitted capacity of such landfill. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Operating Results - Adequacy of Accruals for Closure and Post-Closure Costs." Revenues from landfills accounted for approximately 14.0% and 20.1% of the Company's revenues for the years ended December 31, 1999 and 1998, respectively.

Internalization of Waste

        Throughout 1999, the Company increased the amount of waste collected by the Company that was subsequently disposed at Company landfills, and increased the amount of the waste delivered for disposal at the Company's landfills that was collected by the Company. During the year ended December 31, 1999, nearly 100% of the waste from the Company's Vermont operations was delivered for disposal at the Moretown Landfill, Inc. and approximately 36% of the waste delivered for disposal at the Moretown Landfill during this period was collected by the Company. In addition, approximately 65% of the waste from the Company's Central Pennsylvania - Altoona division operations was delivered for disposal at the Sandy Run Landfill and approximately 70% of the waste delivered for disposal at the Sandy Run Landfill during this period was collected by the Company. Since the acquisition of Community Refuse, Inc., on March 1, 1999, approximately 95% of the waste from the Company's Central Pennsylvania - Harrisburg division operations was delivered for disposal at the Community Refuse, Inc. landfill and approximately 28% of the waste delivered for disposal at the Community Refuse, Inc. landfill during this period was collected by the Harrisburg division and other company regions. Since their acquisition in July 1999, Eastern Trans-Waste of Maryland, Inc. disposed of approximately 56% of its waste at the Community Refuse Services, Inc. landfill, while C&J Trucking Company, Inc. disposed of approximately 14% of its waste at the Community Refuse Services, Inc. landfill. It is management's intention to fully internalize these operations with WSI owned landfills during 2000, including the Mostoller Landfill, which opened on December 28, 1999.

Regional Operations

        The Company's current or planned solid waste management operations are as follows:

        Central Pennsylvania Operations.

         Altoona. In May 1998, the Company commenced operations in Central Pennsylvania, through the acquisition of Horvath Sanitation, Inc. and Eagle Recycling, Inc., which were based in Altoona, Pennsylvania. Subsequently, the Company completed several tuck-in acquisitions. The Altoona operations serve residential, commercial, industrial and municipal customers. In July 1998, the Company acquired the Sandy Run Landfill, a 700-acre, 3.0 million cubic yard permitted solid waste landfill in Hopewell, Pennsylvania. The Sandy Run Landfill is currently permitted to receive approximately 86,000 tons per year and had remaining estimated permitted capacity at December 31, 1999 of approximately 2.8 million cubic yards. Approximately 65% of the waste from the Company's Central Pennsylvania - Altoona division operations was delivered for disposal at the Sandy Run Landfill and approximately 70% of the waste delivered for disposal at the Sandy Run Landfill during this period was collected by the Company.

         Harrisburg. On March 11, 1999, the Company acquired the Community Refuse Services, Inc. landfill, located in Shippensberg, Pennsylvania, and Cumberland Waste Service, Inc., a collection operation. The landfill acquisition added approximately 6.0 million cubic yards of capacity for the region and is permitted to accept 309,000 tons of municipal solid waste per year. Since the acquisition of Community Refuse, Inc, approximately 95% of the waste from the Company's Central Pennsylvania - Harrisburg division operations was delivered for disposal at the Community Refuse, Inc. landfill and approximately 28% of the waste delivered for disposal at the Community Refuse, Inc. landfill during this period was collected by the Company.

         Somerset. On December 28, 1999, the Company opened the Mostoller landfill in Somerset County, Pennsylvania. This landfill is permitted to accept 2,000 tons per day, six days a week, or 624,000 tons per year, of municipal solid waste, construction and demolition waste, sludge and residual wastes. This landfill consists of 7 cells having approximately 14.2 million cubic yards of total permitted capacity with expected additional room for expansion on the 513 acre permitted "greenfields" site. The opening of this landfill will improve the Company's internalization rate beginning in the first quarter of 2000.

        Eastern New England Operations. In July 1998, the Company acquired Mattei-Flynn Trucking, Inc. in Auburn, Massachusetts. This waste collection operation currently has an established customer base comprising of residential, commercial, industrial and municipal customers and serves as a platform for company growth in this targeted regional market. The Company completed four tuck-in acquisitions that have been integrated into the Mattei-Flynn operations. In 1999, construction commenced on a permitted transfer station in Oxford, Massachusetts. This transfer station is projected to commence operations during the summer of 2000. The Company and the Town of South Hadley, Massachusetts have entered into a contract whereby the Company will operate the Town's 30-acre municipal solid waste landfill. The Town of South Hadley will retain full ownership of the South Hadley Landfill while the Company operates the facility, which has approximately 1.87 million cubic yards of new capacity for future disposal. The Company is currently in the permitting process for the South Hadley landfill. The Company anticipates that the landfill will be available to begin accepting solid waste at the first 10-acre lined cell late in 2000. The Company intends to integrate its collection operations with the Oxford Transfer Station and to internalize the waste at the South Hadley Landfill. In addition, the Company has a long-term disposal agreement with a third party landfill in Southbridge, Massachusetts at favorable rates through 2019. As a part of the agreement, the Company has a "Right of First Refusal" to purchase the landfill.

        On July 1, 1999, the Company acquired the assets of C&J Trucking, Inc. and certain affiliated entities, which included a well-established commercial and industrial collection operation, as well as two transfer stations - one located in Londonderry, New Hampshire and one located in Lynn, Massachusetts. On a combined basis, the two transfer stations accept in excess of 1,000 tons of solid waste per day. In the fourth quarter of 1999, the Company began disposing of waste collected by this operation at its Community Refuse, Inc landfill in Central Pennsylvania. During 1999, C&J Trucking Company, Inc. disposed of approximately 14% of its waste at the Community Refuse, Inc. landfill. During 2000, the Company will begin disposing the waste collected by these primary operations at its Mostoller landfill in Somerset County Pennsylvania, in addition to Community Refuse.

        Upstate New York Operations. During the four months ended December 31, 1998, the Company entered the Upstate New York market with the acquisition of eleven collection operations and a transfer station in the general area between Syracuse and Utica, New York. In January 1999, the Company completed the acquisition of Santaro Trucking Co., Inc., a collection company located in Syracuse, New York servicing over 400 commercial customers. These waste collection operations serve residential, commercial, industrial and municipal customers. The Company selected the Upstate New York market for collection operations and transfer stations in anticipation of the privatization of nearby landfills. The Company is currently evaluating opportunities for expansion and integration of its Upstate New York operations.

        Vermont Operations. The Company established its first integrated solid waste management operations in the geographical area surrounding its Moretown Landfill. In addition to the Moretown Landfill, the Company currently owns and/or operates three transfer stations and collection operations serving commercial, industrial, residential and municipal customers in the Burlington, St. Albans, St. Johnsbury, Newport and Barre-Montpelier, Vermont areas. The Vermont operations serves residential, commercial, industrial and municipal customers. The Moretown Landfill is permitted to receive approximately 120,000 tons per year. During 1999, nearly 100% of the waste from the Company's Vermont operations was delivered for disposal at the Moretown Landfill and approximately 36% of the solid waste delivered for disposal at the Moretown Landfill during this period was collected by the Company.


        Baltimore, Maryland/Washington, DC Operations. On July 1, 1999, the Company acquired Eastern Trans-Waste of Maryland, Inc. ("ETW") a well-established commercial and industrial collection operation with a 53,000 square foot transfer station located in Washington, DC, which is permitted to operate twenty-four hours per day with no capacity restrictions. As part of its customer base, ETW serves the White House and numerous federal agencies. Beginning in the third quarter of 1999, the Company began disposing of the waste collected by this operation at its Community Refuse, Inc. landfill in Cumberland, Pennsylvania. Approximately 56% of the waste collected by the Baltimore, Maryland/Washington, DC division was internalized during the second half of 1999.

Competition

        Though the solid waste management industry has been substantially consolidated in certain markets, it generally is highly competitive and very fragmented and requires substantial labor and capital resources. Competition exists for collection, recycling, transfer and disposal services. The markets in which the Company competes or is likely to compete in are usually served by one or more of the large national, regional or local solid waste companies, that may have greater financial, marketing or technical resources than the Company and may be able to achieve greater economies of scale than the Company. The Company also competes with counties, municipalities and operators of alternative disposal facilities that operate their own waste collection and disposal facilities. The availability of user fees, charges or tax revenues and the availability of tax-exempt financing may provide a competitive advantage to the public sector. Additionally, alternative disposal facilities such as recycling and incineration may reduce the demand for the disposal of solid waste in landfills.

        The Company competes for waste collection and disposal business on the basis of quality of service, geographical location and price. From time to time, competitors may reduce the price of their services in an effort to expand or maintain market share or to win competitively bid contracts. Competition also exists within the industry for acquisition targets where the Company may compete with publicly owned national or regional solid waste management companies.

Marketing and Sales

        The Company has a coordinated sales and marketing strategy to obtain solid waste streams which is formulated at the corporate level and implemented through regional management. The Company markets its services locally through regional managers and direct sales representatives who focus on commercial, industrial, municipal and residential customers. The Company markets its commercial, industrial and municipal services through its sales representatives who visit customers on a regular basis and make sales calls to potential new customers. These sales representatives receive a significant portion of their compensation based upon meeting certain incentive targets. The Company also obtains new customers from referral sources, its general reputation, responding to federal, state and local government bid offerings and local market print advertising. Leads are also developed from new building permits, business licenses and other public records. Additionally, each regional operation generally advertises in the yellow pages and other local business print media that cover its service area. The Company emphasizes customer satisfaction and retention, and believes that its focus on quality service will retain existing and attract additional customers.

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

     No single customer of the Company individually accounted for more than 10% of Company revenues in the year ended December 31, 1999.

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

        In October 1991, the EPA adopted new regulations pursuant to Subtitle D of RCRA (the "Subtitle D Regulations"). These new regulations became generally effective in October 1993 (except for certain municipal solid waste landfills accepting less than 100 TPD, as to which the effective date was April 9, 1994, and new financial assurance requirements, which became effective April 9, 1997) and include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. In addition, these regulations require that new landfills meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) designed to keep leachate out of groundwater and have extensive collection systems to control leachate for treatment prior to disposal. Groundwater wells must also be installed at virtually all landfills to monitor groundwater quality. The regulations also require, where threshold test levels are present, that methane gas generated at landfills be controlled in a manner that protects human health and the environment. Each state is required to revise its landfill regulations to meet these requirements or the EPA will automatically impose such requirements upon it. Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills within the state comply with the Subtitle D criteria. Many states, including Massachusetts, have adopted regulations or programs more stringent than the Subtitle D Regulations.

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

        The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("Superfund" or "CERCLA"). CERCLA establishes a regulatory and remedial program intended to provide for the investigation and cleanup of facilities from which there has been, or is threatened, a release of any hazardous substance into the environment. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and the transporters who arranged for disposal or transportation of the hazardous substances. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend solely upon the existence or disposal of "hazardous waste" but can also be based upon the existence of even very small amounts of the numerous "hazardous substances" listed by the EPA, many of which can be found in household waste. If, for example, the Company were to be found to be a responsible party for a CERCLA cleanup at one of the Company's owned or operated facilities, the enforcing agency could hold the Company completely responsible for all investigative and remedial costs even if others may also be liable. CERCLA also authorizes the imposition of a lien in favor of the United States upon all real property subject to or affected by a remedial action for all costs for which a party is liable. The Company's ability to obtain reimbursement from others for their allocable share of such costs would be limited by the Company's ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties. In the past, legislation has been introduced in Congress to limit the liability of municipalities and others under CERCLA as generators and transporters of municipal solid waste. Although such legislation has not been enacted, if it were to pass it would limit the Company's ability to seek full contribution from municipalities for CERCLA cleanup costs even if the hazardous substances that were released and caused the need for cleanup at one of the Company's facilities were generated by or transported to the facility by a municipality.

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

        The Company believes that it is in material compliance with federal, state and local regulations based on the Company's internal review process, which has not identified any material non-compliance, and the Company has not received any verbal or written notification from any governmental agency to the contrary. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Operating Results
-Potential Environmental Liability and Adverse Effect of Environmental Regulation."

Employees

        As of December 31, 1999, the Company had 520 full time employees. The Company believes its future success will depend in part on its continued ability to recruit and retain highly qualified technical and managerial personnel. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Operating Results -Dependence on Management" and "- Ability to Manage Growth." The Company's employees are not subject to any collective bargaining agreement. The Company considers its relations with its employees to be good.


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

The following table provides certain information regarding the 5 landfills owned or operated by the Company as of December 31, 1999.

                                     Total       Currently        Remaining
                                      Site       Permitted        Permitted
Landfill Name     Location           Acreage      Acreage      Capacity (cu yds)
-------------     --------           -------      --------     -----------------
Mostoller         Somerset, PA         715          278.1          14,200,000
Sandy Run         Hopewell, PA         711           39.6           2,615,000
Moretown          Moretown, VT         200           33.7           1,007,000
Cumberland        Cumberland, PA       627          104.7           4,824,000
South Hadley      South Hadley, MA      30            --                 --(1)


(1) The South Hadley landfill is currently in the permitting process and will be operated pursuant to an operating agreement expiring in 2015.


Item 3.  Legal Proceedings

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


Item 4.  Submission of Matters to a Vote of Security Holders

         Series C Preferred Stock. As part of the agreement to acquire the assets of Eastern Trans-Waste, Inc. of Maryland and certain affiliated entities, completed in July 1999, the Company created and issued 1,000 shares of Series C Convertible Preferred Stock. Each share was issued at $11,615 for total proceeds of $11,615,000. On October 21, 1999, a special shareholders meeting was held and the conversion of the Series C Preferred Stock was approved. As a result, the 1,000 shares of Series C Preferred Stock were fully converted into 1,763,000 shares of common stock. The detail of the vote was as follows:

         For          Against        Abstain       No Vote          Total
      9,987,329        46,290         8,000           -           10,041,619

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is currently quoted on the NASDAQ National Market under the symbol "WSII". The following table sets forth the high and low closing price of the common stock for the periods indicated and restated to reflect a one-for five reverse stock split effective February 13, 1998.

                                                        High              Low
Fourth quarter ended December 31, 1999               $   5.88           $  2.63
Third quarter ended September 30, 1999                   7.50              5.41
Second quarter ended June 30, 1999                       8.38              3.69
First quarter ended March 31, 1999                       6.00              4.00

Fourth quarter ended December 31, 1998               $   6.25           $  4.38
Third quarter ended September 30, 1998                   9.69              5.00
Second quarter ended June 30, 1998                       9.81              5.94
First quarter ended March 31, 1998                       7.38              3.00

On March 24, 2000, the reported last sale price of the common stock on the NASDAQ National Market was $3.0625 per share, and there were approximately 1,100 holders of record of common stock.

The Company has never paid dividends on its Common Stock and has no present intention to pay dividends. The Company's intention is to retain future anticipated earnings to finance the expansion of its business.

On December 28, 1999, the Company announced that it had raised $15,000,000 through a private placement of Series D Convertible Preferred Stock. The preferred stock carries a 10% dividend which is payable in kind or cash at the option of the Company. The preferred stock can be converted into shares of the Company's common stock at a price of $6.00 per share at any time at the option of the holder and can be mandatorily converted by the Company if its common stock closing price equals or exceeds $9.00 for a period of twenty consecutive trading days. The preferred stock is eligible to vote on an as-converted basis with the Company's common stock and is redeemable at any time by the Company.

On February 15, 2000, the Company closed an Exchange Offer for its $49,551,426 of Convertible Subordinated Notes due 2005 and its $100,000,000 Senior Notes due 2006. Approximately $15,355,000 principal amount of, plus accrued but unpaid interest on, its 11 1/2% Series B Senior Notes due 2006 and approximately $22,832,000 principal amount of, plus accrued but unpaid interest on, its 7% Convertible Subordinated Notes due 2005 were tendered and exchanged into shares of the Company's newly designated Series E Convertible Preferred Stock which carry an 8% dividend which is payable in kind or cash at the option of the Company. The Company issued an aggregate of 38,531 shares of its Series E Convertible Preferred Stock. The preferred stock is redeemable at any time by the Company at par plus accrued and unpaid dividends and, subject to any required stockholder approval, can be converted into shares of the Company's common stock at a price of $8.00 per share at any time at the option of the holder and can be mandatorily converted by the Company if its common stock closing price equals or exceeds $8.00 for a period of twenty consecutive trading days.

Item 6.  Selected Consolidated Financial and Operating Data

                      SELECTED CONSOLIDATED FINANCIAL DATA
                 (In thousands, except share and per share data)

        The following selected consolidated financial data for the five years ended December 31, 1999 have been derived from the Company's Consolidated Financial Statements, which have been audited by KPMG LLP. The selected consolidated financial data presented below should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included elsewhere in this Form 10-K. During 1999, the Company acquired a total of 13 companies including, one landfill, 11 solid waste collection companies and four transfer stations. During 1998, the Company acquired a total of 34 companies including two landfills, 31 collection companies (2 of which included a transfer station) and one transfer station. Due to the significance of the acquired business operations to the Company's financial performance, the Company does not believe that its historical financial statements are necessarily indicative of future performance and as a result will affect the comparability of the financial information included herein.

                                                             Fiscal Year Ended December 31

                                                    1999            1998       1997         1996        1995
                                                   --------        -------    --------     --------    --------

Statement of Operations Data:
   Revenues........................                $  54,666   $  21,045    $   3,458    $   1,496   $   1,344
   Cost of operations:
     Operating expenses............                   37,921      12,400        1,719          921         766
     Depreciation and amortization.                   11,974       4,501          692          370          72
     Acquisition integration costs (1)                 2,853       1,864           --          --          --
     Write-off of project development costs             --           236        1,495        6,652         --
                                                       ----        -------      ---------    --------    -----
        Total cost of operations...                   52,748      19,001        3,906        7,943         838
                                                   ---------   ---------    ---------    ---------   ---------

        Gross profit (loss) .......                    1,918       2,044        (448)      (6,447)         506

   Selling, general and administrative expenses        9,237       4,483        2,138       2,443        3,286
   Amortization of prepaid consulting fees                --         --           --          834          501
   Restructuring(2)................                       --         --          596        1,741          --
                                                   ---------   ---------    ---------    ---------   ---------
     Loss from operations..........                  (7,319)     (2,439)      (3,182)     (11,465)     (3,281)

   Other income (expense):
     Royalty and other income (expense), net         (1,259)       (134)        (516)         817          761
     Interest expense and financing costs           (14,580)     (4,074)      (1,355)     ( 1,182)        (471)
     Interest income...............                     480         441          172          178          289
     Non-cash charge for debt conversion             (5,584)        --           --            --           --
     Write-off of accounts and notes receivable        --           --          (568)          --       (2,975)
                                                      ----        -----        ---------    ------     ----------
     Total other income (expense)..                 (20,943)     (3,767)      (2,267)        (187)      (2,396)
                                                   ---------   ---------    ---------    ---------     ---------

   Loss before income taxes, discontinued
      operations and extraordinary item             (28,262)     (6,206)      (5,449)     (11,652)      (5,677)
   Federal and state income tax expense
     (benefit).....................                      (6)         43            6          (23)        (110)
   Discontinued operations.........                       --          --           --      (2,261)      (2,303)
   Extraordinary item - loss on extinguishment
     of debt.......................                    (224)       (247)        (134)          --          --
                                                   ---------   --------     --------     ---------   ---------
   Net loss........................                $(28,480)   $ (6,496)    $ (5,589)    $(13,890)   $ (7,870)
   Preferred stock dividends (3)...                       --         888           --         --           10
                                                   ---------   ---------    ---------    --------    ---------
     Net loss available for common
        stockholders(3)............                $(28,480)   $  (7,384)   $ (5,589)    $(13,890)   $ (7,880)
                                                   =========   ==========   ========     ========    ========
   Basic net income (loss) per share from
     continuing operations ........                $  (1.81)   $   (0.97) $   (1.51)     $ (4.10)    $  (2.88)

   Weighted average number of shares used in
     computation of basic net loss per share      15,588,959     7,389,547    3,612,623   2,834,841    1,932,809

EBITDA (4).........................                $   4,655   $   2,130    $ (2,469)    $ (9,909)   $ (2,592)
Adjusted EBITDA (5)................                $   7,508   $   4,230    $   (378)    $ (1,516)   $ (2,592)
Capital expenditures (excluding acquisitions)      $  25,535   $   9,032    $    998     $  6,599    $  9,749
Cash flow from operating activities                $   9,792   $     592    $ (4,586)    $ (3,912)   $ (3,083)
Cash flow from investing activities                $(114,915)  $ (71,939)   $    706     $ (7,641)   $(10,267)
Cash flow from financing activities                $ 117,800   $  68,576    $  6,579     $  6,581    $ 18,416

                                                                          December 31,
                                                     1999            1998        1997         1996       1995
                                                   --------        -------     -------      -------    --------
Balance Sheet Data:
   Cash and cash equivalents..........             $  12,872   $     194    $   2,964    $     265    $ 5,237
   Working capital....................               (8,097)      (6,520)       1,532       (4,508)     2,393
   Total assets.......................               255,093      96,117       18,560       16,858     23,508
   Long-term debt, less current portion              172,716      74,861        7,201        9,450     12,266
   Total stockholders' equity (deficit)               46,852       1,739        5,972       (1,849)     3,292



        (1) The Company defines Acquisition Integration Costs as costs incurred, after an acquisition is closed, to integrate the acquired operation with the Company's existing operation. These costs are separate from any obligations or consideration paid to the seller. These costs include one-time, non-recurring costs, which in the opinion of Company management have no future value and are expensed as incurred. The majority of the items identified as Acquisition Integration Costs are related to: 1). Health and Safety, 2). Name Change, 3). Information Systems, 4). Employee Severance and Retention, and 5). Physical Operation Relocation Costs. These charges are expensed as the costs are incurred. While acquisition integration cost activities are generally completed within one year from the date of acquisition, new expenses and accruals are booked each quarter as they are incurred.

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

        (4) EBITDA is defined as operating income or loss from continuing operations excluding depreciation and amortization, which includes depreciation and amortization included in selling, general and administrative expenses. EBITDA does not represent, and should not be considered as an alternative to, net income or cash flows from operating activities, each as determined in accordance with GAAP. Moreover, EBITDA does not necessarily indicate whether cash flow will be sufficient for such items as working capital or capital expenditures, or to react to changes in the Company's industry or to the economy in general. The Company believes that EBITDA is a measure commonly used by lenders and certain investors to evaluate a company's performance in the solid waste industry. The Company also believes that EBITDA data may help investors to understand the Company's performance because such data may reflect the Company's ability to generate cash flows, which is an indicator of its ability to satisfy its debt service, capital expenditures and working capital requirements. Because all companies and analysts do not calculate EDITDA in the same fashion, the EBITDA measures presented by the Company may not be comparable to the similarly titled measures reported by other companies. Therefore, in evaluating EBITDA data, investors should consider, among other factors: the non-GAAP nature of EBITDA; actual cash flows; the actual availability of funds for debt service, capital expenditures and working capital; and the comparability of the Company's EBITDA data to similarly-titled measures reported by other companies.

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

Introduction

        The Company is an integrated non-hazardous solid waste management company that provides solid waste collection, recycling, transfer and disposal services to commercial, industrial, residential and municipal customers within certain regional markets in the Northeast and Mid-Atlantic states, where it operates. The Company focuses on the operation of an integrated non-hazardous solid waste management business, including the ownership and operation of solid waste disposal facilities (landfills), transfer stations and solid waste collection services. The Company derives revenue from collecting solid waste from its customers, which it delivers for disposal in its own landfills, and also from unaffiliated waste collection companies who pay to dispose of waste in the Company's landfills. The Company seeks through its acquisition strategy to acquire substantial collection operations and transfer stations in association with its landfills in order to enhance its overall profitability and to increase its control over its sources of revenue. See "Business - Strategy"

        During 1999, the Company acquired a total of 13 companies including one landfill, 11 collection companies (2 of which included a transfer station) and one transfer station. During 1998, the Company acquired a total of 34 companies including two landfills, 31 collection companies (2 of which included a transfer station) and one transfer station. Due to the significance of the acquired business operations to the Company's financial performance, the Company does not believe that its historical financial statements are necessarily indicative of future performance and as a result will affect the comparability of the financial information included herein.

Revenues:

         Revenues represent fees charged to customers for solid waste collection, transfer, recycling and disposal services provided. Arrangements with customers include both long-term contractual arrangements and as-received disposal at prices quoted by the Company. Revenues for the periods presented in the consolidated statements of operations were derived from the following sources:
                                            Year ended December 31,
                                     1999           1998          1997

         Collection                  73.7%          73.5%         12.8%
         Landfill                    14.0           20.1          78.1
         Transfer                    12.3            6.4           9.1
                                    ------         -------       ------

         Total Revenue              100.0%         100.0%        100.0%
                                  =========       ========       ======

         For the purpose of this table, revenue is attributed fully to the operation where the Company first receives the waste. For example, revenue received from waste collected by the Company and disposed in a Company landfill is entirely attributed to collection. During 1999 the increased revenue is attributable to the transfer stations the Company acquired July 1, 1999. Both of these acquired companies transfer stations derived a significant portion of their revenues from third parties during the period of time from their acquisition through December 31, 1999. The decrease in landfill revenue as a percentage of revenues in 1999 compared to 1998 is due primarily to the acquisition of collection companies that had been disposing of their waste at the Company's transfer stations and landfills. These acquired revenues are now being recorded as collection revenue.

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

Recent Business Developments

         Medical Waste Licensing Agreement. During 1996, the Company entered into a licensing and royalty agreement with ScotSafe Limited (ScotSafe), a Glasgow, Scotland based company, for the exclusive rights to use the Company's CFA medical waste processing technology throughout Europe. During the fourth quarter of 1997 the Company terminated its licensing agreements with ScotSafe because ScotSafe was in default for failure to pay the Company royalties due under the terms of the agreement. Subsequent to the termination, ScotSafe was placed into receivership and Eurocare Environmental Services, Ltd. (Eurocare) purchased its assets in December 1997. In February 2000, the Company and Eurocare entered an exclusive European license for the Company's patented medical waste treatment technology. As part of the licensing agreement, the Company acquired a minority interest in, and the right of first refusal to acquire Eurocare.

     The Company experienced no Year 2000 issues that caused significant operational problems, delays in the implementation of new information systems, or failures related to Year 2000 dependencies in the Company's systems and in the systems of suppliers and financial institutions. The Company assessed the readiness of its systems for handling the Year 2000 and management determined that all material systems were compliant by Year 2000 and that the costs associated with this were not material. The Company incurred only minimal costs to date associated with the Year 2000 issue.

     Convertible Subordinated Notes. On February 15, 2000, the Company closed an Exchange Offer for its $49,551,426 of Convertible Subordinated Notes due 2005 and its $100,000,000 Senior Notes due 2006. Approximately $15,355,000 principal amount of, plus accrued but unpaid interest on, its 11 1/2% Series B Senior Notes due 2006 and approximately $22,832,000 principal amount of, plus accrued but unpaid interest on, its 7% Convertible Subordinated Notes due 2005 were tendered and exchanged into shares of the Company's newly designated Series E Convertible Preferred Stock which carry an 8% dividend which is payable in kind or cash at the option of the Company. The Company issued an aggregate of 38,531 shares of its Series E Convertible Preferred Stock. The preferred stock is redeemable at any time by the Company at par plus accrued and unpaid dividends and, subject to any required stockholder approval, can be converted into shares of the Company's common stock at a price of $8.00 per share at any time at the option of the holder and can be mandatorily converted by the Company if its common stock closing price equals or exceeds $8.00 for a period of twenty consecutive trading days. Series D. On December 28, 1999, the Company raised $15,000,000 through a private placement of convertible preferred stock. The preferred stock can be converted into shares of the Company's common stock at a price of $6.00 per share at any time at the option of the holder and can mandatorily converted by the Company if the Company's common stock closing price exceeds $9.00 for a period of twenty consecutive trading days. Finally, the preferred stock is eligible to vote on an as-converted basis with the Company's common stock and is redeemable at any time by the Company.

         The following table sets forth, for the periods indicated, certain data derived from the Company's Consolidated Statements of Operations, expressed as a percentage of revenues:

                                                                   Year ended December 31,
                                                              1999           1998           1997

         Revenues                                             100.0%         100.0%        100.0%

         Operating expenses                                   69.4            58.9          49.7
         Depreciation and amortization                        21.9            21.4          20.0
         Acquisition integration costs                         5.2             8.9             -
         Write-off of project development costs                  -             1.1          43.3
                                                            -------         --------     ---------
              Total cost of operations                        96.5            90.3         113.0
                                                            -------         --------     ---------

         Gross profit (loss)                                   3.5             9.7         (13.0)
         Selling, general and administrative expenses         16.9            21.3          61.8
         Restructuring                                          -                -          17.2
                                                            -------         --------     ---------
              Loss from operations                           (13.4)          (11.6)        (92.0)

         Royalty and other income (expense), net              (2.3)           (0.6)        (14.9)
         Interest income                                       0.9             2.1           5.0
         Interest expense and financing costs                (26.7)          (19.4)        (39.2)
         Non-cash charge for debt conversion                 (10.2)              -             -
         Write off of accounts receivable                       -                -         (16.4)
                                                            -------        ---------     ----------

              Total other income (expense)                   (38.3)          (17.9)        (65.5)

         Income tax expense                                     -              0.2           0.2

              Loss before extraordinary item                 (51.7)          (29.7)        (157.7)


         Extraordinary item                                   (0.4)           (1.2)          (3.9)
                                                            --------        --------      ---------

              Net loss                                       (52.1)%         (30.9)%       (161.6)%
                                                            =========       ========      ==========

         EBITDA                                                 8.5%          10.1%         (71.4)%
                                                            =========       ========      ==========

         Adjusted EBITDA                                      13.7%           20.9%         (10.9%)
                                                            =========       ========      ===========


Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Revenues.  Revenues  for 1999  increased by  approximately  $33,621,000 million to approximately $54,666,000 million from approximately $21,045,000 million in 1998. The increase of approximately 159.8% was due primarily to the 13 acquisitions completed in 1999. The increased revenue from the acquisitions was partially offset by decreased revenue from the existing operations in Upstate New York due to a decreased customer base.

         Cost of operations. Operating expenses for 1999 was approximately $37,921,000 compared to $12,400,000 in 1998. The increase of approximately $25,521,000 was primarily due to the acquisitions indicated above. Operating costs, disposal costs and collection fees vary widely throughout the geographic areas in which the Company operates. The prices that the Company charges are determined locally and typically vary by the volume or weight, type of waste collected, frequency of collections, distance to final disposal sites, labor costs and amount and type of equipment furnished to the customer. The increase in operating expenses as a percentage of revenues was primarily due to the change in revenue mix, with increased revenue coming from collection and transfer operations, which typically experience much higher operating expenses than landfill operations. The Company internalizes a significant portion of its waste collected in Vermont and Central Pennsylvania, which significantly reduces costs of operations as a percentage of revenue. The Company has begun internalizing waste from the Eastern New England and Baltimore, MD/Washington DC Regions. With the opening of the Mostoller landfill on December 28, 1999, the Company expects to increase the percentage of waste it internalizes in these regions, which will further reduce its disposal cost as a percentage of revenue.

        Depreciation and amortization. Depreciation and amortization expense was $11,974,000 and $4,501,000 for the years-ended 1999 and 1998, respectively. The increase of approximately $7,473,000 or 166.0% was due primarily to the 13 acquisitions that took place in 1999 and the full year impact of 1998 acquisitions.

        Acquisition integration costs. The Company defines Acquisition Integration Costs as costs incurred, after an acquisition is closed, to integrate the acquired operation with the Company's existing operation. These costs are separate from any obligations or consideration paid to the seller. These costs include one-time, non-recurring costs, which in the opinion of Company management have no future value and are expensed as incurred. The majority of the items identified as Acquisition Integration Costs are related to: 1). Health and Safety, 2). Name Change, 3). Information Systems, 4). Employee Severance and Retention, and 5). Physical Operation Relocation Costs. These charges are accrued as the costs are incurred. While acquisition integration cost activities are generally completed within one year from the date of acquisition, new expenses and accruals are booked each quarter as they are incurred. Acquisition integration costs totaled approximately $2,853,000 and $1,864,000 for 1999 and 1998, respectively.

        Selling, general and administrative expenses. Selling, general and administrative expenses consist of corporate development activities, marketing and public relations costs, administrative compensation and benefits, legal and accounting and other professional fees as well as other administrative costs and overhead. Selling, general and administrative expenses for 1999 increased approximately $4,755,000 to $9,237,000 from $4,482,000 in 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 16.9% in 1999 from 21.3% in 1998. The dollar increase was due to acquisitions as well as ongoing efforts by the Company to build an infrastructure to sustain its significant growth through acquisition and to support corporate initiatives designed to implement its strategy. The decrease as a percentage of revenue was primarily due to the expanded revenue base and related efficiencies, as the Company is able to purchase "tuck-in" acquisitions that increase revenues and improve margins without adding significant administrative costs. The Company anticipates that in future periods its selling, general and administrative expenses should continue to decrease as a percentage of revenue as it leverages its current corporate overhead to revenue growth primarily through acquisitions.

        Royalty and other expense. Royalty and other expense was approximately $1,259,000 and $134,000 in 1999 and 1998, respectively. Royalty and other expenses relate to the Company's medical waste treatment proprietary technologies.

        Interest expense and financing costs. Interest expense for 1999 was approximately $14,100,000 net of interest income of $480,000 as compared to approximately $3,633,000 net of interest income of $441,000 for 1998. The increase resulted primarily from additional indebtedness incurred in connection with acquisitions and capital expenditures for the Company's operations. During 1999 and 1998, the Company capitalized interest expense of $1,516,000 and $360,000, respectively related to construction costs.

        Non-cash charge for debt conversion. Non-cash charge for debt conversion relates to the conversion of debt into equity. In connection with the conversion of debt into equity, the Company issued 1,199,252 shares of Common Stock in excess of the shares that would have been issued if the debt was converted in accordance with its original terms. The Company recorded a non-cash charge of approximately $5,584,000 attributable to the issuance of these additional shares of Common Stock, which has been offset in consolidated stockholders' equity by the additional deemed proceeds from the issuance of the shares.


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

        Cost of operations. Operating expenses for 1998 was approximately $12,400,000 compared to $1,719,000 for 1997. The increase of $10,681,000 was primarily due to the 34 acquisitions completed by the Company in 1998 and the related increase in revenue. As a percentage of sales, operating expenses increased to approximately 59% in 1998 from approximately 50% in 1997. This increase was primarily due to the change in revenue mix, with a much larger portion of the revenue coming from collection operations, which typically experience much higher operating expenses than landfill operations. The Company internalizes a significant portion of its waste collected in Vermont and Pennsylvania, which significantly reduces costs of operations as a percentage of revenue. The Company's Upstate New York and Eastern New England operations were not internalized in 1998. Operating costs, disposal costs, and collection fees vary widely throughout the geographic areas in which the Company operates. The prices that the Company charges are determined locally, and typically vary by the volume or weight, type of waste collected, frequency of collections, distance to final disposal sites, labor costs and amount and type of equipment furnished to the customer.

        Depreciation and amortization. Depreciation and amortization expense was $4,501,000 and $692,000 for the years-ended 1998 and 1997, respectively. The increase of $3,809,000 was primarily due to the additional depreciation and amortization related to the Company's 34 acquisitions completed during 1998. During 1998, the Company purchased property and equipment of approximately $24,298,000 related to the acquisitions. ($7,522,000 of this amount was for assets under development not placed into service in 1998.) Goodwill and other intangible assets totaling approximately $35,171,000 were also recorded in connection with the acquisitions. In addition, the Company purchased approximately $3,094,000 of property and equipment necessary for its ongoing operations, including costs to improve efficiencies at several of the acquired companies. Finally, landfill amortization costs in Vermont increased due to increased usage of the Moretown landfill in 1998. The Company had costs of approximately $5,456,000 for construction of Cell 2 at the Moretown landfill and other development costs related to the Mostoller and South Hadley landfill and the Transfer Station in Oxford Massachusetts totaling approximately $480,000. These costs did not impact operating results as they were not placed into service in 1998.

        Acquisition integration costs. The Company defines Acquisition Integration Costs as costs incurred, after an acquisition is closed, to integrate the acquired operation with the Company's existing operation. These costs are separate from any obligations or consideration paid to the seller. These costs include one-time, non-recurring costs, which in the opinion of Company management have no future value and are expensed as incurred. The majority of the items identified as Acquisition Integration Costs are related to
1). Health and Safety, 2). Name Change, 3). Information Systems, 4). Employee Severance and Retention, and 5). Physical Operation Relocation Costs. These charges are accrued as the costs are incurred. While acquisition integration cost activities are generally completed within one year from the date of acquisition, new expenses and accruals are booked each quarter as they are incurred. Acquisition integration costs totaled $1,864,000 for 1998.

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

        Selling, general and administrative expenses. Selling, general and administrative expenses increased $2,344,000 in 1998 to $4,482,000 from $2,138,000 in 1997. As a percentage of revenue, selling, general and administrative expenses decreased to 21.3% in 1998 from 61.8% in 1997. The dollar increase was due to efforts by the Company to build infrastructure, to sustain its significant growth through acquisition and to support corporate initiatives designed to implement its strategy. The Company expects spending growth to continue moderately into 1999 as the Company continues to implement its growth through acquisition strategy. The decrease as a percentage of revenue was primarily due to the expanded revenue base and related efficiencies, as the Company is able to purchase "tuck-in" acquisitions that increase revenues and improve margins without adding significant administrative costs. The Company anticipates that in future periods its selling, general and administrative expenses should continue to decrease as a percentage of revenue as it leverages its current corporate overhead to revenue growth primarily through acquisitions.

        Restructuring. During 1996, the Company announced its intention to restructure the Company's operations to focus its resources and activities on developing an integrated solid waste management operation. See footnote 16
"Restructuring" in the financial statements included in Item 8. The restructuring was completed in 1997. Restructuring charges for 1997 totaled $596,000 which consisted of costs incurred for employee severance, non-cancelable lease commitments, professional fees and litigation costs. No charges were recorded in 1998.

        Royalty and other expense. Royalty and other expenses were approximately $134,000 and $516,000 in 1998 and 1997, respectively. Royalty and other expenses relate to the Company's medical waste treatment proprietary technologies.

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

Liquidity and Capital Resources

        The Company's business is capital intensive. The Company's capital requirements, which are substantial, include acquisitions, property, equipment, capital expenditures for landfill cell construction, landfill development and landfill closure activities. Principally due to these factors, the Company may incur working capital deficits. The Company plans to meet its capital needs through various financing sources, including internally generated funds, equity securities and debt. On May 13, 1998, the Company closed on an offering of $60.0 million 7% Convertible Subordinated Notes which resulted in net proceeds to the Company of approximately $58.3 million. On March 2, 1999, the Company completed a private offering of 11 1/2% Senior Notes in the aggregate principal amount of $100 million due January 15, 2006 which resulted in net proceeds to the Company of approximately $97.3 million. In August 1999, the Company issued 2,239,745 shares of its common stock at $7 per share in a private placement for proceeds totaling approximately $15.7 million. In December 1999, the Company issued 15,000 shares of Series D Preferred Stock in a private placement for proceeds totaling approximately $15 million. The Company has used the proceeds from these debt and equity offerings to complete various acquisitions and construction projects during 1998 and 1999. The Company intends to use the balance of the proceeds for general corporate purposes, construction projects and working capital. In March 1999, approximately $10,390,000 of the 7% Convertible
Subordinated Notes were exchanged into common stock through an exchange offering. On February 15, 2000 approximately $22.6 million of the 7% Convertible Subordinated Notes and approximately $15.4 million of the 11 1/2% Senior Notes were exchanged into an aggregate of 38,531 shares of the Company's Series E Convertible Preferred Stock through an exchange offering.

        The Company maintains an acquisitions department that is responsible for the identification, due diligence, negotiation and closure of acquisitions. The Company believes that a combination of internally generated funds, additional debt and equity financing will provide adequate funds to support the Company's cost structure, acquisition strategy and working capital requirements for the foreseeable future. The Company intends to continue its strategy to aggressively pursue and develop an integrated solid waste management company, primarily through acquisitions. There can be no assurance that additional debt or equity financing will be available, or available on terms acceptable to the Company. Any failure of the Company to obtain required financing would have a material adverse effect on the Company's financial condition and results of operation.

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

         During 1999, the Company acquired a total of 13 companies, including, five collection companies and a landfill in Central Pennsylvania, one collection company in Vermont, two collection companies, two transfer stations and a paper recycling plant in Eastern New England, two collection companies and a transfer station in Upstate New York and a collection company and transfer station in the Baltimore, Maryland/Washington D.C region. The acquisitions have all been recorded using the purchase method of accounting and accordingly, the results of operations of the acquired companies are included in the consolidated statements of operations since the respective dates of acquisition. The aggregate cost of the acquisitions was approximately $124,451,000 consisting of approximately $84,063,000 in cash, $19,338,000 in common stock, $11,615,000 in Series C
Preferred Stock and $9,435,000 in assumed liabilities. The acquisitions have combined annual revenues of approximately $42.0 million. The acquisitions have been accounted for using the purchase method of accounting. The purchase prices were allocated to the assets and liabilities of the acquired companies based on their respective fair values at the dates of acquisition as follows: property and equipment of approximately $110,211,000, intangible assets of $10,721,000 and other assets of $3,519,000. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $8,512,000 has been recorded as goodwill and is being amortized on a straight-line basis over forty years. The acquisitions have combined annual revenues of approximately $42.0 million. Acquisition integration costs for the year ended December 31, 1999, related to the acquisitions in all regions were approximately $2,853,000.

        The Company generated net cash from operating activities for 1999 approximately $9,793,000. In 1998, the Company generated net cash of approximately $592,000 from operating activities. The improved cash flow from operations in 1999 was due primarily to the increased revenues, which were offset by related increases in cost of operations, integration costs and selling, general and administrative expenses. The remainder of the cash flow increase was due to changes in the operating assets and liabilities including increases in accounts payable, accrued expenses and deferred revenue. These were offset by an increase in accounts receivable.

        EBITDA increased by approximately $2,525,000 during 1999 to approximately $4,655,000 from EBITDA of approximately $2,130,000 in 1998. As a percentage of revenue, EBITDA decreased to 8.5% during 1999 from 10.1% in 1998. Adjusted EBITDA increased by approximately $3,278,000 during 1999 to approximately $7,508,000 from Adjusted EBITDA of approximately $4,230,000 in 1998. As a percentage of revenue, Adjusted EBITDA decreased to 13.7% in 1999 compared to 20.9% in 1998. The decrease in EBITDA as a percentage of revenue was primarily due to the change in revenue mix, with increased revenue coming from collection and transfer operations, which typically experience much higher operating expenses than landfill operations.

        Net cash used by investing activities during 1999 was approximately $114,915,000 compared to cash used by investing activities of approximately $71,939,000 in 1998. Of the net cash used by investing activities in 1999, approximately $84,063,000 million was used for the acquisition of landfill, collection and transfer operations in Vermont, Central Pennsylvania, Eastern New England and Upstate New York. Additional capital expenditures of approximately $850,000 were made to increase operating efficiencies at the Company's Vermont, Central Pennsylvania, Eastern New England and Upstate New York operations. Other investing activity included the acquisition of various long-term permits necessary to operate the landfills and for long-term prepaid disposal costs. The net cash used by investing activities for 1998 was primarily due to the acquisitions of landfill, collection and transfer operations in Vermont, Central Pennsylvania, Eastern New England and Upstate New York. In addition, the Company placed deposits for future acquisitions totaling $2,211,000. Additional capital expenditures of approximately $9,032,000 were made to develop Cell 2 at the Company's Moretown landfill and to increase operating efficiencies at the Company's Vermont, Central Pennsylvania, Eastern New England and Upstate New York operations.

        The Company's capital expenditures and capital needs for acquisitions have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to complete acquisitions.

        Net cash provided by financing activities during 1999 was approximately $117,800,000 compared to $68,576,000 in 1998. The increase in 1999 was due primarily to the receipt of the proceeds of $100,000,000 related to the Senior Notes and borrowings under the Company's bank credit facility of $17,500,000. The proceeds were offset by principal repayments of debt of approximately $23,000,000. The Company also raised approximately $30,000,000 from two private placements of its Common and Preferred Stock.

        On August 3, 1999, the Company entered into a $25 million secured revolving credit facility with The BankNorth Group, N.A. to fund acquisitions and for general working capital purposes. The revolving credit agreement has a term of three years, provides for an interest rate based on LIBOR or Prime, and includes other terms and conditions customary for secured revolving credit facilities.

        At December 31, 1999, the Company had borrowed $17.5 million against the credit facility.

        At December 31, 1999, the Company had approximately $174.1 million of short-term and long-term debt.

        Based upon its current operating plan, the Company believes that its cash and cash equivalents, available borrowing capacity, future cash flow from operations and the proceeds of future debt and equity financings will satisfy the Company's working capital needs for the foreseeable future. However, there can be no assurances in this regard. See Certain Factors Affecting Future
Operating Results-Substantial Increased Leverage," and "Uncertain Ability to Finance the Company's Growth."

Certain Factors Affecting Future Operating Results

History of Losses

During the fiscal years ending December 31, 1999, 1998 and 1997, the Company suffered net losses (including non-recurring charges) of approximately $28,480,000, $6,496,000, and $5,589,000, respectively, on revenues of approximately $54,660,000 $21,045,000, and $3,458,000, respectively. Following its restructuring in 1996 in which the Company directed its focus on becoming an integrated solid waste management company, the Company implemented a business strategy based on aggressive growth through acquisitions. The Company's ability to become profitable, and to maintain such profitability, as it pursues its business strategy will depend upon several factors, including its ability to (i) execute its acquisition strategy and expand its revenue generating operations while not proportionately increasing its administrative overhead, (ii) locate sufficient additional financing to fund acquisitions, and (iii) continually adapt to changing conditions in the competitive market in which it operates. Outside factors, such as the economic and regulatory environments in which it operates will also have an effect on the Company's business.

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

Uncertain Ability to Finance the Company's Growth

The Company will require substantial funds to complete and bring to commercial viability all of its currently planned projects. The Company also anticipates that future business acquisitions will require financing through cash from operations, borrowings under its bank credit facility, offering the Company's stock as consideration. Therefore, the Company's ability to satisfy its future capital and operating requirements is dependent on a number of pending or future financing activities, none of which is assured successful completion.

Ability to Manage Growth

The Company's objective is to continue to grow by expanding its services in markets where it can be one of the largest and most profitable fully-integrated solid waste management companies. Accordingly, the Company may experience periods of significant rapid growth. Such growth, if it were to occur, could place a significant strain on the Company's management and its operational, financial and other resources. It cannot be assured that the Company will be able to expand its operational and financial systems and controls or recruit the appropriate personnel in an efficient manner at a pace consistent with such contemplated growth.

Uncertain Ability to Attract and Retain Personnel

 The Company's future success is highly dependent upon the ability to identify, hire, train and motivate a sufficient number of highly qualified personnel for the Company's planned growth. The Company faces competition for recruiting qualified personnel from our competitors, other companies not in the waste management industry, government entities and other organizations. It cannot be assured that the Company will be successful in attracting and retaining qualified personnel as required for planned operations.

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

Dependence on Management

The Company's future success is highly dependent upon the services of its executive officers, particularly Philip Strauss, Chairman, Chief Executive Officer and President of the Company, and Robert Rivkin, Executive Vice President-Acquisitions, Treasurer and Secretary of the Company. The Company has obtained key executive insurance policies in the amount of $1.0 million with respect to each of Messrs. Strauss and Rivkin. Should the Company lose the services of either of them for a significant period of time, the Company could experience a disruption in its operations that could potentially cause the Company to miss an acquisition, fail to complete a project on a timely basis or manage growth at a critical juncture.

Failed Acquisitions or Capital Projects

In accordance with generally accepted accounting principles, the Company records some expenditures and advances relating to acquisitions, pending acquisitions and landfill projects as assets on the balance sheet, then amortize or depreciate these capitalized expenditures and advances over time, usually matching an asset's depreciation against the revenues it generates. The Company also has an accounting policy to record as an expense in the current accounting period all unamortized capital expenditures and advances relating to any operation that is permanently shut down, any acquisition that will not be consummated, and any landfill project that is terminated. As a result of these accounting practices, the Company may have to record the entire capitalized expenditure of any failed acquisition or terminated project as a charge against earnings in the accounting period in which the failure or termination occurs. A large unexpected expense against typical earnings could have a material adverse effect on the Company's results of operations, financial condition and the business.

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

Geographic Concentration of Operations

The Company has established solid waste management operations in Vermont, Central Pennsylvania, Eastern New England, Baltimore, MD/Washington D.C. and Upstate New York. Since the Company's current primary source of revenues will be concentrated in these geographic locations, the Company's business, financial condition and results of operations could be materially affected by, without limitation, the following: (i) downturns in these local economies, (ii) severely harsh weather conditions and (iii) state regulations. Additionally, the growing competition within the local economies for waste streams may make it increasingly difficult to expand within these regions. There can be no assurance that the Company will be able to continue to increase the waste stream to its landfills or be able to expand its geographic markets to mitigate the effects of adverse events that may occur in these regions.

Seasonality

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

Performance or Surety Bonds and Letters of Credit

The Company may be required to post a performance bond, surety bond or letter of credit to ensure proper closure and post-closure monitoring and maintenance at its landfills and transfer stations. It cannot be assured that the Company will be able to obtain the required performance bonds, surety bonds or letters of credit in sufficient amounts or at acceptable rates.

Environmental Impairment Liability Insurance

The Company has environmental impairment liability insurance policies at each of its operating landfills, which cover claims for sudden or gradual onset of environmental damage at its landfills, in addition to a $20 million umbrella policy as excess coverage. If the Company were to incur liability for environmental damage in excess of its primary insurance limits, its financial condition, results of operations and liquidity could be adversely affected. The Company carries a $2 million comprehensive general liability insurance policy which management considers adequate at this time to protect its assets and operations from other risks.

Adequacy of Accruals for Closure and Post-Closure Costs

The Company has material financial obligations relating to closure and post-closure costs of its existing landfills and any landfill it may purchase or operate in the future. The Company estimates and accrues closure and post-closure costs based on engineering estimates of landfill usage and remaining landfill capacity. There can be no assurance that the Company's financial obligations for closure and post-closure costs will not exceed the amount accrued.

Inflation

        The Company does not believe its operations have been materially affected by inflation.


Item 8.  Financial Statements and Supplementary Data

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements



                                                                          Page

Independent Auditors' Report                                               28

Consolidated Balance Sheets at December 31, 1999 and 1998                  29

Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998, and 1997                                        30

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997                                         31

Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1999, 1998 and 1997                     32

Notes to Consolidated Financial Statements                              33-46

                          Independent Auditors' Report




The Board of Directors
Waste Systems International, Inc.:



We have audited the accompanying consolidated balance sheets of Waste Systems International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Systems International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


KPMG LLP


Boston, Massachusetts
March 28, 2000

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                   December 31,        December 31,
                                                                                       1999                1998
                                  Assets
Current assets:
      Cash and cash equivalents                                                    $  12,871,773      $     193,613
      Accounts receivable, less allowance for doubtful accounts of
        $815,219  at December 31, 1999 and $222,028 at December 31,1998                9,294,149          5,235,534
      Prepaid expenses and other current assets  (Note 4)                              2,463,005          4,769,285
                                                                                   --------------      -------------

        Total current assets                                                          24,628,927         10,198,432

Property and equipment, net (Notes 3 and 5)                                          174,957,281         44,685,735
Intangible assets, net (Notes 3 and 6)                                                47,860,406         38,059,374
Other assets                                                                           7,646,477          3,173,158
                                                                                   --------------     --------------
        Total assets                                                               $ 255,093,091      $  96,116,699
                                                                                   ==============     ==============



        Liabilities and Stockholders' Equity

Current liabilities:
      Current portion of long-term debt and notes payable (Note 7)                 $   1,383,995      $   8,259,922
      Accounts payable                                                                14,712,075          3,849,632
      Accrued expenses  (Note 8)                                                      14,734,758          2,742,539
      Deferred revenue                                                                 1,893,576          1,866,128
                                                                                   --------------     --------------
        Total current liabilities                                                     32,724,404         16,718,221

Long-term debt and notes payable (Note 7)                                            172,715,823         74,861,187
Landfill closure and post-closure costs (Note 10)                                      2,800,471          2,798,597
                                                                                   --------------     --------------
        Total liabilities                                                            208,240,698         94,378,005
                                                                                   --------------     --------------

Commitments and Contingencies (Notes 7 and 11)

Stockholders' equity (Notes 12, 13 and 14):
      Common stock, $.01 par value.  Authorized 75,000,000 shares;
        20,330,844 and 11,718,323 shares issued and outstanding
        at December 31, 1999 and December 31, 1998, respectively                         203,309            117,184
      Series D Preferred Stock $.001 par value Authorized 1,000,000 shares;
         Preferred Stock; 20,500 shares designated, 15,000 and 0 shares issued
         and outstanding at December 31, 1999 and 1998, respectively.                 15,000,000                  -
      Additional paid-in capital                                                      96,318,442         37,810,712
      Accumulated deficit                                                            (64,669,358)       (36,189,202)
                                                                                   ---------------    --------------
        Total stockholders' equity                                                    46,852,393          1,738,694
                                                                                   ---------------    --------------

        Total liabilities and stockholders' equity                                 $ 255,093,091      $  96,116,699
                                                                                   ===============    ==============



          See accompanying notes to consolidated financial statements.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                                   Years ended December 31,
                                                             1999                      1998                 1997
                                                             ----                      ----                 ----


Revenues                                                 $ 54,666,320            $ 21,044,584          $ 3,457,692

Cost of operations:
     Operating expenses                                    37,921,091              12,399,529            1,718,214
     Depreciation and amortization                         11,974,460               4,501,424              692,224
     Acquisition integration costs (Note 3)                 2,852,736               1,864,535                    -
     Write-off of project development costs (Note 17)               -                 235,464            1,495,388
                                                           -----------           ------------         -------------
       Total cost of operations                            52,748,287              19,000,952            3,905,826

       Gross profit (loss)                                  1,918,033               2,043,632             (448,134)

Selling, general and administrative expenses                9,237,049               4,482,478            2,138,180
Restructuring (Note 16)                                             -                       -              596,426
                                                          -------------          -------------        --------------

         Loss from operations                              (7,319,016)             (2,438,846)          (3,182,740)

Other income (expense):
     Royalty and other income (expense), net (Note 15)     (1,259,148)               (134,455)              (515,875)
     Interest income                                          479,755                 441,069                172,363
     Interest expense and financing costs                 (14,579,571)             (4,073,693)            (1,354,614)
     Non-cash charge for debt conversion (Note 7)          (5,583,717)
     Write-off of accounts receivable  (Note 15)                    -                       -               (568,217)
                                                       ----------------          -------------        ---------------

         Total other income (expense)                     (20,942,681)             (3,767,079)            (2,266,343)

         Loss before income tax expense/(benefit),        (28,261,697)             (6,205,925)            (5,449,083)
         and extraordinary item

Income tax expense/(benefit) (Note 9)                          (5,899)                 43,174                  5,622

         Loss before extraordinary item                   (28,255,798)             (6,249,099)            (5,454,705)

Extraordinary item - loss on extinguishment of debt          (224,358)               (246,535)              (133,907)

         Net Loss                                         (28,480,156)             (6,495,634)            (5,588,612)

Preferred stock dividends                                           -                (887,869)              (133,907)
                                                        --------------            -------------          ------------

     Net loss available for common shareholders          $(28,480,156)           $ (7,383,503)          $ (5,722,519)

Basic net loss per share:
     Loss from before extraordinary item                  $    (1.81)             $    (0.97)            $    (1.51)
     Extraordinary item                                        (0.01)                  (0.03)                 (0.04)
                                                               ------                  ------                 ------
Basic net loss per share                                  $    (1.82)             $    (1.00)            $    (1.55)


Weighted average number of shares used in
     Computation of basic net loss per share                15,588,959               7,389,547              3,612,623


          See accompanying notes to consolidated financial statements.



               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                            Years ended December 31,
                                                                              -----------------------------------------------------
                                                                                    1999              1998              1997
                                                                              -----------------------------------------------------

Cash flows from operating activities:
     Net loss                                                                    $ (28,480,156)     $ (6,495,634)    $ (5,588,612)
     Adjustments to reconcile net loss to net cash provided (used) by operating activities:
        Depreciation and amortization                                                11,974,460         5,248,354          900,549
        Non-cash charge for equity conversion                                         5,583,717                 -                -
        Extraordinary loss on extinguishment of debt                                    224,358           246,535          133,907
        Accrued landfill closure and post-closure costs                                 748,486         1,154,597          124,000
        Write-off of project development costs                                                -           235,284        1,495,388
        Write-off of accounts receivable                                                      -                 -          568,217
        Issuance of common stock for services                                                 -            12,500           44,854
        Allowance for doubtful accounts                                                 415,225           176,195           23,333
        Changes in assets and liabilities:
           Accounts receivable                                                      (2,202,303)        (2,004,616)          73,503
           Prepaid expenses and other current assets                                  3,553,471          (861,529)        (242,092)
           Accounts payable                                                           7,877,446         1,372,730       (1,175,139)
           Accrued expenses                                                          10,645,929           640,869           62,463
           Deferred revenue                                                            (547,650)        1,645,124                -
           Restructuring                                                                      -          (778,609)      (1,006,488)
                                                                                   ------------       -------------    -------------
Net cash provided (used) by operating activities                                      9,792,983           591,800       (4,586,117)

Cash flows from investing activities:
     Proceeds from sale of assets                                                             -                 -          800,000
     Net assets acquired through acquisitions                                      (84,063,076)       (58,340,223)                -
     Restricted cash and securities                                                           -            214,158          956,017
     Landfills and other development projects                                      (19,362,028)        (5,472,136)        (571,420)
     Land, buildings, facilities and improvements                                     (850,050)          (664,264)                -
     Machinery and equipment                                                        (1,931,135)          (189,215)        (114,330)
     Rolling stock                                                                  (1,328,563)        (1,403,747)        (122,905)
     Containers                                                                     (1,176,606)          (617,813)        (189,109)
     Office furniture and equipment                                                   (886,585)          (684,515)                -
     Deposits for future acquisitions                                                         -        (2,210,667)                -
     Intangible assets                                                              (1,628,155)          (709,881)                -
     Landfill closure costs                                                         (1,954,771)                 -                -
                                                                                  -------------        -------------    ------------
     Other assets                                                                   (1,733,687)        (1,860,527)         (52,127)
                                                                                  -------------        -------------    ------------
           Net cash provided (used) by investing activities                       (114,914,656)       (71,938,830)          706,126
                                                                                 --------------        ------------     ------------
Cash flows from financing activities:
     Proceeds from the private placement of common stock                             15,678,216                 -                -
     Proceeds from the private placement of Series D preferred stock                 15,000,000                 -                -
     Repurchase of common stock                                                     (3,229,064)                 -                -
     Deferred financing and registration costs                                      (4,234,358)       (1,808,962)          (56,098)
     Repayments of notes payable and long-term debt                                (23,006,422)      (15,217,063)       (2,445,476)
     Borrowings from notes payable and long-term debt                               117,500,000        86,449,857        1,143,861
     Proceeds from issuance of common stock                                              91,461            40,406          686,724
     Proceeds from issuance of Series A preferred stock                                       -                 -        7,250,478
     Dividends paid                                                                           -         (887,869)                -
                                                                                ----------------   --------------       ------------
           Net cash provided by financing activities                                117,799,833        68,576,369        6,579,489
                                                                                ---------------    ---------------       -----------
Increase (decrease) in cash and cash equivalents                                     12,678,160       (2,770,661)        2,699,498
Cash and cash equivalents, beginning of period                                          193,613         2,964,274          264,776
                                                                                -----------------      ----------      -------------
Cash and cash equivalents, end of period                                          $  12,871,773        $  193,613      $ 2,964,274
                                                                                ====================================================


        See accompanying notes to consolidated financial statements.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity




                                                                                                                            Total
                              Preferred     Preferred      Preferred       Preferred                   Additional           Stock-
                                 Stock         Stock          Stock          Stock                        paid    Accumu-   holders
                               Series A      Series B       Series C        Series D      Common Stock    -in      lated    equity
                            Shares  Amount Shares  Amount  Share  Amount Shares  Amount  Shares  Amount  Capital  deficit  (deficit)

Balance,
    December 31, 1996        -        -       -      -       -      -    -     -  3,360,514 33,606 21,334,447(23,217,087)(1,849,034)

Common stock issued in
a private placement          -        -       -      -       -      -     -      -    172,000  1,720    428,280     -        430,000

Issuance of Series A
Convertible Preferred
Stock, June 1997         97,380  9,737,807    -      -       -      -     -      -                     (892,475)    -      8,845,332

Purchase minority
interest in the
Company's collection
operations in Vermont,
September 1997               -        -       -      -       -      -     -      -     18,667    187     69,813     -         70,000

Exercise of Series E
Warrants to purchase
901 shares of common
stock at $17.50 per
share, November 1997         -        -       -      -       -      -     -      -        901      9     15,785     -         15,764

Conversion of Series
A Convertible
Preferred Stock for
common stock at $1.406
per share, September
and October 1997        (4,800)  (480,000)    -      -       -      -     -      -    341,334  3,413    476,587                   -

Issuance of Series
B Convertible
Preferred Stock, 6%
cumulative annual
dividend, convertible
into common stock at
$6.26 per share,
December. 30, 1997           -       -    40,488 4,048,750  -       -     -      -         -       -        -     -      4,048,750

Net loss for year
ended December 31,
1997                         -       -        -      -      -      -      -      -         -       -        - (5,588,612)(5,588,612)

                        ------------------------------------------------------------------------------------------------------------

Balance, December 31,
 1997                  92,580  9,257,807 40,488 4,048,750   -      -      -      -  3,893,415 38,935 21,432,437(28,805,699)5,972,230

Conversion of Series B
Preferred Stock to
common stock                -        -  (40,488)(4,048,750) -      -      -      -    623,808  6,238  4,042,512         -         -

Conversion of Series A
Preferred stock to
common stock          (92,580)(9,257,807)     -      -      -      -      -      -  6,590,577 65,906  9,191,901         -         -

Expenses associates with
equity transactions         -        -        -      -      -      -      -      -         -      -    (256,101)        -  (256,101)

Common stock issued for
services                    -        -        -      -      -      -      -      -     14,766    148     12,352         -     12,500

Common stock issued ins
business combinations       -        -        -      -      -      -      -      -    567,032   5,670 3,347,494         -  3,353,164

Exercise of options to
purchase common stock       -        -        -      -      -      -      -      -     28,725     287    40,117         -     40,404

Diviends paid on preferred
stock                       -        -        -      -      -      -      -      -          -       -       -   (887,869) (887,869)

Net loss for the year
ended December 31, 1998     -        -        -      -      -      -      -      -          -       -       - (6,495,634)(6,495,634)
                           --------------------------------------------------------------------------------------------------------

Balance, December 31,
 1998                       -        -        -      -      -      -      -     - 11,718,323 117,184 37,810,712(36,189,202)1,738,694

Conversion of Convertible
Subordinated Notes into
common stock                -        -        -      -      -      -      -      - 2,244,109  22,452 10,423,133        -  10,445,585

Non cash charge from
conversion of Convertible
Subordinated Notes into
common stock                -        -        -      -      -      -      -      -        -       -   5,583,717        -   5,583,717

Repurchase of common
 stock                      -        -        -      -      -      -      -      -  (574,978) (5,750)(3,223,313)       - (3,229,063)

Common and preferred
stock issued in
private placements          -        -        -      -      -      - 15,000 15,000,000 2,239,745 22,397 15,655,819     -  30,678,216

Common and Preferred
stock issued in
business combinations       -        -        -     -  1,000 11,615,000   -      -  2,904,330  29,037 19,309,202       -  30,953,239

Exercise of options to
purchase common stock       -        -        -     -      -       -      -      -     36,315     359     91,101       -      91,460

Conversion of Series C
Preferred Stock to
common stock                -        -        -    -(1,000)(11,615,000)   -      -  1,763,000  17,630 11,597,370      -           -

Expenses associates with
equity transactions         -        -        -     -      -       -      -      -         -       -     (929,299)    -    (929,299)

Net loss for the year
ended December 31,
1999                        -        -        -     -      -       -      -      -         -       -       -(28,480,156)(28,480,156)
                       -------------------------------------------------------------------------------------------------------------
Balance, December 31,
1999                        -        -        -     -      -       -       15,000,000       203,309          (64,669,358) 46,852,393
                                                                     15,000        20,330,844     96,318,442
                       ============================================================================================================


           See accompanying notes to consolidated financial statements

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  1.      Business and Nature of Operations

The Company is an integrated solid waste management company providing non-hazardous waste collection, recycling, transfer and disposal services to approximately 73,000 commercial, industrial, residential and municipal customers located in five regions in the Northeast and Mid-Atlantic regions of the country as of December 31, 1999. The Company is achieving significant growth by implementing an active acquisition strategy. (See Note 3).

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

Cash and Cash Equivalents: All short-term investments, which have an original maturity of 90 days or less, and are valued at cost plus accrued interest, which, approximates market, are considered to be cash equivalents.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards No. 107, "Disclosures About the Fair Value of Financial Instruments", requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. Management has determined that the carrying value of its financial assets and liabilities approximates fair value at December 31, 1999.

Property and Equipment: Property and equipment are stated at cost. The cost of all routine maintenance and repairs are charged to operations as incurred. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

            Transfer Stations, buildings and improvements          10-30 years
            Machinery and equipment                                 3-10 years
            Rolling stock                                           3-10 years
            Containers                                              5-10 years
            Office furniture and equipment                           3-5 years

Capitalization of landfill development costs begins upon determination by the Company of the economic feasibility or extended useful life of each landfill acquired as a result of comprehensive engineering and profitability studies and with the signing of landfill management contracts for facilities operated by the Company that are not owned. Capital costs include land acquisition, engineering, legal, and other direct costs associated with the permitting, development and construction of new landfills, expansions at existing landfills, and landfill cell development. These costs are capitalized until all permits are obtained and operations have commenced.

Interest is capitalized on landfill development costs related to permitting, site preparation, and facility construction during the period that these assets are undergoing activities necessary for their intended use. Interest costs of approximately $1,516,000, $360,000, and $24,000 were capitalized during 1999, 1998 and 1997, respectively.

Landfill development costs are amortized using the unit-of-consumption method, which is calculated using the total units of airspace filled during the year in relation to total estimated permitted airspace capacity. The determination of airspace usage and remaining airspace capacity is an essential component in the amortization calculation. The determination is performed by conducting annual topography surveys of the Company's landfill facilities to determine remaining airspace capacity in each landfill. The surveys are reviewed by the Company's consulting engineers, the Company's internal operating and engineering staff, and its financial and accounting staff. Current year-end remaining airspace capacity is compared with prior year-end remaining airspace capacity to determine the amount of airspace used during the current year. The result is compared against the airspace consumption figures used during the current year for accounting purposes to ensure proper recording of the amortization provision. The reevaluation process did not materially impact results of operations for any years presented.

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

Intangible Assets: The Company records the excess of the purchase price over the fair market value of the net identifiable assets of an acquired company as goodwill. Goodwill is amortized on a straight-line basis over forty years. Other intangible assets include customer lists and covenants not to compete, which are amortized on a straight-line basis over a period not to exceed ten years and over the term of the agreement, respectively. The Company evaluates the periods of amortization continually to determine whether subsequent events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized cost shall be allocated to the remaining period in the revised useful life.

Landfill Closure and Post-Closure Costs: The Company has a material financial obligation relating to closure and post-closure activities for landfills it owns or operates. Accordingly, the Company estimates and accrues closure and post-closure costs on a unit-of-consumption basis over each landfill's estimated remaining permitted airspace capacity. The accrual is based on final capping of the site, site inspection, leachate management, methane gas control and recovery, groundwater monitoring, and operation and maintenance costs to be incurred during the period after the facility closes. The estimated costs are expressed in current dollars and are not discounted to reflect timing of future expenditures. The Company has accrued approximately $2.8 million for closure and post-closure costs in both 1999 and 1998. The engineering and accounting staffs of the Company periodically review its future obligation for closure and post-closure costs. If estimates of the permitted air space capacity or the estimated costs of closure and post-closure have changed, the Company revises the rates at which it accrues the future costs.

The Company records reserves for landfill closure and post-closure costs, as necessary, as a component of the purchase price of facilities acquired, in acquisitions accounted for under the purchase method, when the acquisition is consummated.

Deferred Financing Costs: Deferred financing costs, which are included in other assets, are amortized on a straight-line basis over the life of the related notes payable or debt. There is not a material difference between using the straight-line method and the effective interest method.

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

Earnings Per Share: In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements. Weighted average number of common and common equivalent shares outstanding and earnings per common and common equivalent shares have been restated to give effect to a one-for-five reverse stock split effective February 18, 1998.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of: The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of", on January 1, 1997, for the year ended December 31, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity in 1999, 1998 or 1997.

Reclassifications: Certain amounts in prior year financial statements have been reclassified to conform to their 1999 presentation.


Note  3.  Acquisitions

During 1999, the Company acquired a total of 13 companies, including, five collection companies and a landfill in Central Pennsylvania, one collection company in Vermont, two collection companies, two transfer stations and a paper recycling plant in Eastern New England, two collection companies and a transfer station in Upstate New York and a collection company and transfer station in the Baltimore, Maryland/Washington D.C region. The acquisitions have all been recorded using the purchase method of accounting and accordingly, the results of operations of the acquired companies are included in the consolidated statements of operations since the respective dates of acquisition. The aggregate cost of the acquisitions was approximately $124,451,000 consisting of approximately $84,063,000 in cash, $19,338,000 in common stock, $11,615,000 in Series C
Preferred Stock and $9,435,000 in assumed liabilities. The acquisitions have combined annual revenues of approximately $42.0 million. The acquisitions have been accounted for using the purchase method of accounting. The purchase prices were allocated to the assets and liabilities of the acquired companies based on their respective fair values at the dates of acquisition as follows: property and equipment of approximately $110,211,000, intangible assets of $10,721,000 and other assets of $3,519,000. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $8,512,000 has been recorded as goodwill and is being amortized on a straight-line basis over forty years.

During 1998, the Company acquired a total of 34 companies, including eleven collection companies (one of which included a transfer station) in Vermont, five collection companies and two landfills in Central Pennsylvania, three collection companies and a transfer station in Eastern New England and twelve collection companies (one of which included a transfer station) in Upstate New York. The aggregate cost of these acquisitions was approximately $63.2 million consisting of approximately $58.3 million in cash, $3.4 million in stock and approximately $1.5 million in assumed liabilities. The acquisitions have all been recorded using the purchase method of accounting and accordingly, the results of operations of the acquired companies are included in the consolidated statements of operations since the respective dates of acquisition. The purchase prices were allocated to the assets and liabilities of the acquired companies based on their respective fair values at the dates of acquisition as follows: the Company acquired property and equipment of $24,298,000, intangible assets of $38,524,000 and other assets of $337,000.

The Company defines acquisition integration costs as costs incurred, after an acquisition is closed, to integrate the acquired operation with the Company's existing operation. These costs are separate from any obligations or consideration paid to the seller. These costs include one-time, non-recurring costs, which in the opinion of Company management have no future value and are expensed as incurred. The majority of the items identified as acquisition integration costs are related to: 1). Health and Safety, 2). Name Change, 3). Information Systems, 4). Employee Severance and Retention, and 5). Physical Operation Relocation Costs. These charges are accrued as the costs are incurred. While acquisition integration cost activities are generally completed within one year from the date of acquisition, new expenses and accruals are booked each quarter as they are incurred. Acquisition integration costs totaled approximately $2,853,000 and $1,864,000 for 1999 and 1998, respectively.

The following unaudited pro forma financial information presents the combined results of operations of the Company and the aggregate of the acquired entities for the years ended December 31, 1999 and 1998, as if the acquisitions had occurred as of January 1, 1999 and 1998, respectively, after giving effect to certain adjustments, including amortization of intangibles and additional depreciation of property and equipment. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the aggregate of the acquired entities constituted a single entity during such period.

                       December 31,1999 December 31, 1998
                             (Unaudited) (Unaudited)

        Net revenues              $ 70,461,000            $71,311,000
                                  ============            ===========

        Net loss                  $(25,298,000)           $(9,088,000)
                                  =============           ============

        Basic loss per share      $      (1.62)           $     (1.23)
                                  ============            ============


Note  4.      Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following;
                                                        December 31,
                                                  1999                1998
  Deposits for future acquisitions           $          -         $ 2,210,667
  Prepaid disposal costs                        1,455,112           1,922,792
  Other prepaid expenses                        1,007,893             635,826
                                             ------------        ------------

  Total prepaid expenses
     and other current assets                $  2,463,005         $ 4,769,285
                                             ============         ===========


Note  5.      Property and Equipment

Property and equipment are stated at cost and consist of the following;

                                                               December 31,
                                                    1999               1998
 Landfills                                     $ 70,206,638       $ 18,631,409
 Transfer Stations, buildings and improvements   77,445,686          4,701,245
 Machinery and equipment                          9,028,635          3,038,700
 Rolling stock                                   16,175,247          8,980,626
 Containers                                       9,455,373          4,104,397
 Capital Development Projects                     4,103,697          8,778,901
 Office furniture and equipment                   1,665,320            713,235
                                                ------------          ---------
                                                188,080,596         48,948,513

Less accumulated depreciation and amortization  (13,123,315)        (4,262,778)
                                                ------------        -----------

Property and equipment, net                     $174,957,281       $ 44,685,735
                                                ============       ============


Note  6. Intangible Assets

Intangible assets consist of the following;
                                                                 December 31,
                                                      1999             1998
 Goodwill                                       $ 40,791,022       $ 30,441,948
 Non-compete agreement                             5,792,435          4,333,685
 Customer lists                                    4,817,599          3,841,599
 Other                                               722,161            713,235
                                                  ----------           --------
                                                  52,123,217         39,330,467
Less accumulated amortization                     (4,262,811)        (1,271,093)
                                                  -----------       -----------
 Total intangible assets                        $ 47,860,406       $ 38,059,374
                                                ============       ============

Note 7.       Long-term Debt and Notes Payable

Long-term debt and notes payable consists of:
                                                          December 31,
                                                  1999                  1998
 11.5% Senior Notes                         $ 100,000,000  $               -
 7% Convertible Subordinated Notes             49,551,426            60,000,000
 BankNorth Group Credit Facility               17,500,000            10,000,000
 13% Short-term Notes                                  -              7,500,000
 10% Convertible Subordinated Debenture           450,000             1,850,000
 Capital Leases                                 1,104,288             1,201,516
 Equipment and Other Notes Payable              5,494,104             2,569,593
                                              -----------             ---------
                                              174,099,818            83,121,109

  Less current portion                          1,383,995             8,259,922
                                              ------------           ----------
  Long-term portion                         $ 172,715,823          $ 74,861,187
                                             =============          ============

Scheduled maturities of long-term debt and notes payable, excluding capital leases are as follows:

Payments due in the year ending December 31,

                  2000                                     $  1,291,582
                  2001                                        2,106,571
                  2002                                       18,346,981
                  2003                                          914,662
                  2004                                          784,308
                  Thereafter                                149,551,426

                                                         $  172,995,530

Senior Notes Offering and Debt Repayment. On March 2, 1999, the Company completed a private placement of $100.0 million of 11.5% Senior Notes (the "Senior Notes") and warrants to purchase an aggregate of 1,500,000 shares of the Company's common stock at an exercise price of $6.25 per share (the "Warrants"). The Senior Notes mature on January 15, 2006 and bear interest at 11.5% per annum, payable semi-annually in arrears on each January 15 and July 15, commencing July 15, 1999, subject to prepayment in certain circumstances. The interest rate on the Senior Notes is subject to adjustment upon the occurrence of certain events as provided in the Indenture for the Senior Notes offering. The Senior Notes may be redeemed at the option of the Company after March 2, 2003 at redemption prices set forth in the Senior Notes Indenture, together with accrued and unpaid interest. The Warrants are exercisable from September 2, 1999, through March 2, 2004. The number of shares for which, and the price per share at which, a Warrant is exercisable, are subject to adjustment upon the occurrence of certain events as provided in the Warrant Agreement. The net proceeds to the Company, after deducting the discount to the initial purchaser and related issuance costs, was approximately $97.3 million. The Company used a portion of the proceeds from the Senior Notes to repay existing debt and completed several acquisitions. The remainder was used for general corporate purposes.

Convertible Subordinated Notes. On May 13, 1998, the Company closed an offering of $60.0 million in 7% Convertible Subordinated Notes, which resulted in net proceeds to the Company of approximately $58.3 million. The Notes mature in May 2005, and bear interest at 7.0% per annum, payable semiannually in arrears on each June 30 and December 31. The shares are convertible at the option of the holder at any time and can be mandatorily converted by the Company after May 13, 2000, if the Company's Common Stock closing price equals or exceeds the conversion price of $10.00 per share for a period of 20 consecutive days. On March 31, 1999, the Company exchanged 2,244,109 shares of the Company's Common Stock for $10,449,000 of the Notes. The exchange price per share of $4.656 was equal to the closing of the Common Stock as reported by NASDAQ on that date. Interest on the Notes totaling approximately $183,000 was paid in cash. In connection with the conversion of debt into equity, the Company issued 1,199,252 shares of Common Stock in excess of the shares that would have been issued if the debt had been converted in accordance with its original terms. The Company recorded a non-cash charge of $5,583,717 attributable to the issuance of these additional shares of Common Stock, which has been offset in consolidated stockholders' equity by the additional deemed proceeds from the issuance of the shares.

Exchange Offer. On February 15, 2000, the Company closed an Exchange Offer for its $49,551,000 of Convertible Subordinated Notes due 2005 and its $100,000,000 Senior Notes due 2006. Approximately $15,355,000 principal amount of, plus accrued but unpaid interest on, its 11 1/2% Series B Senior Notes due 2006 and approximately $22,832,000 principal amount of, plus accrued but unpaid interest on, its 7% Convertible Subordinated Notes due 2005 were tendered and exchanged into shares of the Company's newly designated Series E Convertible Preferred Stock which carry an 8% dividend which is payable in kind or cash at the option of the Company. The Company issued an aggregate of 38,531 shares of its Series E Convertible Preferred Stock. The preferred stock is redeemable at any time by the Company at par plus accrued and unpaid dividends and, subject to any required stockholder approval, can be converted into shares of the Company's common stock at a price of $8.00 per share at any time at the option of the holder and can be mandatorily converted by the Company if its common stock closing price equals or exceeds $8.00 for a period of twenty consecutive trading days.

BankNorth Group Credit Facility: On August 3, 1999, the Company entered into a $25 million secured revolving credit facility with The BankNorth Group, N.A. to fund acquisitions and for general working capital purposes. The revolving credit agreement has a term of three years, provides for an interest rate based on LIBOR or Prime, and includes other terms and conditions customary for secured revolving credit facilities. At December 31, 1999, the Company had borrowed $17,500,000 against the credit facility and the interest rate at December 31, 1999 was 9.5%. At December 31, 1999 the Company was in violation of certain covenants required under the credit facility. The BankNorth Group agreed to waive the covenants at December 31, 1999.

13% Short-term Notes. At December 31, 1998 the Company had outstanding debt in the principal amount of $7,500,000 to BIII Capital Partners, L.P., a significant shareholder of the Company. The debt consisted of 13% Short Term Notes due June 30, 1999. The Short Term Notes were repaid in full in March 1999.

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

Capital Leases. The Company leases certain facilities, equipment, and vehicles under agreements, which are classified as capital leases.

Leased capital assets included in property and equipment are as follows:

                                                             December 31,
                                                   1999                  1998
 Land and Buildings                            $ 1,327,161          $ 1,327,161
     Accumulated depreciation                      (69,598)             (38,667)
                                                 ----------             --------

                                               $ 1,257,563          $ 1,288,494
                                               ===========           ===========

Future  minimum  lease   payments,   by  year  and  in  the   aggregate,   under
non-cancelable capital leases and operating leases with initial or remaining terms of one year or more at December 31, 1999 are as follows:

                                                   Capital        Operating
                                                   Leases           Leases
 Payments due in the year ending December 31,
        2000                                      $ 200,040      $   780,316
        2001                                        200,040          535,161
        2002                                        200,040          366,805
        2003                                        200,040           91,904
        2004                                        200,040                -
        Thereafter                                  566,780                -
                                                    -------        -----------
   Minimum lease payments                         1,566,980      $ 1,774,186
                                                                   ===========
   Less:  amount representing interest              462,692

   Present value of net minimum lease payments    1,104,288
       Less current portion                          92,413

       Long-term portion                        $ 1,011,875
                                                ===========

The Company's rental expense for operating leases was $809,368, $388,630, and $81,757 for the years ended December 31, 1999, 1998 and 1997, respectively.

Equipment and Other Notes Payable. The Company has entered into various financing agreements for certain rolling, stock and other machinery and equipment. These agreements range from three to five years with interest rates between 8% and 10%.The notes are secured by the related pieces of rolling, stock or machinery and equipment


Note  8. Accrued Expenses

Accrued expenses consisted of the following:

                                                        December 31,
                                                 1999                1998
  Interest                                   $ 7,457,319         $  212,191
  Acquisition integration costs                  304,400            676,703
  Professional and consulting fees               420,655            125,410
  Compensation and benefits                    1,809,348            432,089
  Other taxes and fees                           871,982            449,509
  Due to sellers for acquired businesses              -             260,000
  Accrued transportation and disposal costs      893,673            210,021
  Accrued operating costs                      1,807,769            143,600
  Other                                        1,169,612            233,016
                                               ---------            -------

                                             $ 14,734,758        $ 2,742,539
                                             ============         ===========

Note  9.      Income Taxes

Income tax expense (benefit) consists of:
                                         Current        Deferred          Total
 Year ended December 31, 1999:
      Federal                         $       -         $     -       $     -
      State                               (5,899)             -         (5.899)
                                       -----------     -----------     --------

                                      $  (5,899)        $      -      $ (5,899)
                                      =============    ============    ========

 Year ended December 31, 1998:
      Federal                         $         -       $    -        $     -
      State                              43,174              -          43,174
                                      --------------   ------------   ---------

                                      $  43,174         $    -        $ 43,174
                                     ===============    ============   ========

 Year ended December 31, 1997:
     Federal                           $    -           $    -        $     -
     State                                5,622              -           5,622
                                          -----              -          ------

                                        $ 5,62           $   -        $  5,622
                                      ==============    ==========      =======


A reconciliation between federal income tax expense (benefit) at the statutory rate and the Company's federal tax expense (benefit) is as follows for the years ended December 31:
                                          1999            1998           1997
                                     ------------------------------------------
 Statutory Federal income (benefit)  $(9,685,259)  $ (2,193,836)  $ (1,898,217)
 State Taxes, net of Federal
     income tax benefit               (2,791,406)    (3,460,328)      (530,947)
 Valuation allowance                  12,327,972      5,533,239      2,432,087
 Other                                   142,794        164,100          2,699
                                    -------------       -------      -----------

                                     $     (5,899)  $    43,174    $     5,622
                                     =============   ===========    ============

The tax effects of temporary differences between financial statement and tax accounting that gave rise to significant portions of the Company's net deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below.
                                         1999                       1998
                                   --------------          ----------------
Deferred tax assets:
  Accounts receivable allowance       $ 1,050,620             $     303,207
  Other accrued liabilities               523,354                   334,102
  Operating loss and credit
    carryforwards                      27,665,287                14,864,820
                                       ----------                ----------

  Gross deferred tax assets            29,239,261                15,502,129
  Less: valuation allowance           (26,983,155)              (14,655,182)
                                       -----------              ------------

  Net deferred tax assets               2,256,106                   846,947

Deferred tax liabilities:
 Property and equipment depreciation  (2,256,106)                  (846,947)
                                      -----------                 -----------
   Total deferred tax liabilities     (2,256,106)                  (846,947)
                                    ------------------            -----------
   Net deferred tax liability        $        -                $          -
                                    ==================         ==============

The Company has recorded a valuation allowance against its deferred tax assets because management believes that, after considering all available evidence, historical and prospective, with greater weight given to historical evidence, it is more likely than not that assets will not be realized.

At December 31, 1999 the Company had net operating loss carryforwards for Federal income tax purposes of approximately $64,000,000 which generally are available to offset future Federal taxable income, if any, and which expire during the years ending December 31, 2010 through 2019. The Company underwent an ownership change as defined in Internal Revenue Code Section 382 on June 30, 1997 and as a result will be restricted in its ability to use net operating loss carryforwards generated prior to the ownership change to offset future taxable income. The Company's future use of net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation generally equal to the product of the long-term tax exempt rate for June 1997 of 5.64% and the value of the Company as of June 30, 1997. As a result of this limitation a portion of the Company's Federal and state net operating loss carryforwards may expire unused. Additional net operating loss carryforwards and other tax attributes generated may also be limited in the event of certain changes in ownership of significant stockholders.


Note 10.      Landfill Closure and Post-Closure Costs

Landfills are typically developed in a series of cells, each of which is constructed, filled, and capped in sequence over the operating life of the landfill. When the final cell is filled and the operating life of the landfill is over, the final cell must be capped, the entire site must be closed and post-closure care and monitoring activities begin. The Company will have material financial obligations relating to the final closure and post-closure costs of each landfill the Company owns.

The Company has estimated at December 31, 1999 that the total costs for final closure and post-closure of Cells I and II at the Moretown, Vermont landfill, including capping costs, cap maintenance, groundwater monitoring, methane gas monitoring, and leachate treatment and disposal for up to 30 years, is approximately $4.2 million. During 1999, the Company paid approximately $700,000 for closure costs at the Moretown landfill. Based upon the capacity of Cells I and II, approximately $1.3 million and $1.8 million was accrued at December 31, 1999 and 1998, respectively, for final closure and post closure costs. The Company has estimated at December 31, 1999 that the total costs for final closure and post-closure of Cells I through IV at Sandy Run, including capping costs, cap maintenance, groundwater monitoring, methane gas monitoring and leachate treatment and disposal for up to 30 years, is approximately $4.1 million. Based upon the capacity of Cells I and II, approximately $1.1 and $1.0 million was accrued at December 31, 1999 and 1998 for final closure and post closure costs. In March 1999, the Company acquired the Cumberland landfill located in Shippensburg, Pennsylvania. The Company has estimated at December 31, 1999 that the total costs for final closure and post-closure of Cells V through VII at Cumberland, including capping costs, cap maintenance, groundwater monitoring, methane gas monitoring and leachate treatment and disposal for up to 30 years, is approximately $5.7 million. During 1999, the Company paid approximately $1.2 million for closure costs at the Cumberland landfill. Based upon the capacity of Cells V through VII, approximately $235,000 was accrued at December 31, 1999 for final closure and post closure costs. On December 28 1999, the Company opened its Mostoller landfill located in Somerset, Pennsylvania. The Company has estimated at December 31, 1999 that the total costs for final closure and post-closure of Cells I through VII at Mostoller, including capping costs, cap maintenance, groundwater monitoring, methane gas monitoring and leachate treatment and disposal for up to 30 years, is approximately $7.7 million. At December 31, 1999, the Company had accrued approximately $9,000 for final closure and post closure costs at the Mostoller landfill, which commenced operations on December 28, 1999.

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


Note 11.      Commitments and Contingencies

Landfill related activities. In the normal course of its business, and as a result of the extensive governmental regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings involving federal, state, or local agencies. In these proceedings, the agency may seek to impose fines on the Company or to revoke or deny renewal of an operating permit held by the Company. From time to time, the Company also may be subjected to actions brought by citizens' groups in connection with the permitting of its landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. Certain federal and state environmental laws impose strict liability on the Company for such matters as contamination of water supplies or the improper disposal of waste. The Company's operation of landfills subjects it to certain operational, monitoring, site maintenance, closure and post-closure obligations, which could give rise to increased costs for monitoring and corrective measures. See Note 10 - Landfill Closure and Post Closure Costs.

The Company has environmental impairment liability insurance policies at each of its operating landfills, which cover claims for sudden or gradual onset of environmental damage at its landfills, in addition to a $20 million umbrella policy as excess coverage. If the Company were to incur liability for environmental damage in excess of its primary insurance limits, its financial condition, results of operations and liquidity could be adversely affected. The Company carries a $2 million comprehensive general liability insurance policy which management considers adequate at this time to protect its assets and operations from other risks.

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


Note 12.      Common Stock

Stock Repurchase. During the period from March 3, 1999 through May 13, 1999, the Company repurchased approximately 575,000 shares of its common stock for an aggregate cost of approximately $3.2 million. These shares were retired upon purchase.

Private Placement. In August 1999, the Company issued 2,239,745 shares of its common stock at $7 per share in a private placement for proceeds totaling $15,678,216, which were used for acquisitions.

Warrants. In connection with the issuance of the Senior Notes on March 2, 1999, the Company issued warrants to purchase an aggregate of 1,500,000 shares of the Company's common stock at an exercise price of $6.25 per share. The Warrants are exercisable from September 2, 1999, through March 2, 2004. The number of shares for which, and the price per share at which, a Warrant is exercisable, are subject to adjustment upon the occurrence of certain events as provided in the Warrant Agreement.

Acquisitions. On July 1, 1999, the Company issued 2,678,620 shares of its Common Stock in connection with the acquisition of Eastern Trans-Waste of Maryland, Inc. As a part of this acquisition, the Company authorized and issued 1,000 shares of Series C Preferred Stock at $11,615 per share or $11,615,000 total. In accordance with the terms of the issuance, on October 21, 1999, the shareholders approved the conversion of the Series C Preferred Stock at a special meeting and each share of the Series C Preferred Stock was converted into 1,763 shares of common stock or 1,763,000 total.

On August 4, 1999, the Company issued 225,710 shares of its Common Stock in connection with the acquisition of C&J Trucking, Inc. and Affiliates. On

September 22, 1998, the Company issued 455,922 shares of its Common Stock in connection with the acquisition of Mattei-Flynn Trucking, Inc.

On May 22, 1998, the Company issued 111,110 shares of its Common Stock in connection with the acquisition of Eagle Recycling, Inc. and Horvath Sanitation, Inc.

Series A Preferred Stock. During 1998, the Company converted 92,580 shares or $9,257,807 of its Series A Preferred Stock into 6,590,577 shares of its Common Stock.

Series B Preferred Stock. On May 14, 1998, the Company converted 40,488 shares or $4,048,750 of its Series B Preferred Stock into 623,808 shares of its Common Stock.


Note 13.  Preferred Stock

On February 15, 2000, the Company closed an Exchange Offer for its $49,551,426 of Convertible Subordinated Notes due 2005 and its $100,000,000 Senior Notes due 2006. Approximately $15,355,000 principal amount of, plus accrued but unpaid interest on, its 11 1/2% Series B Senior Notes due 2006 and approximately $22,832,000 principal amount of, plus accrued but unpaid interest on, its 7% Convertible Subordinated Notes due 2005 were tendered and exchanged into shares of the Company's newly designated Series E Convertible Preferred Stock which carry an 8% dividend which is payable in kind or cash at the option of the Company. The Company issued an aggregate of 38,531 shares of its Series E Convertible Preferred Stock. The preferred stock is redeemable at any time by the Company at par plus accrued and unpaid dividends and, subject to any required stockholder approval, can be converted into shares of the Company's common stock at a price of $8.00 per share at any time at the option of the holder and can be mandatorily converted by the Company if its common stock closing price equals or exceeds $8.00 for a period of twenty consecutive trading days.

On December 28, 1999, the Company raised $15 million through a private placement of Series D Convertible Preferred. The Series D Preferred Stock carries a 10% dividend which is payable in kind or cash at the option of the Company. The Preferred Stock can be converted into shares of the Company's Common Stock at a price of $6.00 per share at any time at the option of the holder and can be mandatorily converted by the Company if its common stock closing price equals or exceeds $9.00 for a period of twenty consecutive trading days. Finally, the Preferred Stock is eligible to vote on an as-converted basis with the Company's Common Stock and is redeemable at any time by the Company.

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

At December 31, 1997, the Company also had outstanding $4,048,750 of principal amount Series B Convertible Preferred Stock, par value $0.001 per share ("Series B Preferred Stock"). The Series B Preferred Stock was issued on December 31, 1997 in a private placement in exchange for outstanding 10% Convertible Debentures of the Company, bearing a 6.0% annual cumulative dividend, and was convertible into common stock at a conversion price of $6.25 per share of common stock. On May 14, 1998, the Company met the mandatory conversion trading requirements and elected to convert all of the shares of the Series B Preferred Stock into 623,808 shares of Common Stock and the Board of Directors declared and paid cash dividends of approximately $101,000. Note 14. Stock Options

Employee Stock Option Plan. Pursuant to the Company's 1995 Stock Option and Incentive Plan as amended (the "Plan"), options to purchase up to 3,000,000 shares of Common Stock were reserved for issuance to employees and consultants of the Company. Options granted under the Plan may be either Incentive Stock Options or Non-Qualified Stock Options for purposes of federal income tax law. Options are generally subject to vesting over a period of four years from the date of grant and are exercisable only to the extent vested from time to time, although certain options have provided for earlier vesting. The selection of individuals to receive awards of options under the Plan and the amount and terms of such awards may be determined by the Board of Directors of the Company or an Administering Committee appointed by the Board of Directors. At the Annual Meeting of the Stockholders of the Company, held June 14, 1999, the number of shares reserved for issuance under the Plan was increased from 3,000,000 to 4,000,000.

As of December 31, 1999, options to purchase 2,908,643 shares of Common Stock had been granted and options to purchase up to an additional 1,091,357 shares remained available for grant. The per share weighted average fair value of stock options granted during 1999, 1998 and 1997 was approximately $2.28, $3.28 and $3.73, respectively, using the Black Scholes option-price model with the following weighted average assumptions: volatility, 50% in 1999, 50% in 1998 and 30% in 1997; expected dividend yield, 0% for all years; risk free interest rate, 5.5% in 1999, 4.75% in 1998 and 5.5% in 1997; and expected life, 5 years for all years.

The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation cost has been recorded in the financial statements. If the Company had determined compensation costs based on the fair value of its stock options at their grant date under SFAS No. 123, the Company's net losses in 1999, 1998 and 1997 would have increased to the amounts shown below.

                                    1999             1998          1997
                                    ----             ----          ----
Net loss available
for common shareholders
  - as reported               $ (28,480,156)    $(7,383,503)    $(5,588,612)
  - pro forma                   (30,238,151)     (8,662,888)     (6,006,315)

 Basic net loss per share
  - as reported                  $ (1.82)         $ (1.00)        $(1.55)
  - pro forma                    $ (1.94)         $ (1.17)        $(1.66)

Pro forma net loss reflects only the effects of options granted in 1999, 1998 and 1997. Therefore, it does not reflect the full effect of calculating the cost of stock options under SFAS No. 123 because the cost of options issued prior to January 1, 1997 are not considered. As a result, it may not be representative of the pro forma effects on operating results that will be disclosed in future years.

Changes in options and option shares under the plan during the respective years were as follows:

                                                    1999                      1998                         1997
                                        ----------------------------------------------------------------------------------------
                                         Weighted Avg.                 Weighted Avg.                 Weighted Avg.
                                       exercise price     Number      exercise price     Number      exercise price     Number
                                          per share      of shares       per share      of shares      per share       of shares
                                        ----------------------------------------------------------------------------------------

Options outstanding,beginning of year       $3.75        2,341,793         $1.42        1,327,417          $1.41         161,200
Options granted                              4.55          930,600          6.68        1,121,351           1.43       1,179,217
Options exercised                            2.19          (71,275)         1.41          (28,725)             -               -
Options canceled                             6.66         (292,475)         6.82          (78,250)          1.64         (13,000)

Options outstanding, end of year             4.59        2,908,643          3.75        2,341,793           1.42       1,327,417
Shares reserved for future grants                        1,091,357                        658,207                        372,583

Total options in the plan                                4,000,000                      3,000,000                      1,700,000


Options exercisable, end of year            $2.58          883,171         $1.42          340,573          $1.42         114,900
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

Options outstanding at December 31, 1999 and related proceeds to the Company were as follows:

                                        Remaining   Weighted Avg.   Number of
  Shares        Price        Exercise   Contractual   Exercise      Options
Under Option   Per Share     Proceeds      Life        Price       Exercisable

 1,245,993       $1.41      $1,830,768     7.38       $ 1.41         673,983
     3,000    1.88 - 2.19       43,438     7.73         1.89           1,500
    30,000        3.44         103,140     8.17         3.44           7,500
    10,000        3.50          35,000    10.00         3.50               -
   701,900    4.25 - 4.68    2,991,050     9.33         4.26               -
    37,500    4.93 - 5.88      237,450     8.72         5.44           6,875
   692,500        6.25       4,328,125     8.33         6.25         171,500
   132,500    6.50 - 8.88      950,488     8.49         7.17           8,125
    55,250    9.00 - 9.25      498,422     8.42         9.02          13,688
 -----------  -----------   -----------    -----       -----         --------
 2,908,643                 $11,017,881     8.51       $ 3.78          883,171
 =========                 ===========                                =======

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

Changes in options and option shares under the plan during the respective years were as follows:

                                    1999                        1998                        1997
                        Weighted Avg.              Weighted Avg.                Weighted Avg.
                       exercise price   Number    exercise price    Number     exercise price     Number
                         per share     of shares    per share     of shares      per share      of shares
Options outstanding,
 beginning of year        $3.05         77,480         $1.79        27,480          $1.41         19,416
Options granted            5.75        100,000          3.75        50,000           2.28         35,480
Options exercised             -              -             -             -              -             -
Options canceled              -              -             -             -           2.15        (27,416)
                        --------       -------       ----------    --------          ----
Options outstanding,
 end of year               4.29        177,480          3.05        77,480           1.79         27,480
                                       =======                      ======                        ======
Options exercisable,
end of year               $2.99         61,740          $1.84       22,370           1.84         21,500
                                        ======                      ======                        ======



Options outstanding at December 31, 1999 and related proceeds to the Company were as follows:

                                        Remaining    Weighted Avg.   Number of
   Shares         Price    Exercise    Contractual    Exercise        Options
Under Option    Per Share  Proceeds       Life           Price      Exercisable
------------    ---------  --------       ----          ------      -----------
   14,000        $1.41     $ 19,684       7.67           $1.41          11,500
   13,480         2.19       29,454       7.33            2.19          12,740
   75,000         3.75      281,250       8.00            3.75          37,500
   75,000         5.75      431,250       9.00            5.75               -
-----------     --------   ---------      ----          ------         -------
  177,480        $4.29     $761,638       9.09           $4.29          61,740
  =======                  =========                                    ======



Note 15.      ScotSafe Ltd/Eurocare Environmental Services, Ltd.

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

Subsequent to the termination, ScotSafe was placed into receivership and Eurocare Environmental Services, Ltd. (Eurocare) purchased its assets in December 1997. On February 10, 2000, the Company granted an exclusive European license for the Company's worldwide-patented medical waste treatment technology to Eurocare. Simultaneous with the licensing agreement, Eurocare acquired the United Kingdom-based medical waste operation of Onyx Environmental Services Limited, a subsidiary of France-based Vivendi. As part of the licensing agreement, the Company acquired a minority interest in, and the right of first refusal to acquire Eurocare. All legal actions by both parties have been dismissed.


Note 16.      Restructuring

In March 1996, the Company announced its intention to restructure the Company's operations to focus its resources and activities on developing a fully integrated solid waste management company. During the year ended December 31, 1997, the Company recorded restructuring charges of $596,426, for costs associated with the plan to focus on the development of an integrated solid waste management company. The costs included accruals for employee severance, non-cancelable lease commitments, professional fees and litigation costs. The restructuring was completed in 1997; no restructuring charges were recorded in 1998 or 1999.


Note 17.   Fairhaven, Massachusetts Operation

In 1994, WSI entered into a contract with the Town of Fairhaven, Massachusetts to operate and remodel the Town's existing 26-acre landfill. The Company began operations at the landfill in 1995. On November 8, 1995, an action was brought against various parties including the Company relating to the remodeling permits issued at the Fairhaven landfill, seeking among other things, to appeal the permits that had been issued. On June 2, 1997, the judge ruled in the Company's favor. However, based on the extensive delays associated with the litigation and the engineering impacts of the delays associated with the litigation, which resulted in the uncertainty of the long-term economic viability of the project, the Company terminated the project. On February 24, 1998, the Company entered into a termination agreement with the Town of Fairhaven that required the Company to perform a certain amount of construction and closure work at the landfill. Write-off of project development costs in 1998 and 1997 primarily represent the Company's cost to liquidate the equipment that was used at the Fairhaven landfill and the costs to close the landfill under the Company's Termination Agreement with the Town of Fairhaven. The Company wrote off its capital investment in the project at December 31, 1996. The termination of this project was completed in 1998. No other amounts are accrued at December 31, 1998 or 1999.


Note 18.   Segment Information

The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," on January 1, 1999. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing their performance. The Company's chief operating decision-maker is the Chief Executive Officer.

The Company manages its business segments according to how they are integrated between hauling, transfer and landfill operations. The Eastern New England and Baltimore Maryland/Washington D.C. operations are integrated with the Central Pennsylvania operations disposing of their waste in Central Pennsylvania. The Vermont operation is primarily integrated within itself. The four operations are grouped together by management and evaluated as one unit. While the operations have separate management teams, their operating results are evaluated on a combined basis taking into consideration all intercompany transactions and eliminations. The Upstate New York and Central Massachusetts operations are not integrated and are reviewed together as non-integrated operations. Each operating segment provides services as further described in Note 1. The accounting policies of the various segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 2. The Company evaluates the performance of its segments based on operating income (loss), EBITDA and Adjusted EBITDA. Operating income (loss) for each segment includes all expenses directly attributable to the segment, including acquisition related costs, and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of corporate expenses. Corporate expenses are comprised primarily of information systems and other general and administrative expenses separately managed. EBITDA is defined as operating income or loss from continuing operations excluding depreciation and amortization, which includes depreciation and amortization included in selling, general and administrative expenses. EBITDA does not represent, and should not be considered as an alternative to, net income or cash flows from operating activities, each as determined in accordance with GAAP. Adjusted EBITDA represents EBITDA plus one-time charges associated with the write-off of landfill development costs, acquisition integration costs and restructuring costs. Segment assets exclude corporate assets. Corporate assets include cash and cash equivalents, office equipment and other assets. Capital expenditures for long-lived assets are not reported to management by segment and are excluded, as presenting such information is not practical.

Summary information by segment as of and for the years ended December 31, 1999, 1998 and 1997 is as follows:


                                                      1999          %            1998         %           1997         %
                                                      ----          -            ----         -           ----         -

Integrated Operations
     Revenue                                       $41,049,195    100.0%      $17,074,831   100.0%     $ 3,457,692   100.0%
     Income (loss) from operations                     309,951      0.7%        1,184,378     6.9%         761,433    22.0%
     Depreciation and amortization                  10,017,528     23.0%        4,094,211    24.0%         692,224    20.0%
     Acquisition integration costs                   1,789,472      4.1%        1,094,731     6.4%               0        -
     EBITDA                                         10,327,479     23.7%        5,278,590    30.9%       1,453,657    42.0%
     Adjusted EBITDA                                12,116,951     27.8%        6,373,321    37.3%       1,453,657    42.0%
     Net interest expense                            (356,042)     (0.8%)         344,955     2.0%         177,917     5.1%
     Segment assets                                204,347,088        -        70,718,236       -       15,119,887        -


Non-Integrated Operations
     Revenue                                       $13,617,125    100.0%       $3,969,753   100.0%     $         -        -
     Income (loss) from operations                  (3,075,163)   (22.6%)       (762,374)   (19.2%)              -        -
     Depreciation and amortization                   1,840,080     13.5%          407,214    10.3%               -        -
     Acquisition integration costs                   1,063,264      7.8%          769,804    19.4%               -        -
     EBITDA                                         (1,235,084)    (9.1%)        (355,161)   (8.9%)              -        -
     Adjusted EBITDA                                 (171,818)     (1.3%)         650,107    16.4%               -        -
     Net interest expense                                   -        -               -           -               -        -
     Segment assets                                 34,509,481        -        20,818,488        -               -        -


Corporate and Other
     Revenue                                      $         -         -        $      -          -      $        -        -
     Income (loss) from operations                  (4,553,804)       -        (2,860,851)       -      (3,944,173)       -
     Depreciation and amortization                     116,852        -            67,396        -          21,516        -
     Acquisition integration costs                         -          -               -          -             -          -
     EBITDA                                         (4,436,951)       -        (2,793,455)       -      (3,922,657)       -
     Adjusted EBITDA                                (4,436,953)       -        (2,793,455)       -      (1,830,843)       -
     Net interest expense                          (13,743,781)       -          2,949,574       -       1,004,334        -
     Segment assets                                 16,236,522        -          4,579,975       -       3,440,367        -


Note 19.  Supplemental disclosures of cash flow information:

During the years ended December 31, 1999, 1998, and 1997, cash paid for interest was $7,128,778, $3,715,304, and $1,493,221, respectively.

1999

On October 21, 1999, a special shareholders meeting was held and the conversion of the Series C Preferred Stock into common stock was approved. As a result, the 1,000 shares of Series C Preferred Stock were fully converted into 1,763,000 shares of common stock.

On March 31, 1999, the Company issued 2,244,109 shares of the Company's Common Stock in exchange for $10,449,000 of its 7% Subordinated Notes. The Company incurred a non-cash charge of $5,583,717 in connection with this conversion of debt into equity.

In connection with acquisitions completed during the year, the Company acquired property and equipment of approximately $110,211,000, intangible assets of $10,721,000 and other assets of $3,519,000. The aggregate cost of the acquisitions was approximately $124,451,000 consisting of approximately $84,063,000 in cash, $19,338,000 in common stock, $11,615,000 in newly issued
Series C Preferred Stock and $9,435,000 in assumed liabilities.

 During 1999, the Company acquired equipment of $3.4 million under financing obligations.

1998

In connection with the Company's acquisitions, during 1998, the Company acquired property and equipment of $24,298,000, intangible assets of $38,524,000 and other assets of $337,000. The Company paid $58,340,233 in cash, $3,353,000 in Common Stock and assumed liabilities from the acquired companies of $1,465,000.

During 1998, the Company acquired assets of $2,114,000, under capital lease obligations.

During 1998, the Company converted 92,580 shares or $9,257,807 of its Series A Preferred Stock into 6,590,577 shares of its Common Stock.

On May 14, 1998, the Company converted 40,488 shares or $4,048,750 of its Series B Preferred Stock into 623,808 shares of its Common Stock.

1997

In December 1997, the Company converted $3,950,000, plus accrued interest, of its 10% Convertible, Redeemable, Subordinated Notes due October 6, 2000 for 40,488 shares of its Series B Convertible Preferred Stock.

In October 1997, the Company converted 4,800 shares valued at $480,000, of its Series A Preferred Stock into 341,334 shares of its Common Stock.

In June 1997, the Company issued Series A Preferred Stock valued at $850,000 in exchange for the remaining 20% minority interest in the Moretown, Vermont landfill. The Company also issued Series A Preferred Stock valued at $44,854 in exchange for consulting services.

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

Note 20. Subsequent Events

         On February 15, 2000, the Company closed an Exchange Offer for its $49,551,000 of Convertible Subordinated Notes due 2005 and its $100,000,000 Senior Notes due 2006. Approximately $15,355,000 principal amount of, plus accrued but unpaid interest on, its 11 1/2% Series B Senior Notes due 2006 and approximately $22,832,000 principal amount of, plus accrued but unpaid interest on, its 7% Convertible Subordinated Notes due 2005 were tendered and exchanged into shares of the Company's newly designated Series E Convertible Preferred Stock which carry an 8% dividend which is payable in kind or cash at the option of the Company. The Company issued an aggregate of 38,531 shares of its Series E Convertible Preferred Stock. The preferred stock is redeemable at any time by the Company at par plus accrued and unpaid dividends and, subject to any required stockholder approval, can be converted into shares of the Company's common stock at a price of $8.00 per share at any time at the option of the holder and can be mandatorily converted by the Company if its common stock closing price equals or exceeds $8.00 for a period of twenty consecutive trading days.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Information Regarding Directors

         The following table and biographical descriptions set forth certain information as of March 24, 2000, unless otherwise specified, with respect to the seven Directors of the Company, all of whom are nominees for reelection at the 2000 Annual Meeting of Stockholders, based on information furnished to the Company by each Director.

                                   Directors

                                                  Director
    Name                      Age                  Since
Philip W. Strauss             51                    1996
Robert Rivkin                 41                    1997
Jay Matulich                  45                    1995
David J. Breazzano            43                    1997
Charles Johnston              65                    1997
Judy K. Mencher               43                    1997
William B. Philipbar          74                    1997
--------------

Philip W. Strauss. Mr. Strauss has been the Chief Executive Officer and President since March 27, 1996 and Chairman of the Board since June 24, 1996. Previously Mr. Strauss had been Executive Vice President and Chief Operating Officer of the Company since September 19, 1995. He has 24 years of experience in project, business and corporate development. Mr. Strauss was co-founder of BioMedical Waste Systems, Inc., a publicly held waste management firm, where he served as Executive Vice President from its inception in 1987 until May 1992 and as a Director from inception until May 1993.

Robert Rivkin. Mr. Rivkin, a Certified Public Accountant, has been Executive Vice President - Acquisitions of the Company since April 1998, Vice President and Chief Financial Officer from March 1995 through July 1999,
Secretary since May 1995 and Treasurer since June 1996. Mr. Rivkin was first elected to the Board of Directors in June 1997. For the six years prior to joining the Company, Mr. Rivkin was a principal at The Envirovision Group Inc., a full service environmental engineering, consulting and contracting company, where he was responsible for finance, marketing and strategic planning. Previously, Mr. Rivkin practiced public accounting in New York, where he specialized in mergers and acquisitions, initial public offerings and SEC reporting.

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

David J. Breazzano. Mr. Breazzano has been a member of the Board of Directors since June 1997. Mr. Breazzano is one of the two principals at DDJ Capital Management, LLC, which was established in 1996. He has over 20 years of investment experience and served as a Vice President and Portfolio Manager at Fidelity Investments ("Fidelity") from 1990 to 1996. Prior to joining Fidelity, Mr. Breazzano was President and Chief Investment Officer of the T. Rowe Price Recovery Fund. Mr. Breazzano also serves as a Director of Key Energy Services, Inc. and Samuel Jewelers, Inc.

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

William B. Philipbar. Mr. Philipbar was first elected a Director of the Company on May 8, 1996. He resigned as a Director of the Company on June 24, 1997 and was reelected to the Board on August 20, 1997. Since December 1997, Mr. Philipbar has been a part-time consultant for the Company in connection with the Company's consideration of proposed acquisitions and other strategic matters. Prior to becoming a Director of the Company, Mr. Philipbar served as Chairman of the Delaware Solid Waste Authority from 1977 to 1987 and was President and Chief Executive Officer of Rollins Environmental Corp. from 1973 to 1984. He has been a Director of Matlack Systems, Inc. and Rollins Truck Leasing Corp. since 1993. Until 1995 he was also an advisor to Charles River Ventures.


The Board of Directors and Its Committees

Board of Directors

         The Company's Board of Directors consists of seven members, a majority of whom is independent of the Company's management. Each director holds office for a term from election until the next Annual Meeting of the Company's stockholders and until his or her successor is duly elected and qualified.

         The Board of Directors held 6 meetings during fiscal year 1999. Each of the Company's directors attended at least 67% of the total number of meetings of the Board of Directors and of the committees of the Company of which he or she was a member.

The Board of Directors has appointed a Compensation Committee and an Audit Committee.

Compensation Committee. The Compensation Committee currently consists of Messrs. Johnston and Strauss and Ms. Mencher. The Compensation Committee makes recommendations and exercises all powers of the Board of Directors in connection with certain compensation matters, including incentive compensation and benefit plans. The Compensation Committee (excluding Mr. Strauss) administers, and has authority to grant awards under, the Directors' Plan to the employee directors and management of the Company and its subsidiaries and other key employees. The Compensation Committee held 2 meetings during fiscal year 1999.

Audit Committee. The Audit Committee currently consists of Messrs. Breazzano, Matulich and Philipbar. The Audit Committee is empowered to recommend to the Board the appointment of the Company's independent public accountants and to periodically meet with such accountants to discuss their fees, audit and non-audit services, and the internal controls and audit results for the Company. The Audit Committee also is empowered to meet with the Company's accounting personnel to review accounting policies and reports. The Audit Committee held 2 meetings during fiscal year 1999.

Information Regarding Executive Officers

         Set forth below is certain information regarding each of the executive officers of the Company, including their principal occupation and business experience for at least the last five years.

      Name                  Age                Position

Philip Strauss.........     51      Chief Executive Officer and President
Robert Rivkin..........     41      Executive Vice President - Acquisitions,
                                       Secretary and Treasurer
James Elitzak..........     39      Vice President and Chief Financial Officer
Joseph Motzkin.........     57      Vice President - Operations
Douglas Martin.........     52      Vice President - Engineering
Mark Popham..........       45      Vice President - Capital Project Development
Arthur Streeter........     39      Vice President and General Counsel
-----------------

        The principal occupation and business experience for at least the last five years of each executive officer of the Company, other than executive officers also serving as Directors, is set forth below.

James Elitzak. Mr. Elitzak has been Vice President and Chief Financial Officer of the Company since August 1999. From 1993 to 1999, he was Director of Finance for Waste Management, Inc. From 1989 to 1993, he was Director of Corporate
Accounting at Wheelabrator Technologies. Mr. Elitzak, a Certified Public Accountant, has over ten years of solid waste industry experience.


Joseph Motzkin. Mr. Motzkin has been a Vice President of the Company since August 1996. From 1994 to 1996, Mr. Motzkin was a General Manager at Prins Recycling Corporation where he established recycling programs, and directed sales programs and customer service activities. From 1989 to 1994, he was a General Manager at Laidlaw Waste Systems where he was responsible for their New England operations. Mr. Motzkin has 26 years of experience in the solid waste management business.

Douglas Martin. Mr. Martin has been a Vice President of the Company since June 1999. From 1997 to 1999, Mr. Martin was Vice President of Regulatory Offices for Envirosource. Prior to joining Envirosource, Mr. Martin held the position of Vice President, Environment, Health and Safety for Chemical Waste Management from 1992 to 1997.

Mark Popham. Mr. Popham has been Vice President - Capital Project Development since April 1999. Mr. Popham was Director of Engineering and Operations from 1995 to April 1999. From 1988 to 1993, he was Vice President/Director at United Waste Systems, Inc.

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

Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and the Nasdaq Small-Cap Market. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were satisfied.


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

Executive Compensation

        Summary Compensation Table. The following table sets forth the aggregate cash compensation paid by the Company with respect to the fiscal years ended December 31, 1999, 1998 and 1997 to the Company's Chief Executive Officer and the six other senior executive officers in office on December 31, 1999 who earned at least $100,000 in cash compensation during 1999 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                     Long-Term
                                                                    Compensation
                                                                       Awards
                                                         Annual        Shares
                                                     Compensation    Underlying
                                                        Salary       Options (1)
Name and Principal Position                   Year        ($)             (#)
---------------------------                   ----------------------------------

Philip Strauss                                1999       212,494         250,000
Chairman of the Board,                        1998       188,172         250,000
President and Chief                           1997       162,504         522,859
Executive Officer

Robert Rivkin                                 1999       211,717         250,000
Executive Vice President-Acquisitions,        1998       187,506         250,000
Secretary and Treasurer                       1997       162,504         522,859

Joseph Motzkin                                1999       137,386          25,000
Vice President - Acquisitions                 1998       118,060          40,000
                                              1997       110,000          19,300

Mark Popham(2)                                1999       116,639          20,000
Vice President-Capital Project Development

Arthur Streeter(3)                            1999       139,101          25,000
Vice-President and General Counsel            1998       118,428          40,000


(1) All information with respect to outstanding options, including shares issuable or issued and exercise prices payable or paid per share, has been adjusted to reflect the 1-for-5 reverse stock split effective February 13, 1998.

(2) Includes Mr. Popham's salary for 1999 only as Mr. Popham was promoted in April 1999.

(3) Includes Mr. Streeter's salary for 1999, 1998 only as Mr. Streeter joined the Company in February 1998.


         Option Grants in Fiscal Year 1999. The following table sets forth the options granted during fiscal year 1999 and the value of the options held on December 31, 1999 by the Company's Named Executive Officers.


                                        OPTION GRANTS IN FISCAL YEAR 1999 (1)

                                              Percent of Total
                            Number of         Options Granted       Exercise or
                        Shares Underlying     to Employees in       Base Price    Expiration       Grant Date
Name                   Options Granted(#)      Fiscal Year          ($ /share)       Date        Present Value$(2)
----                   ------------------     ---------------     --------------   -----------    ----------------

Philip Strauss               250,000              27.7%               $4.25       04/12/09           $532,250
Robert Rivkin                250,000              27.7%               $4.25       04/12/09           $532,250
James Elitzak                 50,000               5.5%               $6.50       08/02/09           $162,850
Joseph Motzkin                25,000               2.8%               $4.25       04/12/09           $ 53,225
Douglas Martin                20,000               2.2%               $7.63       06/21/09           $ 76,400
Mark Popham                   20,000               2.2%               $4.25       04/12/09           $ 42,580
Arthur Streeter               25,000               2.8%               $4.25       04/12/09           $ 53,225


(1) All information with respect to outstanding options, including shares issuable or issued and exercise prices payable or paid per share, has been adjusted to reflect the 1-for-5 reverse stock split effective February 13, 1998.

(2) The grant date present value was determined using the Black Scholes option pricing model with the following weighted average assumptions; volatility, 50%; expected dividend yield, 0%; risk free interest rate, 5.5% and expected life, 5 years.

         Option Exercises and Year-End Holdings. The following table sets forth the options exercised during fiscal year 1999 and the value of the options held on December 31, 1999 by the Company's Named Executive Officers.


                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999
                     AND FISCAL YEAR-END 1999 OPTION VALUES

                                                               Number of
                                                          Securities Underlying          Value of Unexercised
                        Shares                             Unexercised Options           in-the-Money Options
                       Acquired On         Value           at Fiscal Year-End(#)         at Fiscal Year-End ($)
   Name                 Exercise (#)     Realized ($)    Exercisable  Unexercisable    Exercisable   Unexercisable
 --------------    ------------------   --------------   ----------- ---------------   -----------   -------------

Philip Strauss            0                 0             373,929        698,930        $437,948      $1,430,135
Robert Rivkin             0                 0             373,929        698,930         437,948       1,430,135
James Elitzak             0                 0                   -         50,000               -              -
Joseph Motzkin            0                 0              27,150         67,150          10,547         136,906
Douglas Martin            0                 0                   -         20,000               -              -
Mark Popham               0                 0                   -         20,000          98,078          25,734
Arthur Streeter           0                 0              10,000         55,000         235,405          25,785



         Employment Agreements. On June 30, 1998, the Company and Mr. Strauss entered into an employment agreement. The terms of the agreement provide (i) that Mr. Strauss shall serve as the Company's President and Chief Executive Officer, (ii) that he receive a salary of $200,000 per year through June 30, 1999 and $225,000 per year through June 30, 2000 and (iii) that he agree not to compete with the Company following termination of his employment for a period of one year following the termination. In the event that Mr. Strauss is terminated for cause, he shall not be bound to the non-competition provisions. The Company's agreement with Mr. Strauss was effective until June 30, 1999 and, absent ninety-day notice from either party to the contrary, shall be extended automatically for subsequent one-year terms upon the expiration of the agreement. The Company's agreement with Mr. Strauss may be terminated at any time by the mutual consent of the parties.

         On June 30, 1998, the Company and Mr. Rivkin entered into an employment agreement. The terms of the agreement provide (i) that he receive a salary of $200,000 per year through June 30, 1999 and $225,000 per year through June 30, 2000 per year and (ii) that he agree not to compete with the Company following termination of his employment for a period of one year following the termination. In the event that Mr. Rivkin is terminated for cause, he shall not be bound to the non-competition provisions. The Company's agreement with Mr. Rivkin was effective until June 30, 1999 and, absent ninety-day notice from either party to the contrary, shall be extended automatically for subsequent one-year terms upon the expiration of the agreement. The Company's agreement with Mr. Rivkin may be terminated at any time by the mutual consent of the parties.


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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table presents information as to all directors and senior executive officers of the Company as of March 24, 2000 and persons or entities known to the Company to be beneficial owners of more than 5% of the Company's Common Stock as of March 24, 2000, unless otherwise indicated, based on representations of officers and directors of the Company and filings received by the Company on Schedules 13D and 13G or Form 13F under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

                              Beneficial Ownership

                                                        Common Stock
                                                --------------------------------
                                                    # of  Shares     % of Class
Directors, Executive Officers                       Beneficially    Beneficially
and 5% Stockholders(1)                                Owned           Owned(2)
--------------------------------------------------------------------------------

B-III Capital Partners, L.P.(3)                      10,286,622          40.5%
c/o DDJ Capital Management, LLC
141 Linden Street
Wellesley, MA 02181

The Prudential Insurance Company of America(4)        2,953,636          13.0%
100 Mulberry Street
Newark, NJ  07102

Mitchell Hutchins Asset Management, Inc.(5)           2,575,694          11.9%
285 Avenue of the Americas
New York, NY 10019

John Hancock Advisers(6)                              2,119,065           9.8%
101 Huntington Avenue
Boston, MA  02199

Chilton Investment Company, Inc.(7)                   1,759,700           8.5%
320 Park Avenue
New York, NY 10022

Baldwin, L.P.(8)                                      1,552,656           7.6%
1206 Oyster Cove Drive
Grasonville, MD 21638

David J. Breazzano(9)                                    12,250            *

Charles Johnston(10)                                     12,250            *

Jay Matulich(11)                                         13,000            *

Judy K. Mencher(12)                                      12,055            *

Joseph Motzkin(13)                                       69,128            *

William B. Philipbar(14)                                 66,055            *

Mark Popham(15)                                          43,200            *

Robert Rivkin(15)                                       647,597           3.1%

Philip W. Strauss(17)                                   647,250           3.1%

Arthur Streeter(18)                                      26,250            *

All directors and officers as a group (11 persons)    1,549,207           7.1%
*  Less than 1%

(1) The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them subject to community property laws where applicable and the information contained in footnotes to this table.

(2) Based on 20,348,497 shares of Common Stock issued and outstanding as of March 24, 2000. As of March 24, 2000 the Company had outstanding 7% Convertible Subordinated Notes due 2005 which are currently convertible at the option of the holder into an aggregate 2,671,922 shares of Common Stock at a conversion price of $10.00. The Company had outstanding 15,000 Series D Preferred Stock which are currently convertible at the option of the holder into an aggregate 2.5 million shares of Common Stock at a conversion price of $6.00 as. The Company had outstanding 38,531 Series E Preferred Stock which are currently convertible at the option of the holder into an aggregate 4,816,375 shares of Common Stock at a conversion price of $8.00. The Company has outstanding 1,500,000 warrants, which are currently convertible at the option of the holder into an aggregate 1,500,000 shares of Common Stock at a conversion price of $6.25. In accordance with Exchange Act rules promulgated by the Commission, the foregoing shares issuable upon conversion of the 7% Convertible Subordinated Notes are included in this table only for those holders with the right to acquire such shares within 60 days from the date of this report, to the extent such holder could acquire additional shares.

(3) Includes 5,450,533 shares of Common Stock currently owned. Includes 2,231,922 shares issuable upon conversion of 7% Convertible Subordinated Notes at a conversion price of $10.00, 2,266,667 shares issuable upon conversion of Series D Preferred at a conversion price of $6.00, and 337,500 shares issuable upon conversion of Warrants at a conversion price of $6.25. DDJ Capital
Management, LLC ("DDJ") serves as the investment manager to B-III Capital Partners, L.P. ("B III"); an affiliate of DDJ acts as the general partner of B III.

(4) Includes 634,761 shares of Common Stock currently owned.Includes 2,093,875 shares issuable upon conversion of Series E Preferred at a conversion price of $8.00, and 225,000 shares issuable upon conversion of Warrants at a conversion price of $6.25. The Common Stock and Notes are held for the benefit of certain registered investment companies over which Prudential or The Prudential Investment Corporation ("PIC") may have direct or indirect voting and/or investment discretion, with respect to which Prudential has advised the Company that Prudential and PIC disclaim beneficial ownership.

(5) Includes 1,231,444 shares of Common Stock currently owned. Includes 1,194,250 shares issuable upon conversion of Series E Preferred at a conversion price of $8.00, and 150,000 shares issuable upon conversion of Warrants at a conversion price of $6.25.

(6) Includes 933,315 shares of Common Stock currently owned. Includes 1,155,750 shares issuable upon conversion of Series E Preferred at a conversion price of $8.00, and 30,000 shares issuable upon conversion of Warrants at a conversion price of $6.25.

(7) Includes 1,504,700 shares of Common Stock currently owned, and 255,000 shares issuable upon conversion of Warrants at a conversion price of $6.25.

(8)  Includes 1,552,656  shares of Common Stock  currently  owned.

(9) Includes 12,250 shares subject to stock options which are fully vested and currently exercisable and excludes those shares owned by B III, which Mr. Breazzano may be deemed to beneficially own as a result of Mr. Breazzano's interest in DDJ, however, such beneficial ownership is disclaimed. Mr. Breazzano is a managing member of DDJ.

(10) Includes 12,250 shares subject to stock options, which are fully vested and currently exercisable.

(11) Includes 2,000 shares of Common Stock currently owned and 11,000 shares subject to stock options, which are fully vested and currently exercisable.

(12) Includes 12,055 shares subject to stock options which are fully vested and currently exercisable and excludes those shares owned by B III, which Ms. Mencher may be deemed to beneficially own as a result of Ms. Mencher's interest in DDJ, however, such beneficial ownership is disclaimed. Ms. Mencher is a managing member of DDJ.

(13) Includes 18,403 shares of Common Stock currently owned and 50,725 shares subject to stock options, which are fully vested and currently exercisable.

(14) Includes 66,055 shares subject to stock options, which are fully vested and currently exercisable.

(15) Includes 43,200 shares subject to stock options, which are fully vested and currently exercisable.

(16) Includes 17,953 shares of Common Stock currently owned and 629,644 shares subject to stock options, which are fully vested and currently exercisable.

(17) Includes 17,778 shares of Common Stock currently owned and 629,644 shares subject to stock options, which are fully vested and currently exercisable.

(18) Includes 26,250 shares subject to stock options, which are fully vested and currently exercisable.



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

During 1999, BIII Capital Partners, L.P. (BIII) participated in the Company's private placements, including the issuance of the 11 1/2% Senior Notes, an issuance of common stock and an issuance of preferred stock. In March 1999, BIII purchased Senior Notes with a face value of $22.5 million. During August 1999, they acquired 571,429 shares of common stock for proceeds of $4,000,000. On December 28, 1999, they purchased 13,600 shares of Series D preferred stock for proceeds of $13,600,000.

In addition, at December 31, 1999 BIII holds approximately $22,300,000 of the 7% Convertible Subordinated Notes due 2005 which were issued by the Company during 1998.

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

(B)      Reports on Form 8-K

On December 28, 1999, the Company filed a Current Report on Form 8-K, whereby it announced the completion of a $15 million private placement of Series D Preferred Stock.

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

4.10 Certificate of Designation of the Company's Series D Preferred Stock (Incorporated by reference to Exhibit No. 99.2 of the Company's Current Report on Form 8-K, dated March 29, 1999.)

4.11 Certificate of Designation of the Company's Series E Preferred Stock (Incorporated by reference to Exhibit No. 99.2 of the Company's Current Report on Form 8-K, dated March 27, 2000.)

4.12 Warrant Registration Rights Agreement, dated as of March 2, 1999, by and among Waste Systems International, Inc. and its subsidiaries and First Albany Corporation. (Incorporated by reference to Exhibit No. 4.4 of the Company's Current Report on Form 8-K, dated March 2, 1999.)

4.13 Purchase Agreement, dated February 25, 1999, by and among First Albany Corporation and Waste Systems International, Inc. and its subsidiaries. (Incorporated by reference to Exhibit No. 1.1 of the Company's Current Report on Form 8-K, dated March 2, 1999.)

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

10.8 Form of Exchange Agreement between Waste Systems International, Inc. and each participating holder in the March 31, 1999 exchange of 7% Convertible Subordinated Notes for an aggregate of 2,249,109 shares of common stock. (Incorporated by reference to Exhibit No. 4.5 to the Company's Registration Statement on Form S-4, No. 33-81341.)

10.9 Form of 11 1/2% Series B Senior Note due 2006 (Incorporated by reference to Exhibit No. 4.6 to the Company's Registration Statement on Form S-4, No. 33-81341.).

10.10 Form of Exchange Offering Memorandum dated January 18,2000. (Incorporated by reference to Exhibit No. 99.2 of the Company's Current Report on Form 8-K,dated January 18, 2000.)

21.1     Schedule of Subsidiaries.

27.1     Financial Data Schedules

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE SYSTEMS INTERNATIONAL, INC.

   Date:  March 30, 2000               By:   /s/ Philip Strauss
                                             ------------------
                                                Philip Strauss
                                 Chairman, Chief Executive Officer and President
                                          (Principal Executive Officer)

   Date: March 30, 2000                By:   /S/ James Elitzak
                                              ------------------
                                                  James Elitzak
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Date: March 30, 2000                 By: /s/ Philip Strauss
                                           --------------------
                                                Philip Strauss
                                 Chairman, Chief Executive Officer and President
                                            (Principal Executive Officer)

   Date: March 30, 2000                 By:   /S/ Robert Rivkin
                                             --------------------
                                                 Robert Rivkin
                                   Executive Vice President -Acquisitions,
                                           Treasurer and Secretary

   Date: March 30, 2000                 By:   /S/ Jay J. Matulich
                                             --------------------
                                           Jay J. Matulich - Director

   Date: March 30, 2000                 By:   /S/ David J. Breazzano
                                            -------------------------
                                           David J. Breazzano - Director

   Date: March 30, 2000                 By:   /S/ Charles Johnston
                                               ------------------------
                                              Charles Johnston - Director

   Date: March 30, 2000                 By:   /S/ Judy K. Mencher
                                             ---------------------------
                                              Judy K. Mencher - Director

   Date: March 30, 2000                 By:   /S/ William B. Philipbar
                                             ----------------------------
                                            William B. Philipbar - Director

Exhibit 21.1
Schedule of Subsidiaries
As of December 31, 1999

Name and address:                                                    EIN

WSI, Inc.                                                          95-4203626
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI Medical-Waste Systems, Inc.                                    04-3377563
(Formerly Biosafe Medical Waste Technology, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI Vermont Holdings, Inc.                                         03-0347845
(Formerly Waste Professionals of Vermont, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI Moretown Landfill, Inc.                                        03-0355691
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI Burlington Transfer Station, Inc.                             04-33746889
 (Formerly Burlington Area Transfer Station, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI Waitsfield Transfer Station, Inc.                             04-3292469
(Formerly Waitsville Transfer Station, Inc.
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI of Vermont, Inc.                                              03-0354296
(Formerly WPV Disposal, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI of Massachusetts Holdings, Inc.                               04-3301441
(Formerly Biosafe Buckland, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI of Massachusetts Hauling, Inc.                                04-3301442
(Formerly Biosafe Fairhaven, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI of South Hadley, Inc.                                         04-3086959
 (Formerly Biosafe, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI Pennsylvania Holdings, Inc.                                  04-3301448
 (Formerly Biosafe Mid-Atlantic, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI Sandy Run Landfill, Inc.                                     04-3301445
(Formerly Biosafe Pennsylvania, Inc.)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI of Pennsylvania, Inc.                                        04-3301449
(Altoona Hauling)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI of Pennsylvania Transportation, Inc.                         04-3301450
(Harrisburg Hauling)
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

Biosafe Systems, Inc.                                            34-4027808
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

Mostoller Landfill, Inc.                                         25-1622775
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI St. Johnsbury Transfer Station, Inc.                         03-3556503
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI New York Holdings, Inc.                                      04-3428760
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI of New York, Inc.                                            04-3434005
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI of Oxford Transfer Stations, Inc.                            04-3454163
Mass Wood Recycling, Inc.
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI Maryland Holdings, Inc.                                      04-3428758
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

Palmer Resource Recovery Corporation                             16-1557988
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI Camden Transfer Station                                       04-3457679
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI Massachusetts Recycling, Inc.                                 04-3470404
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI Somerset Hauling, Inc.                                        04-3460153
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

Community  Refuse Service, Inc.                                   23-1554822
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI Mifflin County Landfill, Inc.                                 04-3480387
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

Eastern Trans-Waste of Maryland                                   52-1294346
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

WSI Maryland Hauling, Inc.                                        04-3480224
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

Turner Trucking & Salvage Co., Inc.                               04-2628610
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420

Spartan Consolidated                                              02-0417895
420 Bedford Street, Suite 300
Lexington, Massachusetts 02420