Form 10-Q
period 2000-03-31
WASTE SYSTEMS INTERNATIONAL INC
filed 2000-05-15
CIK 847468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended March 31, 2000.
                                       or

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of May 8, 2000 was 20,348,347.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                           PAGE

PART I.  Financial Information

 Item 1. Financial Statements:

    Consolidated Balance Sheets as of March 31, 2000 and
     December 31, 1999.                                                       1

    Consolidated Statements of Operations for the Three
     Months Ended March 31, 2000 and 1999.                                    2

    Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 2000 and 1999.                              3

    Notes to Consolidated Financial Statements.                             4-8

 Item 2. Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations.                   9-15


PART II.  Other Information

 Item 1.  Legal Proceedings                                                  16
 Item 2.  Changes in Securities                                              16
 Item 3.  Defaults on Senior Securities                                      16
 Item 4.  Submission of Matters to a Vote of Security Holders                16
 Item 5.  Other Information                                                  16
 Item 6.  Exhibits, Financial Statements Schedules and Reports
          on Form 8-K                                                        16

Signatures                                                                   17

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                         March 31,           December 31,
                                  Assets                                                   2000                  1999
                                  ------
                                                                                    --------------------  -------------------
                                                                                        (Unaudited)
Current assets:
      Cash and cash equivalents                                                                       $       $   12,871,773
                                                                                              2,088,105
      Accounts receivable, less allowance for doubtful accounts of
        $925,000 at March 31, 2000 and $815,000 at December 31,1999                          10,374,629            9,294,149
      Prepaid expenses and other current assets                                               2,524,782            2,463,005
                                                                                    --------------------  -------------------

        Total current assets                                                                 14,987,516           24,628,927

Property and equipment, net (Notes 2 and 3)                                                 174,661,296          174,957,281
Intangible assets, net (Notes 2 and 4)                                                       47,386,623           47,860,406
Other assets                                                                                  7,876,168            7,646,477
                                                                                    --------------------  -------------------
        Total assets                                                                     $  244,911,603       $  255,093,091
                                                                                    ====================  ===================


                        Liabilities and Stockholders' Equity

Current liabilities:
      Current portion of long-term debt and notes payable (Note 5)                        $   1,851,197        $   1,383,995
      Accounts payable                                                                       16,984,728           14,712,075
      Accrued expenses                                                                       13,108,401           14,734,758
      Deferred revenue                                                                        1,819,281            1,893,576
                                                                                    --------------------  -------------------

        Total current liabilities                                                            33,763,607           32,724,404

Long-term debt and notes payable (Note 5)                                                   134,164,543          172,715,823
Accrued landfill closure and post-closure                                                     1,950,158            2,800,471
                                                                                    --------------------  -------------------
        Total liabilities                                                                   169,878,308          208,240,698
                                                                                    --------------------  -------------------

Commitments and Contingencies (Note 7)

Stockholders' equity (Notes 5 and 6):
      Common stock, $.01 par value.  Authorized 75,000,000 shares;
        20,348,347 and 20,330,844 shares issued and outstanding at
        March 31, 2000 and December 31, 1999, respectively                                      203,483              203,309
      Series D Preferred Stock $.001 par value.  Authorized 1,000,000 shares; 20,500 shares designated and 15,000 shares issued and
        outstanding at March 31, 2000 and December 31, 1999.                                 15,000,000           15,000,000
      Series E Preferred Stock $.001 par value.  Authorized 1,000,000 shares; 60,000 shares designated and 38,531 shares issued
         and outstanding at March 31, 2000.                                                  38,531,000                    -
      Additional paid-in capital                                                             96,097,292           96,318,442
      Accumulated deficit                                                                  (74,798,480)         (64,669,358)
                                                                                    --------------------  -------------------
        Total stockholders' equity                                                           75,033,295           46,852,393
                                                                                    --------------------  -------------------

        Total liabilities and stockholders' equity                                        $ 244,911,603       $  255,093,091
                                                                                    ====================  ===================


          See accompanying notes to consolidated financial statements.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                    Three months ended March 31,
                                                                                       2000                 1999
                                                                                 -----------------    -----------------

Revenues                                                                             $ 16,801,641          $ 8,862,258

Cost of operations:
     Operating expenses                                                                13,451,393            5,571,116
     Depreciation and amortization                                                      3,777,975            1,752,514
     Acquisition integration costs (Note 2)                                               282,661              544,400
                                                                                     ------------          -----------
         Total cost of operations                                                      17,512,029            7,868,030
                                                                                     ------------          -----------

         Gross profit (loss)                                                             (710,388)             994,228

Selling, general and administrative expenses                                            2,868,313            1,913,609
                                                                                     ------------          -----------

         Loss from operations                                                         (3,578,701)            (919,381)
                                                                                     ------------          -----------

Other income (expense):
     Other expenses, net                                                                 (719,453)            (132,402)
     Interest income                                                                       55,504              168,342
     Interest expense and financing costs                                              (4,156,967)          (2,006,467)
     Non-cash charge for debt conversion (Note 5)                                             -             (5,583,717)
                                                                                     ------------          -----------
         Total other income (expense)                                                 (4,820,916)           (7,554,244)
                                                                                     ------------          -----------

         Loss before extraordinary item                                               (8,399,617)           (8,473,625)

Extraordinary item - loss on extinguishment of debt                                     (963,172)             (223,008)
                                                                                     ------------          ------------
         Net loss                                                                     (9,362,789)           (8,696,633)

Preferred stock dividends (Note 6)                                                       766,333                    -

         Net loss available for common shareholders                                $ (10,129,122)         $ (8,696,633)
                                                                                   ==============         =============

Basic net loss per share:
     Loss from continuing operations                                                  $    (0.41)           $   (0.72)
     Extraordinary item                                                                    (0.05)               (0.02)
     Preferred stock dividends                                                             (0.03)                   -
                                                                                 -----------------    -----------------
Basic net loss per share                                                              $    (0.49)           $   (0.74)
                                                                                 =================    =================

Weighted average number of shares used in
     computation of basic net loss per share                                           20,341,836           11,737,727
                                                                                 =================    =================


          See accompanying notes to consolidated financial statements.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Three months ended March 31,
                                                                                         2000                1999
                                                                                    --------------      -------------

Cash flows from operating activities:
    Net loss                                                                        $ (10,129,122)       $ (8,696,633)
    Adjustments to reconcile net loss to net cash provided (used) by operating activities:
       Depreciation and amortization                                                     4,072,845           1,775,970
       Increase in allowance for doubtful accounts                                         110,000                   -
       Non-cash charge for conversion of debt to equity                                          -           5,583,717
       Accrued landfill closure and post-closure costs                                     191,627              74,244
       Extraordinary loss on extinguishment of debt                                        963,172             223,008
       Changes in assets and liabilities:
          Accounts receivable                                                          (1,190,480)           (885,610)
          Prepaid expenses and other current assets                                       (61,777)           1,543,673
          Accounts payable                                                               2,272,653             403,520
          Accrued expenses                                                               (982,561)           1,449,618
          Deferred revenue                                                                (74,295)             263,453
                                                                                 ------------------   -----------------
          Net cash provided (used) by operating activities                             (4,827,938)           1,734,960
                                                                                 ------------------   -----------------
Cash flows from investing activities:
    Net assets acquired through acquisitions                                                     -        (35,997,173)
    Expenditures for property and equipment                                            (2,865,648)         (2,178,969)
    Landfill closure expenditures                                                      (1,041,940)                   -
    Intangible assets                                                                    (172,090)           (443,086)
    Other assets                                                                       (1,427,289)           (452,124)
                                                                                 ------------------   -----------------
          Net cash used by investing activities                                        (5,506,967)        (39,071,352)
                                                                                 ------------------   -----------------
Cash flows from financing activities:
    Deferred financing and registration costs                                                (913)         (2,590,393)
    Repurchase of common stock                                                                   -         (2,835,022)
    Repayments of notes payable and long-term debt                                       (196,874)        (20,615,113)
    Borrowings from notes payable and long-term debt                                             -         100,000,000
    Expenses associated with equity transactions                                         (280,976)                   -
    Proceeds from exercise of stock options                                                 30,000                   -
                                                                                 ------------------   -----------------
          Net cash provided (used) by financing activities                               (448,763)          73,959,472
                                                                                 ------------------   -----------------
Increase (decrease) in cash and cash equivalents                                      (10,783,668)          36,623,080
Cash and cash equivalents, beginning of period                                         12,871,773              193,613
                                                                                 ------------------   -----------------
Cash and cash equivalents, end of period                                              $  2,088,105       $  36,816,693
                                                                                 ==================   =================


          See accompanying notes to consolidated financial statements.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  1.  Basis of Presentation

The accompanying consolidated financial statements of Waste Systems International, Inc. and its subsidiaries ("WSI" or the "Company") include the accounts of the Company after elimination of all significant intercompany accounts and transactions. These consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all
adjustments  (which  include  only  normal  recurring  adjustments)   considered
necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented have been made. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, for the year ended December 31, 1999.

There have been no significant additions to or changes in accounting policies of the Company since December 31, 1999. For a complete description of the Company's accounting policies, see Note 2 to Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K.


Note  2.  Acquisitions

During 1999, the Company acquired five collection companies and a landfill in Central Pennsylvania, one collection company in Vermont, two collection companies, two transfer stations and a paper recycling plant in Eastern New England, two collection companies and a transfer station in Upstate New York and a collection company and transfer station in the Washington D.C. region.

The Company defines acquisition integration costs as costs incurred, after an acquisition is closed, to integrate the acquired operation with the Company's existing operation. These costs are separate from any obligations or consideration paid to the seller. These costs include one-time, non-recurring costs, which in the opinion of Company management have no future value and are expensed as incurred. The majority of the items identified as acquisition integration costs are related to: 1). Health and Safety, 2). Name Change, 3). Information Systems, 4). Employee Severance and Retention and 5). Physical Operation Relocation Costs. These charges are accrued as the costs are incurred. While acquisition integration activities are generally completed within one year from the date of acquisition new expenses and accruals are booked each quarter as they are incurred. The estimates are reviewed frequently by Company management and the related operation teams integrating the new acquisitions and adjusted as required. Acquisition integration costs totaled approximately $283,000 and $544,000, for the three months ended March 31, 2000 and 1999, respectively.

The following unaudited pro forma financial information presents the combined results of operations of the Company and the aggregate of the acquired entities for the three months ended March 31, 1999, as if the acquisitions had occurred as of January 1, 1999 after giving effect to certain adjustments, including amortization of intangibles and additional depreciation of property and equipment. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the aggregate of the acquired entities constituted a single entity during such period.

                                                   March 31, 1999

                  Net revenues                    $    16,775,000
                                                  ===============

                  Loss from operations            $   (9,181,000)
                                                  ===============

                  Net loss                        $  (16,958,000)
                                                  ===============

                  Basic loss per share            $        (0.68)
                                                  ===============

Note  3.  Property and Equipment

Property and equipment are stated at cost and consist of the following;

                                                                           March 31,          December 31,
                                                                             2000                 1999
                                                                         (Unaudited)
                  Landfills                                             $ 70,324,617          $ 70,206,638
                  Transfer stations, buildings and improvements           79,587,274            77,445,686
                  Machinery and equipment                                  9,265,649             9,028,635
                  Rolling stock                                           16,248,852            16,175,247
                  Containers and compactors                                9,504,312             9,455,373
                  Capital development costs                                4,107,843             4,103,697
                  Office furniture and equipment                           1,907,697             1,665,320
                                                                       -------------          ------------
                                                                         190,946,244           188,080,596
                     Less accumulated depreciation and amortization      (16,284,948)         (13,123,315)

                  Property and equipment, net                          $ 174,661,296          $174,957,281
                                                                       =============          =============


Note  4.  Intangible Assets

Intangible assets consist of the following;

                                                                           March 31,          December 31,
                                                                             2000                 1999
                                                                         (Unaudited)
                  Goodwill                                              $ 40,909,556          $ 40,791,022
                  Non-compete agreements                                   5,792,435            5,792,435
                  Customer lists                                           4,877,599            4,817,599
                  Other                                                      745,712               722,161
                                                                      --------------         -------------
                                                                          52,325,302            52,123,217
                      Less accumulated amortization                      (4,938,679)           (4,262,811)
                                                                       -------------           -----------

                  Total intangible assets                               $ 47,386,623          $ 47,860,406
                                                                        ============          ============


Note 5.  Long-term debt and notes payable

Long-term debt and notes payable consists of:

                                                                           March 31,          December 31,
                                                                             2000                 1999
                                                                         (Unaudited)
                  11 1/2% Senior Notes                                 $  84,645,000          $100,000,000
                  7% Convertible Subordinated Notes                       26,719,222            49,551,426
                  BankNorth Group Credit Facility                         17,500,000            17,500,000
                  10% Convertible Subordinated Debentures                    450,000               450,000
                  Capital Leases                                           1,081,698             1,104,288
                  Equipment and Other Notes Payable                        5,619,820             5,494,104
                                                                       -------------             ---------
                                                                         136,015,740           174,099,818
                      Less current portion                                 1,851,197             1,383,995
                                                                       -------------             ---------

                  Long-term portion                                    $ 134,164,543          $172,715,823
                                                                       =============          ============

Senior Notes Offering and Debt Repayment. On March 2, 1999, the Company completed a private placement of $100.0 million of 11 1/2% Senior Notes (the "Senior Notes") and warrants to purchase an aggregate of 1,500,000 shares of the Company's common stock at an exercise price of $6.25 per share (the "Warrants"). The Senior Notes mature on January 15, 2006 and bear interest at 11 1/2% per annum, payable semi-annually in arrears on each January 15 and July 15, subject to prepayment in certain circumstances. The interest rate on the Senior Notes is subject to adjustment upon the occurrence of certain events as provided in the Indenture for the Senior Notes. The Senior Notes may be redeemed at the option of the Company after March 2, 2003 at redemption prices set forth in the Senior Notes Indenture, together with accrued and unpaid interest. The Warrants are exercisable through March 2, 2004. The number of shares for which, and the price per share at which, a Warrant is exercisable, are subject to adjustment upon the occurrence of certain events as provided in the Warrant Agreement.

Convertible Subordinated Notes. On May 13, 1998, the Company closed an offering of $60.0 million in 7% Convertible Subordinated Notes. The Notes mature in May 2005, and bear interest at 7.0% per annum, payable semiannually in arrears on each June 30 and December 31. The shares are convertible at the option of the holder at any time and can be mandatorily converted by the Company after May 13, 2000, if the Company's Common Stock closing price equals or exceeds the conversion price of $10.00 per share for a period of 20 consecutive days. On March 31, 1999, the Company exchanged 2,244,109 shares of the Company's Common Stock for $10,449,000 of the Notes. The exchange price per share of $4.656 was equal to the closing of the Common Stock as reported by NASDAQ on that date. Interest on the Notes totaling approximately $183,000 was paid in cash. In connection with the conversion of debt into equity, the Company issued 1,199,252 shares of Common Stock in excess of the shares that would have been issued if the debt had been converted in accordance with its original terms. The Company recorded a non-cash charge of $5,583,717 attributable to the issuance of these additional shares of Common Stock, which has been offset in consolidated stockholders' equity by the additional deemed proceeds from the issuance of the shares.

Exchange. On February 15, 2000, the Company closed an Exchange Offer for its $49,551,000 of Convertible Subordinated Notes due 2005 and its $100,000,000 Senior Notes due 2006. Approximately $15,355,000 principal amount of, plus accrued but unpaid interest on, its 11 1/2% Senior Notes due 2006 and approximately $22,832,000 principal amount of, plus accrued but unpaid interest on, its 7% Convertible Subordinated Notes due 2005 were tendered and exchanged into shares of the Company's newly designated Series E Convertible Preferred Stock which carry an 8% dividend which is payable in kind or cash at the option of the Company. The Company issued an aggregate of 38,531 shares of its Series E Convertible Preferred Stock. The preferred stock is redeemable at any time by the Company at par plus accrued and unpaid dividends and can be converted into shares of the Company's common stock at a price of $8.00 per share at any time at the option of the holder and can be mandatorily converted by the Company if its common stock closing price equals or exceeds $8.00 for a period of twenty consecutive trading days.

Credit Facility. On August 3, 1999, the Company entered into a $25 million secured revolving credit facility with The BankNorth Group, N.A. to fund acquisitions and for general working capital purposes. The revolving credit agreement has a term of three years, provides for an interest rate based on LIBOR or Prime, and includes other terms and conditions customary for secured revolving credit facilities. At March 31, 2000 and December 31, 1999, the Company had borrowed $17,500,000 against the credit facility and the interest rate was 9.75% and 9.5% at March 31, 2000 and December 31, 1999, respectively. At March 31, 2000, the Company did not meet certain financial covenants under the credit facility. The Company is currently working with the BankNorth Group to amend the covenants.

10%  Convertible   Subordinated   Notes.  During  1995,  the  Company  closed  a
"Regulation S" offering of $11,225,000 in Convertible Subordinated Notes and Warrants to overseas investors, which resulted in net proceeds to the Company of approximately $10,000,000. The Notes mature on September 30, 2000, and bear interest at 10%, payable quarterly. The notes were partially paid back as a result of the Senior Notes Offering. There was $450,000 outstanding, at both March 31, 2000 and December 31, 1999.

Capital Leases. The Company leases certain facilities, equipment, and vehicles under agreements, which are classified as capital leases.

Equipment and Other Notes Payable. The Company has entered into various financing agreements for certain rolling stock and other machinery and equipment. These agreements range from three to five years with interest rates between 8% and 10%. The notes are secured by the related pieces of rolling stock or machinery and equipment

Note 6.  Preferred Stock

On February 15, 2000, the Company closed an Exchange Offer for its $49,551,426 of Convertible Subordinated Notes due 2005 and its $100,000,000 Senior Notes due 2006. Approximately $15,355,000 principal amount of, plus accrued but unpaid interest on, its 11 1/2% Senior Notes due 2006 and approximately $22,832,000 principal amount of, plus accrued but unpaid interest on, its 7% Convertible Subordinated Notes due 2005 were tendered and exchanged into shares of the Company's newly designated Series E Convertible Preferred Stock which carry an 8% dividend which is payable in kind or cash at the option of the Company. The Company issued an aggregate of 38,531 shares of its Series E Convertible Preferred Stock. The preferred stock is redeemable at any time by the Company at par plus accrued and unpaid dividends and can be converted into shares of the Company's common stock at a price of $8.00 per share at any time at the option of the holder and can be mandatorily converted by the Company if its common stock closing price equals or exceeds $8.00 for a period of twenty consecutive trading days. At March 31, 2000, the Company accrued a dividend of approximately $380,000 related to the Series E Preferred Stock.

On December 28, 1999, the Company raised $15 million through a private placement of Series D Convertible Preferred. The Series D Preferred Stock carries a 10% dividend which is payable in kind or cash at the option of the Company. The Preferred Stock can be converted into shares of the Company's Common Stock at a price of $6.00 per share at any time at the option of the holder and can be mandatorily converted by the Company if its common stock closing price equals or exceeds $9.00 for a period of twenty consecutive trading days. Finally, the Preferred Stock is eligible to vote on an as-converted basis with the Company's Common Stock and is redeemable at any time by the Company. At March 31, 2000, the Company accrued a dividend of approximately $386,000 related to the Series D Preferred Stock.


Note 7.  Commitments and Contingencies

In the normal course of its business, and as a result of the extensive governmental regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings involving federal, state, or local agencies. In these proceedings, an agency may seek to impose fines on the Company or to revoke or deny renewal of an operating permit held by the Company. From time to time, the Company also may be subjected to actions brought by citizens' groups in connection with the permitting of its landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. Certain federal and state environmental laws impose strict liability on the Company for such matters as contamination of water supplies or the improper disposal of waste. The Company's operation of landfills subjects it to certain operational, monitoring, site maintenance, closure and post-closure obligations which could give rise to increased costs for monitoring and corrective measures.

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

SFAS  No.  131,  "Disclosures  about  Segments  of  an  Enterprise  and  Related
Information," SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing their performance. The Company's chief operating decision-maker is the Chief Executive Officer.

The Company manages its business segments according to how they are integrated between hauling, transfer and landfill operations. The Eastern New England - Boston area and Washington D.C. operations are integrated with the Central Pennsylvania operations, disposing of their waste in Central Pennsylvania. The Vermont operation is primarily integrated within itself. These four operations are grouped together by management and evaluated as one unit. While the operations have separate management teams, their operating results are evaluated on a combined basis taking into consideration all intercompany transactions and eliminations. The Upstate New York and Central Massachusetts operations are not integrated and are reviewed together as non-integrated operations. Each operating segment provides services as further described in Note 1 of the December 31, 1999 Consolidated Financial Statements. The accounting policies of the various segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 2 of the December 31, 1999 Consolidated Financial Statements. The Company evaluates the performance of its segments based on operating income (loss), EBITDA and Adjusted EBITDA. Operating income
(loss) for each segment includes all expenses directly attributable to the segment, including acquisition related costs, and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of corporate expenses. Corporate expenses are comprised primarily of information systems and other general and administrative expenses separately managed. EBITDA is defined as operating income or loss from continuing operations excluding depreciation and amortization, which includes depreciation and amortization included in selling, general and administrative expenses. EBITDA does not represent, and should not be considered as an alternative to, net income or cash flows from operating activities, each as determined in accordance with GAAP. Adjusted EBITDA represents EBITDA plus one-time charges associated with the write-off of landfill development costs, acquisition integration costs and restructuring costs. Segment assets exclude corporate assets. Corporate assets include cash and cash equivalents, office equipment and other assets. Capital expenditures for long-lived assets are not reported to management by segment and are excluded, as presenting such information is not practical.

Summary information by segment as of and for the three months ended March 31, 2000 and 1999 is as follows:

Integrated Regions                                    2000           %           1999         %
------------------                                    ----         -----         ----       -----
     Revenue                                       $13,877,787     100.0%      $5,604,349   100.0%
     Income (loss) from continuing operations       (1,611,650)    (11.6%)        458,479     8.2%
     Depreciation and amortization                   3,315,297      23.9%       1,375,580    24.5%
     Acquisition integration costs                     265,069       1.9%         185,704     3.3%
     EBITDA                                          1,807,935      13.0%       1,828,276    32.6%
     Adjusted EBITDA                                 2,073,004      14.9%       2,013,931    35.9%
     Net interest expense                              (99,126)     (0.7%)        (36,614)   (0.7%)
     Segment assets                                207,189,522         -      106,209,237       -

Non-Integrated Regions
     Revenue                                         2,923,854     100.0%       3,257,909   100.0%
     Income (loss)from continuing operations          (790,592)    (27.0%)       (349,001)  (10.7%)
     Depreciation and amortization                     494,239      16.9%         376,935    11.6%
     Acquisition integration costs                      17,592       0.6%         358,696    11.0%
     EBITDA                                           (296,352)    (10.1%)         27,884     0.9%
     Adjusted EBITDA                                  (278,760)     (9.5%)        386,629    11.9%
     Net interest expense                                   -          -              (18)    0.0%
     Segment assets                                 32,983,366         -       28,110,357       -

Corporate and Other
     Revenue                                                 -         -               -        -
     Income (loss) from continuing operations       (1,176,459)        -       (1,028,859)      -
     Depreciation and amortization                      29,652         -               -        -
     Acquisition integration costs                           -         -               -        -
     EBITDA                                         (1,250,313)        -         (999,571)      -
     Adjusted EBITDA                                (1,250,313)        -         (999,571)      -
     Net interest expense                           (4,002,337)        -       (1,801,493)      -
     Segment assets                                  4,738,715         -       39,564,527       -

TOTAL
     Revenue                                        16,801,641     100.0%       8,862,258   100.0%
     Income (loss) from continuing operations       (3,578,701)    (21.3%)       (919,381)  (10.4%)
     Depreciation and amortization                   3,839,188      22.5%       1,752,515    19.8%
     Acquisition integration costs                     282,661       1.7%         544,400     6.1%
     EBITDA                                            261,270       1.6%         856,589     9.7%
     Adjusted EBITDA                                   543,931       3.2%       1,400,989    15.8%
     Net interest expense                           (4,101,463)    (24.4%)     (1,838,125)  (20.7%)
     Segment assets                                244,911,603         -      173,884,121       -


Note  9.  Supplemental disclosures of cash flow information:

During the three months ended March 31, 2000 and 1999, cash paid for interest was $7,237,000 and $620,903, respectively.

On February 15, 2000, the Company exchanged $22,832,204 of its $49,551,426 of Convertible Subordinated Notes due 2005; $15,355,000 of its $100,000,000 Senior Notes due 2006 and $346,934 of accrued interest for 38,531 shares of its Series E Preferred Stock.

On March 31, 1999, the Company exchanged 2,244,109 shares of the Company's Common Stock for $10,449,000 of its 7% Subordinated Notes. The Company incurred a non-cash charge of $5,583,717 in connection with this conversion of debt into equity.

In connection with the Company's acquisitions, during the first quarter of 1999, the Company acquired property and equipment of $30.3 million, intangible assets of $7.5 million and other assets of $0.1 million. The Company paid approximately $36.0 million in cash and assumed liabilities from the acquired companies of $1.9 million.

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

Introduction

Waste Systems International, Inc. (the "Company" or "WSI") is an integrated non-hazardous solid waste management company that provides solid waste collection, recycling, transfer and disposal services to commercial, industrial, residential and municipal customers within certain regional markets in the Northeast and Mid-Atlantic states where it operates. The Company focuses on the operation of an integrated non-hazardous solid waste management business, including the ownership and operation of solid waste disposal facilities (landfills), transfer stations and solid waste collection services. The Company derives revenue from collecting solid waste from its customers, which it delivers for disposal in its own landfills, and also from unaffiliated waste collection companies who pay to dispose of waste in the Company's landfills. The Company seeks to acquire substantial collection operations and transfer stations in association with its landfills in order to enhance its overall profitability and to increase its control over its sources of revenue.

At March 31, 2000, the Company owned and operated one landfill in Vermont and three landfills in Central Pennsylvania. The Company's Moretown Landfill in Vermont is permitted to accept 120,000 tons of municipal solid waste ("MSW") per year. The Company's Sandy Run Landfill in Hopewell, Pennsylvania is permitted to accept 86,000 tons of MSW per year. Both of these landfills were in operation for all of 1999. On March 1, 1999, the Company acquired the Community Refuse Services landfill located in Shippensberg, Pennsylvania, just outside of Harrisburg, Pennsylvania. This landfill is permitted to accept 309,000 tons of MSW per year. On December 28, 1999 the Company completed construction and opened the Mostoller Landfill in Somerset, Pennsylvania. This landfill is permitted to accept 624,000 tons of MSW per year. As of March 31, 2000, the aggregate remaining estimated permitted capacity of the Company's four owned landfills was approximately 22.7 million cubic yards. In addition, the Company has contracted with the Town of South Hadley, Massachusetts to operate the Town's landfill, which has an estimated capacity of approximately 1.2 million cubic yards available for future disposal. Providing there are no unexpected permitting delays, the Company expects to begin construction of that landfill during the last half 2000 and projects the landfill to begin operating in 2001. The Company also owns and operates five transfer stations and has acquired two additional transfer stations that are permitted and are under construction. As of March 31, 2000, the Company's collection operations served a total of approximately 73,000 commercial, industrial, residential and municipal customers in the Central Pennsylvania, Eastern New England, Upstate New York, Vermont and Washington DC markets.

The following table provides certain information regarding the 5 landfills owned or operated by the Company as of March 31, 2000.
                                         Total      Currently     Remaining
                                         Site       Permitted     Permitted
  Landfill Name      Location           Acreage      Acreage   Capacity (cu yds)
  -------------      --------           -------     ---------  -----------------
  Mostoller          Somerset, PA          715         278.1       14,125,000
  Sandy Run          Hopewell, PA          711          39.6        2,596,000
  Moretown           Moretown, VT          200          33.7        1,218,000
  Cumberland         Cumberland, PA        627         104.7        4,772,000
  South Hadley       South Hadley, MA       30           --            --(1)

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

Throughout 1999, the Company pursued an active acquisition strategy to achieve its objective of expanding the current geographical scope of its operations and becoming a leading provider of integrated solid waste management services in each of the markets it serves. The Company's three-step acquisition program was designed to (i) acquire long-term disposal capacity in targeted regional markets, (ii) acquire collection companies and transfer stations which will serve as platforms in the targeted regions to secure a stable long-term waste flow, and (iii) secure "tuck-in acquisitions" of small but complementary collection companies to increase a regional operation's profitability.

During 1999, the Company acquired five collection companies and a landfill in Central Pennsylvania, one collection company in Vermont, two collection companies, two transfer stations and a paper recycling plant in Eastern New England, two collection companies and a transfer station in Upstate New York and a collection company and transfer station in the Washington D.C. region. During 1998, the Company completed 34 acquisitions within its five current operating regions.

The Company does not expect to pursue any acquisitions during the remainder of 2000. The Company may consider additional acquisitions at a later date. During 2000, the primary focus of the Company will be the on-going integration current operations. The Company will continue to optimize the value of its landfill, transfer and collection assets through internalization of waste collected by the Company, internal growth through sales and marketing efforts and operating efficiencies.


Internalization of Waste

Throughout 1999 and during the three months ended March 31, 2000, the Company increased the amount of waste collected by the Company that was subsequently disposed at Company landfills, and increased the amount of the waste delivered for disposal at the Company's landfills that was collected by the Company. During the three months ended March 31, 2000, over 95% of the waste from the Company's Vermont operations was delivered for disposal at the Moretown Landfill and approximately 39% of the waste delivered for disposal at the Moretown Landfill during this period was collected by the Company. In addition, approximately 93% of the waste from the Company's Central Pennsylvania - Altoona division operations was delivered for disposal at the Sandy Run Landfill and approximately 79% of the waste delivered for disposal at the Sandy Run Landfill during this period was collected by the Company. Approximately 92% of the waste from the Company's Central Pennsylvania - Harrisburg division operations was delivered for disposal at the Community Refuse, Inc. landfill and approximately 34% of the waste delivered for disposal at the Community Refuse Services landfill during this period was collected by the Harrisburg division and other company regions. The Washington, D. C. operation disposed of approximately 95% of its waste at the Community Refuse Services and Mostoller landfills. The Eastern New England - Boston area operation disposed of approximately 86% of its waste at the Community Refuse Services landfill. The Upstate New York and Central Massachusetts operations do not internalize any of their waste at Company owned landfills. The Company continues to seek opportunities to internalize the waste from these regions.

Results of Operations

Because of the relative significance of the acquired business' operations to the Company's financial performance relating to the acquisitions consummated in 1998 and 1999, the Company does not believe that its historical financial statements are necessarily indicative of future performance and as a result will affect the comparability of the financial information included herein.

Revenues:

Revenues represent fees charged to customers for solid waste collection, transfer, recycling and disposal services provided. Arrangements with customers include both long-term contractual arrangements and as-received disposal at prices quoted by the Company. Revenues for the periods presented in the consolidated statements of operations were derived from the following sources:

                                                 Three months ended
                                                       March 31,
                                               2000                1999
                                               ----                ----
         Collection                            74.0%               85.5%
         Landfill                              10.0                10.4
         Transfer                              16.0                 4.1
                                             -------              -------

         Total Revenue                        100.0%              100.0%
                                             =======              =======

For the purpose of this table, revenue is primarily attributed to the operation where the Company first receives the waste. For example, revenue received from waste collected by the Company and disposed in a Company landfill is entirely attributed to collection. During 2000, the change in revenue mix is primarily attributable to the transfer stations the Company acquired July 1, 1999. Both of these acquired companies transfer stations derived a significant portion of their revenues from third parties. These transfer stations were not owned by the Company during the first quarter of 1999.

Revenues increased by approximately $7,940,000, or 90% to approximately $16,802,000 for the three month period ended March 31, 2000 compared with $8,862,000 for the same period in 1999. The increase was primarily due to the impact of operations acquired during the second and third quarters of 1999. See
Note 2 to the Consolidated Financial Statements.

Operating Expenses:

The following table sets forth, for the periods indicated, certain data derived from the Company's Consolidated Statement of Operations, expressed as a percentage of revenues:

                                                         Three months ended
                                                               March 31,
                                                     2000                 1999
                                                     ----                 ----

  Revenues                                           100.0%               100.0%

  Operating expenses                                  80.1                 62.9
  Depreciation and amortization                       22.5                 19.8
  Acquisition integration costs                        1.7                  6.1
                                                    ------                ------
  Total cost of operations                           104.3                 88.8
                                                    ------                ------

  Gross profit/(loss)                                (4.3)                 11.2
  Selling, general and administrative expenses       17.1                  21.6
                                                    ------                ------

  Loss from operations                              (21.4)                (10.4)

  Other expenses, net                                (4.3)                 (1.5)
  Interest income                                      .3                   1.9
  Interest expense and financing costs              (24.7)                (22.6)
  Non-cash charge for debt conversion                 -                   (63.0)
  Extraordinary item                                 (5.7)                 (2.5)
                                                    ------              --------

  Net loss                                          (55.8)                (98.1)

  Preferred stock dividends                           4.5                     -
                                                    -------              -------
  Net loss available for common stockholders        (60.3)%              (98.1)%
                                                    =======              =======


Operating expenses increased approximately $7,880,000, or 141%, to $13,451,000 from $5,571,000 for the three months ended March 31, 2000, compared with the same period in 1999. As a percentage of revenues, operating expenses increased from 62.9% in the first quarter of 1999 to 80.6% in the first quarter of 2000. Operating expenses increased primarily due to the acquisitions completed in the last three quarters of 1999. The increase in operating expenses as a percentage of revenues was primarily due to increased transportation costs incurred as the Company disposed of waste collected from the Eastern New England region at its landfills in Central Pennsylvania. In addition, the Company experienced higher fuel costs during the first quarter of 2000 due to increased prices. The Company also had higher than normal repairs and maintenance costs on its rolling stock. Finally, the Company had increased labor costs as it ramped up operations at its Somerset, PA region and also at its Vermont and Eastern New England regions.

Depreciation and amortization expense includes depreciation of property and equipment over their useful lives using the straight-line method, amortization of goodwill and other intangible assets over their useful lives using the straight-line method, and amortization of landfill development costs using the units-of-production method. Depreciation and amortization expense increased $2,025,000 or 116% to $3,778,000 for the three months ended March 31, 2000 from $1,753,000 for the comparable period in 1999. The increase is the result of increased depreciation costs of the additional assets acquired through acquisition and increased amortization due to substantial increases in intangible assets related to acquisitions. Additionally, amortization of landfill development costs increased as a result of the increase in the amount of waste accepted at the Company's Moretown landfill and the additions of the Sandy Run and Community Refuse, Inc. landfills in Central Pennsylvania. As a percentage of revenues, depreciation and amortization expense increased to 22.5% in the first quarter of 2000 from 19.8% in the first quarter of 1999. The increase in depreciation and amortization expense as a percentage of revenues is primarily attributable to capital expenditures during the last three quarters of 1999.

Acquisition integration costs are costs incurred, after an acquisition is closed, to integrate the acquired operation with the Company's existing operation. These costs are separate from any obligations or consideration paid to the seller. These costs include one-time, non-recurring costs, which in the opinion of Company management have no future value and are expensed as incurred. The majority of the items identified as Acquisition Integration Costs are related to: 1). Health and Safety, 2). Name Change, 3). Information Systems, 4). Employee Severance and Retention, and 5). Physical Operation Relocation Costs. These charges are accrued as the costs are incurred. While acquisition integration activities are generally completed within one year from the date of acquisition, expenses and accruals are booked each quarter as they are incurred. Acquisition integration costs totaled approximately $283,000 and $544,400, for the three months ended March 31, 2000 and 1999, respectively.

Selling, general and administrative expenses consist of corporate development activities, marketing and public relations costs, administrative compensation and benefits, legal and accounting and other professional fees as well as other administrative costs and overhead. Selling, general and administrative costs increased approximately $954,000, or 50%, to $2,868,000 for the three month period ended March 31, 2000 from $1,914,000 in the comparable period in 1999. As a percentage of revenue, selling, general and administrative expenses decreased to 17.1% for the three months ended March 31, 2000 from 21.6% for the same period in 1999. The dollar increase was due to efforts by the Company to build an infrastructure to sustain its significant growth through acquisition and to support the several corporate initiatives designed to implement its strategy. The decrease as a percentage of revenue was primarily due to the expanded revenue base and related efficiencies.

Interest income decreased $113,000, or 67%, to $56,000 for the three months ended March 31, 2000, from $168,000 in the comparable period in 1999. The decrease was the result of lower average cash and investment balances.

Interest expense and financing costs, net of capitalized interest costs increased $2,151,000, or 107%, to $4,157,000 for the three month period ended March 31, 2000, from $2,006,000 for comparable period in 1999. The increase resulted primarily from increased indebtedness incurred in connection with the 11 1/2% Senior Notes, the 7% Convertible Subordinated Notes and other debt. Interest is capitalized on landfill development costs related to permitting, site preparation, and facility construction during the period that these assets are undergoing activities necessary for their intended use.

Other expenses were $719,000 and $132,000 for the three month periods ended March 31, 2000 and 1999, respectively. Such expenses primarily relate to the write-off of acquisition related expenses.

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

The following table sets forth, for the periods indicated, certain data derived from the Company's Consolidated Statement of Operations, to determine EBITDA and Adjusted EBITDA:
                                                      Three months ended
                                                           March 31,
                                                     2000             1999
                                                 -------------    -------------

  Loss from operations                           ($ 3,578,701)      ($ 919,381)

  Depreciation and amortization                     3,839,188        1,775,970
                                                 -------------     ------------

  EBITDA                                              260,487          856,589

  Acquisition integration costs                       282,661          544,400
                                                 -------------     ------------

  Adjusted EBITDA                                   $ 543,148       $ 1,400,989
                                                 =============     ============

  EBITDA as a % of revenue                               1.6%             9.7%
                                                 =============     ============

  Adjusted EBITDA as a % of revenue                      3.2%            15.8%
                                                 =============     ============


Financial Position

WSI had approximately $2.1 million in cash as of March 31, 2000. This represents a decrease of approximately $10.1 million from $12.9 million in December 31, 1999. The Company had negative working capital of approximately ($18.8) million as of March 31, 2000, a decrease of approximately $8.2 million from ($8.2) million in March 31, 1999.

At March 31, 2000, the Company had approximately $11.3 million in trade accounts receivables. The Company has estimated an allowance for doubtful accounts of approximately $925,000, which is considered sufficient to cover future bad debts.

The Company's business is capital intensive. The Company's capital requirements, which are substantial, include property, equipment, capital expenditures for landfill cell construction, landfill development and landfill closure activities. Principally due to these factors, the Company may incur working capital deficits. The Company plans to meet its capital needs through various financing sources, including internally generated funds, equity securities and debt.

On May 13, 1998, the Company closed on an offering of $60.0 million 7% Convertible Subordinated Notes which resulted in net proceeds to the Company of approximately $58.3 million. On March 2, 1999, the Company completed a private offering of 11 1/2% Senior Notes in the aggregate principal amount of $100 million due January 15, 2006 which resulted in net proceeds to the Company of approximately $97.3 million. In August 1999, the Company issued 2,239,745 shares of its common stock at $7 per share in a private placement for proceeds totaling approximately $15.7 million. In December 1999, the Company issued 15,000 shares of Series D Preferred Stock in a private placement for proceeds totaling approximately $15 million. The Company has used the proceeds from these debt and equity offerings to complete various acquisitions and construction projects. In March 1999, approximately $10,390,000 of the 7% Convertible Subordinated Notes were exchanged into common stock through an exchange offering. On February 15, 2000 approximately $22.8 million of the 7% Convertible Subordinated Notes and approximately $15.4 million of the 11 1/2% Senior Notes, plus accrued interest were exchanged into an aggregate of 38,531 shares of the Company's Series E Convertible Preferred Stock through an exchange offering.

During the three months ended March 31, 2000 the Company continued development and construction activities on several capital projects. There can be no assurance that additional debt or equity financing will be available, or available on terms acceptable to the Company. Any failure of the Company to obtain required financing would have a material adverse effect on the Company's financial condition and results of operation. Additions to property and equipment during the three months ended March 31, 2000, were approximately $2.9 million.

The Company used net cash from operating activities for the three months ended March 31, 2000 of approximately $4,828,000. During the same period in 1999, the Company generated net cash $1,735,000 from operating activities. The decreased cash flow from operations in 2000 was due primarily to the increased revenues, which were offset by related increases in cost of operations and selling, general and administrative expenses. In addition, the Company paid cash for interest expense of approximately $7.2 million. The remainder of the cash flow decrease was due to changes in the operating assets and liabilities including an increase in accounts payable, offset by decreases in accrued expenses and deferred revenue and an increase in accounts receivable .

EBITDA decreased by $597,000 during the first quarter of 2000 to approximately $260,000 from EBITDA of $857,000 during the same period in 1999. As a percentage of revenue, EBITDA decreased to 1.6% during the first quarter of 2000 from 9.7% in the first quarter of 1999. Adjusted EBITDA decreased by $858,000 during the first quarter of 2000 to $543,000 from $1,401,000 during the same period in 1999. As a percentage of revenue, Adjusted EBITDA decreased to 3.2% during the first quarter of 2000 from 15.8% in the first quarter of 1999.

Net cash used by investing activities during the first three months of 2000 was $5,507,000 compared to $39,071,000 in the same period in 1999. Capital expenditures of approximately $2.9 million were made in connection with ongoing construction projects and to increase operating efficiencies at the Company's existing operations.

Net cash used by financing activities during the first three months of 2000 was approximately $494,000. The primary uses of cash were approximately $200,000 for the principal payment of debt and $281,000 for expenses associated with the Exchange transaction, see footnote 5.

During August 1999, the Company entered into a $25 million secured revolving credit facility with The BankNorth Group, N.A. to fund acquisitions and for general working capital purposes. The revolving credit agreement has a term of three years, provides for an interest rate based on LIBOR or Prime, and includes other terms and conditions customary for secured revolving credit facilities. At December 31, 1999 and March 31, 2000, the Company had borrowed $17.5 million against the credit facility.

On April 20, 2000, the Company entered into a back-up $7.5 million subordinated revolving credit facility with BIII Capital Partners, LP, which is a significant shareholder of the Company, for general working capital purposes. The credit agreement has a term of one year, provides for an interest rate of 20%, and includes other terms and conditions customary for revolving credit facilities.

At March 31, 2000, the Company had approximately $136.0 million of short-term and long-term debt.

The Company does not believe its operations have been materially affected by inflation.

Based upon its current operating plan, the Company believes that its cash and cash equivalents, available borrowing capacity, future cash flow from operations and the proceeds of future debt and equity financings will satisfy the Company's working capital needs for the foreseeable future. However, there can be no assurances in this regard. See Certain Factors Affecting Future Operating Results.

Certain Factors Affecting Future Operating Results

The following factors, as well as others mentioned in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, (filed March 30,
2000), could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q:

  - Our history of losses makes investment in Waste Systems highly speculative;
  - Our high level of indebtedness could adversely affect our financial health;
  - Incurring more debt could further exacerbate the risks of our high level of indebtedness;
  - We may not generate enough cash to service our indebtedness or our other liquidity needs;
  - We have no control over many factors in our ability to finance planned growth;
  - Our future success depends upon our ability to manage rapid growth in operations and personnel;
  - Our future success depends upon our ability to integrate acquisitions;
  - Loss of key executives could affect Waste Systems' ability to achieve our business objectives;
  - Failed acquisitions or projects may adversely affect our results of operations and financial condition;
  - Our business may not succeed due to the highly competitive nature of the solid waste management industry;
  - Seasonal revenue fluctuations may negatively impact our operations;
  - The geographic concentration of our operations magnifies the risks to our success;
  - Potential difficulties in acquiring landfill capacity could increase our costs;
  - Failure to obtain landfill closure performance bonds and letters of credit may adversely affect our business;
  - Estimated accruals for landfill closure and post-closure costs may not meet our actual financial obligations;
  - Environmental and other government regulations impose costs and uncertainty on our operations;
  - We are exposed to potential liability for environmental damage and regulatory noncompliance;
  - Our environmental liability insurance may not cover all risks of loss; and
  - Addressing local community concerns about our operations may adversely affect our business.

PART II

Item 1.  Legal Proceedings

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

Item 2.  Changes in Securities

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

         2.  Financial Statement Schedules

         None.

         3.  Exhibits

         None.

(B)      Reports on Form 8-K

         On January 18, 2000, the Company filed a Current Report on Form 8-K, whereby it announced the commencement of an exchange offer to issue shares of a newly designated series of convertible preferred stock in exchange for the Company's 11 1/2% Senior Notes due 2006, 11 1/2% Series B Senior Notes due 2006 and 7% Convertible Subordinated Notes due 2005.

         On March 21, 2000, the Company filed a Current Report on Form 8-K, whereby its announced the completion of the exchange offers for its 11 1/2% Senior Notes due 2006, 11 1/2% Series B Senior Notes due 2006 and its 7% Convertible Subordinated Notes due 2005.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WASTE SYSTEMS INTERNATIONAL, INC.


   Date: May 15, 2000                  By: /s/ Philip Strauss
         ------------                     ----------------------------
                                          Philip Strauss
                                          Chairman, Chief Executive Officer and
                                          President
                                          (Principal Executive Officer)



   Date: May 15, 2000                  By: /s/ James Elitzak
         ------------                      ----------------------------
                                           James Elitzak
                                           Vice President and Chief Financial
                                           Officer
                                           (Principal Financial and Accounting
                                           Officer)