Form 10-Q
period 2000-06-30
WASTE SYSTEMS INTERNATIONAL INC
filed 2000-08-14
CIK 847468

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

[X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the quarterly period ended June 30, 2000.

                                                                       or

[]Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of August 10, 2000 was 20,348,347

             WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                           TABLE OF CONTENTS


                                                                            PAGE
PART I.  Financial Information

Item 1.  Financial Statements:

 Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
 and December 31, 1999.                                                       1

 Consolidated Statements of Operations for the Three and Six
 Months Ended June 30, 2000 and 1999 (Unaudited).                             2

 Consolidated Statements of Cash Flows for the
 Six Months Ended June 30, 2000 and 1999 (Unaudited).                         3

 Notes to Consolidated Financial Statements.                               4-10

Item 2.  Management's Discussion and Analysis of Consolidated
         Financial Condition and Results of Operations.                   11-17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          17

PART II. Other Information

Item 1. Legal Proceedings                                                    18
Item 2. Changes in Securities                                                18
Item 3. Defaults on Senior Securities                                        18
Item 4. Submission of Matters to a Vote of Security Holders                  18
Item 5. Other Information                                                    18
Item 6. Exhibits, Financial Statements Schedules and Reports on Form 8-K     19

Signatures                                                                   20

                           WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   Consolidated Balance Sheets


                                                                                       June 30,             December 31,
                                                                                          2000                   1999
                                                                                  ---------------------   --------------------
                                  Assets                                              (unaudited)
                                  ------
Current assets:
      Cash and cash equivalents                                                          $   1,885,906         $   12,871,773
      Accounts receivable, less allowance for doubtful accounts of
        $1,103,000 at June 30, 2000 and $815,000 at December 31,1999                        11,109,861              9,294,149
      Prepaid expenses and other current assets                                              2,437,166              2,463,005
                                                                                  ---------------------   --------------------
        Total current assets                                                                15,432,933             24,628,927

Property and equipment, net (Notes 2 and 3)                                                174,178,823            174,957,281
Intangible assets, net (Notes 2 and 4)                                                      46,782,817             47,860,406
Other assets                                                                                 5,338,530              7,646,477
                                                                                  ---------------------   --------------------
        Total assets                                                                     $ 241,733,103         $  255,093,091
                                                                                  =====================   ====================


        Liabilities and Stockholders' Equity

Current liabilities:
      Current portion of long-term debt and notes payable (Note 5)                      $   11,984,712           $  1,383,995
      Accounts payable                                                                      11,547,989             14,712,075
      Accrued expenses                                                                      18,256,310             14,734,758
      Deferred revenue                                                                       1,833,506              1,893,576
                                                                                  ---------------------   --------------------
        Total current liabilities                                                           43,622,517             32,724,404

Long-term debt and notes payable (Note 5)                                                  108,271,249            172,715,823
Accrued Landfill closure and post-closure costs                                              1,352,028              2,800,471
                                                                                  ---------------------   --------------------
        Total liabilities                                                                  153,245,794            208,240,698
                                                                                  ---------------------   --------------------

Commitments and Contingencies (Note 7)                                                               ,

Stockholders' equity (Notes 5 and 6):

      Common stock, $.01 par value.  Authorized 75,000,000 shares;
        20,348,347 and 20,330,884 shares issued and outstanding
        at June 30, 2000 and December 31, 1999, respectively                                   203,483                203,309
      Preferred Stock $.001 par value.  Authorized 1,000,0000 shares.
        Series D; 20,500 shares designated and 15,000 shares issued and
        outstanding at June 30, 2000 and December 31, 1999.                                 15,000,000             15,000,000
        Series E; 60,000 shares designated and 38,531 shares issued and
        outstanding at June 30, 2000.                                                       38,531,000                      -
        Series F; 35,000 shares designated and 23,100 shares issued and
        outstanding at June 30, 2000.                                                       23,100,000                      -
      Additional paid-in capital                                                            96,037,851             96,318,442
      Accumulated deficit                                                                 (84,385,025)           (64,669,358)
                                                                                  ---------------------   --------------------
        Total stockholders' equity                                                          88,487,309             46,852,393
                                                                                  ---------------------   --------------------

        Total liabilities and stockholders' equity                                       $ 241,733,103         $  255,093,091
                                                                                  =====================   ====================


   See accompanying notes to consolidated financial statements.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                  (Unaudited)

                                                          Three months ended June 30,           Six months ended June 30,
                                                         2000                   1999                2000                  1999
                                                  ----------------      -----------------      ----------------      ---------------


Revenues
Cost of operations:
     Operating expenses                              15,576,686              6,915,757            29,028,079           12,486,873
     Depreciation and amortization                    4,010,369              2,816,512             7,788,344            4,569,026
     Acquisition integration costs (Note 2)             419,017                462,186               701,678            1,006,586
                                                  ----------------      -----------------      ----------------      ---------------
        Total cost of operations                     20,006,072             10,194,455            37,518,101           18,062,485
                                                  ----------------      -----------------      ----------------      ---------------

        Gross profit (loss)                            (542,918)              1,025,378           (1,253,306)            2,019,605


Selling, general and administrative expenses          3,304,292              2,093,810             6,172,605            4,007,419
                                                  ----------------      -----------------        --------------      ---------------
          Loss from operations                       (3,847,210)            (1,068,433)           (7,425,911)          (1,987,814)

Other income (expense):

     Other (expense), net                              (401,966)              (145,288)           (1,121,419)            (277,690)
     Interest income                                     75,496                277,827               131,000              446,169
     Interest expense and financing costs            (3,792,379)            (3,889,939)           (7,949,346)          (5,896,406)

     Non-cash charge for debt conversion (Note 5)            -                      -                     -          (5,583,717)
                                                   ---------------      -----------------      ----------------      ---------------
         Total other (expense)                        (4,118,849)            (3,757,400)           (8,939,765)         (11,311,644)

         Loss before extraordinary item               (7,966,059)            (4,825,833)          (16,365,676)         (13,299,458)

Extraordinary item - Loss on extinguishment of debt     (465,766)                (1,350)          ( 1,428,938)            (224,358)
                                                   ---------------      -----------------      ----------------      ---------------
         Net loss                                     (8,431,825)            (4,827,183)          (17,794,614)         (13,523,816)

Preferred stock dividends                             (1,147,544)                      -           (1,913,877)                    -
                                                   ---------------      -----------------      ----------------      ---------------

         Net loss available for common shareholders  $(9,579,369)           $(4,827,183)        $ (19,708,491)       $ (13,523,816)
                                                   ===============      =================      ================      ===============


Basic net loss per share:

     Loss before extraordinary item                $   (0.39)             $   (0.36)           $    (0.81)           $   (0.99)
     Extraordinary item                                (0.02)                      -                (0.07)               (0.02)
     Preferred stock dividends                         (0.06)                      -                (0.09)                   -

Basic net loss per share                           $   (0.47)             $   (0.36)           $    (0.97)           $   (1.01)
                                                   ================     =================      ================      ===============

Weighted average number of shares used in
    Computation of basic net loss per share           20,348,347             13,421,480            20,345,092           13,443,389
                                                   ================      =================     ================      ===============


       See  accompanying  notes to consolidated finacial statements.

                   WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                                        Six months ended June 30,
                                                                                       2000                 1999
                                                                                 ------------------   -----------------

Cash flows from operating activities:

    Net loss                                                                        $ (17,794,614)      $ (13,523,816)
    Adjustments to reconcile net loss to net cash used by
      operating activities:
       Depreciation and amortization                                                     8,056,386           4,641,620
       Non-cash charge for conversion of debt to equity                                          -           5,583,717
       Extraordinary loss on extinguishment of debt                                      1,428,938             224,358
       Allowance for doubtful accounts                                                     288,000             155,139
       Landfill closure and post-closure costs                                             191,627            (43,967)
       Changes in assets and liabilities:                                        (
          Accounts receivable                                                          (2,103,712)         (1,806,134)
          Prepaid expenses and other current assets                                         25,839             550,387
          Accounts payable                                                             (3,189,283)           (523,405)
          Accrued expenses                                                               3,050,270           3,480,444
          Deferred revenue                                                                (60,070)           (166,685)
                                                                                 ------------------   -----------------
          Net cash used by operating activities                                       (10,106,619)         (1,428,342)
                                                                                 ------------------   -----------------
Cash flows from investing activities:

    Net assets acquired through acquisitions                                                     -        (42,620,301)
    Expenditures for property and equipment                                            (3,792,826)         (5,407,829)
    Deposits for future acquisitions                                                             -         (2,927,153)
    Landfill closure expenditures                                                      (1,640,070)                   -
    Intangible assets                                                                    (221,068)           (197,857)
    Other assets                                                                           416,370         (1,718,886)
                                                                                 ------------------   -----------------
          Net cash used by investing activities                                        (5,237,594)        (52,872,026)
                                                                                 ------------------   -----------------
Cash flows from financing activities:

    Deferred financing and registration costs                                             (10,913)         (2,998,611)
    Repayments of notes payable and long-term debt                                       (320,324)        (20,603,278)
    Borrowings from notes payable and long-term debt                                     5,000,000         100,000,000
    Repurchase of common stock                                                                   -         (3,229,057)
    Proceeds from issuance of common stock                                                  30,000              65,675
    Costs associated with equity transactions                                            (340,417)                   -
                                                                                 ------------------
                                                                                                      -----------------
          Net cash provided by financing activities                                      4,358,346          73,234,729
                                                                                 ------------------   -----------------
Increase/(decrease)  in cash and cash equivalents                                     (10,985,867)          18,934,361
Cash and cash equivalents, beginning of period                                          12,871,773             193,613
                                                                                 ------------------   -----------------
Cash and cash equivalents, end of period                                              $  1,885,906       $  19,127,974
                                                                                 ==================   =================


       See  accompanying  notes to consolidated  financial statements.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    16

Note  1.  Basis of Presentation

The accompanying consolidated financial statements of Waste Systems International, Inc. and its subsidiaries ("WSI" or the "Company") include the accounts of the Company after elimination of all significant intercompany accounts and transactions. These consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all
adjustments  (which  include  only  normal  recurring  adjustments)   considered
necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000, and for all periods presented have been made. The results of operations for the period ended June 30, 2000, are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, for the year ended December 31, 1999.

There have been no significant additions to or changes in accounting policies of the Company since December 31, 1999. For a complete description of the Company's accounting policies, see Note 2 to Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K.

Note  2.  Acquisitions

During the first six months of 1999, the Company acquired five collection companies and a landfill in Central Pennsylvania, one collection company in Vermont, two collection companies, two transfer stations and a paper recycling plant in Eastern New England, two collection companies and a transfer station in Upstate New York and a collection company and transfer station in the Washington D.C. region. There have been no acquisitions during 2000.

The Company defines acquisition integration costs as costs incurred, after an acquisition is closed, to integrate the acquired operation with the Company's existing operation. These costs are separate from any obligations or consideration paid to the seller. These costs include one-time, non-recurring costs, which in the opinion of Company management have no future value and are expensed as incurred. The majority of the items identified as acquisition integration costs are related to: 1) Health and Safety, 2) Name Change, 3) Information Systems, 4) Employee Severance and Retention and 5) Physical Operation Relocation Costs. These charges are accrued as the costs are incurred. While acquisition integration activities are generally completed within one year from the date of acquisition new expenses and accruals are booked each quarter as they are incurred.

With certain acquisitions, the Company has accrued liabilities for planned lease termination costs and severance costs as a part of the purchase price, in accordance with EITF 95-3. The amounts recorded to date are not material with respect to the purchase price of the acquisition or the financial statements. In instances where the Company decides to sever employees or exit lease commitments after operating an acquired company for a period of time, the Company accrues those costs in accordance with EITF 94-3. These costs are incurred as a result of synergies created from multiple acquisitions within the same region. The amount of such costs charged to operations during the six months ended June 30, 2000 and 1999 was $275,000 and $50,000, respectively. The estimates are reviewed frequently by Company management and the related operation teams integrating the new acquisitions and adjusted as required. Acquisition integration costs totaled approximately $419,000, and $462,000, for the three months ended June 30, 2000 and 1999, respectively, and $702,000 and $1,007,000, for six months ended June 30, 2000 and 1999, respectively.

The following unaudited pro forma financial information presents the combined results of operations of the Company and the aggregate of the acquired entities for the six months ended June 30, 1999, as if the acquisitions had occurred as of January 1, 1999, after giving effect to certain adjustments, including amortization of intangibles and additional depreciation of property and equipment. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the aggregate of the acquired entities constituted a single entity during such period.

                                                             June 30, 1999
                                                               (unaudited)

         Net revenues                                        $   34,925,000
                                                             ==============
         Loss from operations                                $   (3,046,000)
                                                             ===============
         Net loss                                            $  (14,582,000)
                                                             ===============
         Basic loss per share                                $        (1.09)
                                                             ===============


Note  3.  Property and Equipment

Property and equipment are stated at cost and consist of the following:

                                                June 30, 2000  December 31, 1999
                                                -------------  -----------------
                                                 (Unaudited)
Landfills                                       $ 70,468,981      $ 70,206,638
Transfer stations, buildings and improvements     80,556,487        77,445,686
Machinery and equipment                           10,367,628         9,028,635
Rolling stock                                     15,851,098        16,175,247
Containers and compactors                         10,154,889         9,455,373
Capital development costs                          4,175,435         4,103,697
Office furniture and equipment                     1,981,797         1,665,320
                                                -------------     --------------
                                                 193,556,315       188,080,596
Less accumulated depreciation and amortization   (19,377,492)      (13,123,315)
                                                --------------    --------------

Property and equipment, net                     $ 174,178,823     $ 174,957,281
                                                =============     ==============


Note  4.  Intangible Assets

Intangible assets consist of the following:

                                  June 30, 2000        December 31, 1999
                                  -------------        -----------------
                                  (Unaudited)
Goodwill                          $ 40,958,533          $ 40,791,022
Non-compete agreements               5,792,435             5,792,435
Customer lists                       4,877,599             4,817,599
Other                                  150,000               722,161
                                  --------------         -------------
                                    51,778,567            52,123,217
Less accumulated amortization       (4,995,750)           (4,262,811)
                                   -------------          ------------
Total intangible assets           $ 46,782,817          $ 47,860,406
                                  ==============          ============


Note 5.  Long-term debt and notes payable

Long-term debt and notes payable consists of:

                                            June 30, 2000      December 31, 1999
                                            -------------      -----------------
                                             (Unaudited)
11 1/2% Senior Notes                         $84,645,000         $100,000,000
BankNorth Group Credit Facility               17,500,000           17,500,000
BIII Capital Partners, L.P. Credit Facility    5,000,000                    -
7% Convertible Subordinated Notes              4,400,000           49,551,426
10% Convertible Subordinated Debentures          450,000              450,000
Capital Leases                                 1,004,336            1,104,288
Equipment and Other Notes Payable              7,256,625            5,494,104
                                               ---------          ------------
                                             120,255,961           174,099,818
Less current portion                         (11,984,712)           (1,383,995)
                                              -----------         ------------
Long-term portion                          $ 108,271,249          $172,715,823
                                            =============          ============

Senior Notes. On March 2, 1999, the Company completed a private placement of $100.0 million of 11 1/2% Senior Notes (the "Senior Notes") and warrants to purchase an aggregate of 1,500,000 shares of the Company's common stock at an exercise price of $6.25 per share (the "Warrants"). The Senior Notes mature on January 15, 2006 and bear interest at 11 1/2% per annum, payable semi-annually in arrears on each January 15 and July 15, subject to prepayment in certain circumstances. The interest rate on the Senior Notes is subject to adjustment upon the occurrence of certain events. The Senior Notes may be redeemed at the option of the Company after March 2, 2003 at redemption prices set forth in the Senior Notes Indenture, together with accrued and unpaid interest. The Warrants are exercisable through March 2, 2004. The number of shares for which, and the price per share at which, a Warrant is exercisable, are subject to adjustment upon the occurrence of certain events.

Exchanges of Debt for Preferred Stock. On February 15, 2000, the Company closed an Exchange Offer for its $49,551,426 of 7% Convertible Subordinated Notes due 2005 and its $100,000,000 Senior Notes due 2006. Approximately $15,355,000 principal amount of, plus accrued but unpaid interest on, its Senior Notes and approximately $22,832,000 principal amount of, plus accrued but unpaid interest on, its 7% Convertible Subordinated Notes were tendered and exchanged into shares of the Company's newly designated Series E Convertible Preferred Stock ("Series E stock"). See Note 6, Preferred Stock.

On June 29, 2000, the Company exchanged approximately $22,300,000 of its 7% Convertible Subordinated Notes into shares of the Company's newly designated Series F Convertible Preferred Stock ("Series F stock"). See Note 6, Preferred Stock.

Credit Facilities. On August 3, 1999, the Company entered into a $25 million credit facility with the Banknorth Group. The credit facility has a three-year term with no interim principal payments required. Interest is payable quarterly at rates of prime plus 1% to prime plus 4%, depending on certain circumstances. The credit facility is not callable by the Banknorth Group except, generally, in the event of default by the Company of any of its covenants set forth in the credit facility agreement. Certain of the covenants were established under the assumption that the Company was going to complete several acquisitions that would significantly increase the Company's earnings. These anticipated acquisitions were not consummated. As a result, the Company has not been in compliance with these covenants at the end of any quarter since the loan's inception. The Company has obtained a waiver from the covenants of the Banknorth Group. The Company has been negotiating with the Banknorth Group to establish new covenants based on the Company's existing operations. On August 11, 2000, the Banknorth Group agreed to forbear the Company's requirement to adhere to the financial covenants through the end of the second quarter 2001. Under the forbearance agreement, the Company will repay $6 million of the credit facility on September 15, 2000. In addition, 50% of the proceeds of asset sales, if any, between September 16, 2000 and December 31, 2000, will be used to pay down the credit facility. At December 31, 2000, the Company will provide additional collateral to the extent of any remaining balance under the credit facility.

On April 20, 2000, the Company entered into a one-year $7.5 million credit facility with BIII Capital Partners, L.P., a major stockholder at the Company. The facility provides for the repayment of any borrowings, plus interest at 20%, on April 20, 2001. On June 25, 2000, the facility was expanded to $25 million under the same terms.

Convertible Subordinated Notes. On May 13, 1998, the Company closed an offering of $60.0 million in 7% Convertible Subordinated Notes ("Convertible Subordinated Notes"). The Convertible Subordinated Notes mature in May 2005, and bear interest at 7.0% per annum, payable semiannually in arrears on each June 30 and December 31. The Convertible Subordinated Notes are convertible at the option of the holder at any time and can be mandatorily converted by the Company, if the Company's Common Stock closing price equals or exceeds the conversion price of $10.00 per share for a period of 20 consecutive days. On March 31, 1999, the Company exchanged 2,244,109 shares of the Company's Common Stock for $10,449,000 of the Convertible Subordinated Notes. In connection with the conversion of debt into equity, the Company issued 1,199,252 shares of Common Stock in excess of the shares that would was issued if the debt had been converted in accordance with its original terms. The Company recorded a non-cash charge of $5,583,717 attributable to the issuance of these additional shares of Common Stock, which has been offset in consolidated stockholders' equity by the additional deemed proceeds from the issuance of the shares.

10%  Convertible   Subordinated   Notes.  During  1995,  the  Company  closed  a
"Regulation S" offering of $11,225,000 in Convertible Subordinated Notes and Warrants. The Notes mature on September 30, 2000, and bear interest at 10%, payable quarterly. The Notes were partially paid back as a result of the Senior Notes Offering.

Capital Leases. The Company leases certain facilities, equipment and vehicles under agreements, which are classified as capital leases.

Equipment and Other Notes Payable. The Company has entered into various financing agreements for certain rolling stock and other machinery and equipment. These agreements range from three to five years with interest rates between 7% and 10%. The Notes are secured by the related rolling stock or machinery and equipment.

Note 6.  Preferred Stock

On December 28, 1999, the Company raised $15 million through a private placement of Series D Convertible Preferred Stock ("Series D stock"). The Series D stock carries a 10% dividend which is payable in kind or cash at the option of the Company. The Series D stock can be converted into shares of the Company's Common Stock at a price of $6.00 per share at any time at the option of the holder and can be mandatorily converted by the Company if its common stock closing price equals or exceeds $9.00 for a period of twenty consecutive trading days. The Series D stock is eligible to vote on an as-converted basis with the Company's Common Stock and is redeemable at any time by the Company. For the three and six months ended June 30, 2000, the Company accrued dividends of approximately $374,000 and $760,000, related to the Series D stock.

On February 15, 2000, the Company issued an aggregate of 38,531 shares of its Series E stock, as a result of the Exchange Offer described in Note 5. The Series E stock is redeemable at any time by the Company at par plus accrued and unpaid dividends and can be converted into shares of the Company's common stock at a price of $8.00 per share at any time at the option of the holder and can be mandatorily converted by the Company if its common stock closing price equals or exceeds $8.00 for a period of twenty consecutive trading days. The Series E stock is eligible to vote on an as-converted basis. For the three and six months ended June 30, 2000, the Company accrued dividends of approximately $769,000 and $1,149,000, related to the Series E stock.

On June 29, 2000, the Company issued an aggregate of 23,100 shares of its Series F stock, as a result of the Exchange offer described in Note 5. The Series F stock carries the same terms as the Series E stock. For the six months ended June 30, 2000, the Company accrued dividends of approximately $5,000 related to the Series F stock.

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

The Company manages its business segments according to how they are integrated between hauling, transfer and landfill operations. The Eastern New England - Boston area and Washington D.C. operations are integrated with the Central Pennsylvania operations, disposing the majority of their waste in Central Pennsylvania. The Vermont operation is primarily integrated within itself. These four operations are grouped together by management and evaluated as integrated operations. While the operations have separate management teams, their operating results are evaluated on a combined basis taking into consideration all intercompany transactions and eliminations. The Upstate New York and Central Massachusetts operations are not integrated and are reviewed together as non-integrated operations.

In connection with an ongoing assessment of the operations, the Company is considering various strategies to enhance the value of its investments in certain of its operations, which are not fully integrated. These operations were acquired with the expectation that the Company would acquire a landfill or, otherwise secure disposal capacity near these operations in order to integrate them. At this time, the Company feels it is unlikely that it will secure such capacity near these operations. As such the Company is considering other options with respect to these non-integrated operations, including swapping disposal capacity or swapping assets with other companies, and the sale of some or all of the assets of these operations. No decision has been reached at this time; however, the Company does expect to finalize these strategies during the remainder of 2000. In addition, the Company has determined that, with some operations, internalizing all of the waste collected by the Company is not the best strategy for the Company. The Company has begun disposing waste at third party locations, where it is economical to do so. This will increase the disposal cost but reduce the transportation costs and business risks at the impacted hauling and transfer station operations. The Company's landfills are expected to fully offset the reduced internal tonnage with increased third party tonnage at higher per ton rates.

Each operating segment provides services as further described in Note 1 of the December 31, 1999 Consolidated Financial Statements. The accounting policies of the various segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 2 of the December 31, 1999 Consolidated Financial Statements. The Company evaluates the performance of its segments based on operating income (loss), EBITDA and Adjusted EBITDA. Operating income
(loss) for each segment includes all expenses directly attributable to the segment, including acquisition related costs, and excludes certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of corporate expenses. Corporate expenses are comprised primarily of information systems and other general and administrative expenses separately managed. EBITDA is defined as operating income or loss from continuing operations excluding depreciation and amortization, which includes depreciation and amortization included in selling, general and administrative expenses. EBITDA does not represent, and should not be considered as an alternative to, net income or cash flows from operating activities, each as determined in accordance with GAAP. Adjusted EBITDA represents EBITDA plus one-time charges associated with the write-off of landfill development costs, acquisition integration costs and restructuring costs. Segment assets exclude corporate assets. Corporate assets include cash and cash equivalents, office equipment and other assets. Capital expenditures for long-lived assets are not reported to management by segment and are excluded, as presenting such information is not practical. Summary information by segment as of and for the six months ended June 30, 2000 and 1999 is as follows:

                                          As of June 30,

Integrated Regions                      2000           %       1999          %
------------------                      ----           -       ----          -
     Revenue                         30,153,223   100.0%    $12,832,709  100.0%
     Income (loss) from operations   (3,248,310)  (10.8%)       956,463    7.5%
     Depreciation and amortization    6,869,882    22.8%      3,742,016   29.2%
     Acquisition integration costs      665,917     2.2%        558,175    4.3%
     EBITDA                           3,621,572    12.0%      4,682,989   36.5%
     Adjusted EBITDA                  4,287,489    14.2%      5,241,164   40.8%
     Net interest expense               209,183     0.7%         55,634    0.4%
     Segment assets                 203,878,066             106,873,145

Non-Integrated Regions

     Revenue                          6,111,572   100.0%      7,249,381  100.0%
     Income (loss) from operations   (1,472,380)  (24.1%)      (685,677)  (9.5%)
     Depreciation and amortization      982,265    16.1%        849,059   11.7%
     Acquisition integration costs       35,761     0.6%        448,411    6.2%
     EBITDA                            (490,115)   (8.0%)       156,823    2.2%
     Adjusted EBITDA                   (454,354)   (7.4%)       605,234    8.3%
     Net interest expense                     -     0.0%          2,449    0.0%
     Segment assets                  33,392,471              33,924,773

Corporate and Other

     Revenue                                 -       -                -      -
     Income (loss) from operations   (2,705,221)     -       (2,258,600)     -
     Depreciation and amortization       79,020      -           50,544      -
     Acquisition integration costs            -      -                -      -
     EBITDA                          (2,625,969)     -       (2,208,057)     -
     Adjusted EBITDA                 (2,625,969)     -       (2,208,057)     -
     Net interest expense             7,609,163      -        5,392,154      -
     Segment assets                   4,462,568              28,438,141

TOTAL

     Revenue                         36,264,795   100.0%     20,082,090  100.0%
     Income (loss) from operations   (7,425,911)  (20.5%)    (1,987,814)  (9.9%)
     Depreciation and amortization    7,931,167    21.9%      4,641,619   23.1%
     Acquisition integration costs      701,678     1.9%      1,006,586    5.0%
     EBITDA                             505,488     1.4%      2,631,755   13.1%
     Adjusted EBITDA                  1,207,166     3.3%      3,638,341   18.1%
     Net interest expense             7,818,346    21.6%      5,450,237   27.1%
     Segment assets                 241,733,105             169,236,059


Note 10.  Supplemental disclosures of cash flow information:

During the six months ended June 30, 2000 and 1999, cash paid for interest was approximately $6,906,000 and $2,125,000, respectively.

On June 29, 2000, the Company exchanged approximately $22,300,000 principal amount, plus accrued and unpaid interest, of its 7% Convertible Subordinated Notes into 23,100 shares of its Series F stock.

On February 15, 2000, the Company exchanged approximately $22,832,000 of its 7% Convertible Subordinated Notes and $15,300,000 of its $100,000,000 Senior Notes due 2006, plus accrued interest, for 38,531 shares of its Series E stock.

During the first six months of 2000, the Company accrued dividends of approximately $1.9 million for its Series D, E and F Preferred stock.

On March 31, 1999, the Company exchanged 2,244,109 shares of the Company's Common stock for $10,449,000 of its Convertible Subordinated Notes. The Company incurred a non-cash charge of $5,583,717 in connection with this conversion of debt into equity.

The Company acquired property and equipment of approximately $1,683,000, during the first six months of 2000 under various financing arrangements.

In connection with the Company's acquisitions, during the first six months of 1999, the Company acquired property and equipment of $30.3 million, intangible assets of $7.5 million and other assets of $0.1 million. The Company paid approximately $36.0 million in cash and assumed liabilities from the acquired companies of $1.9 million. There have been no acquisitions during 2000.

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

At June 30, 2000, the Company owned and operated one landfill in Vermont and three landfills in Central Pennsylvania. The Company's Moretown Landfill in Vermont and Sandy Run Landfill in Hopewell, Pennsylvania were in operation for all of 1999 and 2000. On March 1, 1999, the Company acquired the Community Refuse Services ("Community") Landfill located in Cumberland, Pennsylvania. On December 28, 1999 the Company completed construction and opened the Mostoller Landfill in Somerset, Pennsylvania. As of June 30, 2000, the aggregate remaining estimated permitted capacity of the Company's four owned landfills was approximately 22.5 million cubic yards. In addition, the Company has contracted with the Town of South Hadley, Massachusetts to construct and operate the Town's landfill, which has an estimated capacity of approximately 1.2 million cubic yards available for future disposal. Providing there are no unexpected permitting delays, the Company expects to begin operating the South Hadley Landfill in 2001.

The following table provides certain information regarding the 4 landfills owned and operated by the Company as of June 30, 2000.

                                        Currently   Annual         Remaining
                             Total Site Permitted Permitted        Permitted
Landfill Name   Location       Acreage   Acreage  Tons of MSW  Capacity (cu yds)
-------------   --------        -------  -------  -----------  -----------------
Mostoller       Somerset, PA      715     278      624,000          14,043,000
Sandy Run       Hopewell, PA      711      40       86,000           2,620,310
Moretown        Moretown, VT      200      34      120,000           1,174,000
Community       Cumberland, PA    627     105      309,000           4,629,000

The Company also owns and operates five transfer stations and has two additional transfer stations that are permitted and are under construction. As of June 30, 2000, the Company's collection operations served commercial, industrial, residential and municipal customers in the Central Pennsylvania, Eastern New England, Upstate New York, Vermont and Washington DC markets.

During the first six months of 1999, the Company acquired five collection companies and a landfill in Central Pennsylvania, one collection company in Vermont, two collection companies, two transfer stations and a paper recycling plant in Eastern New England, two collection companies and a transfer station in Upstate New York and a collection company and transfer station in the Washington D.C. region. During 1998, the Company completed 34 acquisitions within its five current operating regions. There have been no acquisitions during 2000.

The Company does not expect to pursue any acquisitions during the remainder of 2000. The Company may consider additional acquisitions at a later date. During 2000, the primary focus of the Company is the on-going integration of current operations. The Company will continue to optimize the value of its landfill, transfer and collection assets through, among other means, internalization of waste collected by the Company, internal growth through sales and marketing efforts and operating efficiencies.

Internalization of Waste

Throughout 1999 and during the six months ended June 30, 2000, the Company continued to pursue maximizing the amount of waste collected by the Company that was subsequently disposed at Company landfills, where it is economical to do so.

                                         %Collection            % Landfill
Company Owned Operations                Internalization(1)   Internalization (2)
--------------------------------------------------------------------------------
Vermont - Moretown Landfill                   97%                  34%
Altoona Division - Sandy Run Landfill         93%                  79%
Harrisburg Division - Community Landfill      98%                  26%
Somerset Division - Mostoller Landfill        99%                  89%
Eastern New England  (3)                      71%                  n/a
Washington D.C. (3)                           92%                  n/a
Upstate New York and Central Massachusetts     0%                  n/a

(1) Percentage of the total waste collected by Company-owned hauling operations and disposed of in the Company's landfills.

(2) Percentage of the waste delivered to the Company landfills which was collected by Company-owned hauling operations.

(3) These operations dispose of their waste at the Community and Mostoller Landfills.

In connection with an ongoing assessment of the operations, the Company is considering various strategies to enhance the value of its investments in certain of its operations, which are not fully integrated. These operations were acquired with the expectation that the Company would acquire a landfill or otherwise secure disposal capacity near these operations in order to integrate them. At this time, the Company feels it is unlikely that it will secure such capacity near these operations. As such the Company is considering other options with respect to these non-integrated operations, including swapping disposal capacity or swapping assets with other companies, and the sale of some or all of the assets of these operations. No decision has been reached at this time; however, the Company does expect to finalize these strategies during the remainder of 2000. There can be no assurance that the Company can implement a new strategy during 2000 with respect to these assets, nor that any new strategy will maximize the value of these assets. In addition, the Company has determined that, with some operations, internalizing all of the waste collected by the Company is not the best strategy for the Company. The Company has begun disposing waste at third party locations, where it is economical to do so. This will increase the disposal cost but reduce the transportation costs and business risks at the impacted hauling and transfer station operations. The Company's landfills are expected to fully offset the reduced internal tonnage with increased third party tonnage at higher per ton rates.
Results of Operations

Because of the relative significance of the acquired business' operations to the Company's financial performance relating to the acquisitions consummated in 1999, the Company does not believe that its historical financial statements are necessarily indicative of future performance and as a result will affect the comparability of the financial information included herein.

Revenues:

Revenues represent fees charged to customers for solid waste collection, transfer, recycling and disposal services provided. Arrangements with customers include both long-term contractual arrangements and as-received disposal at prices quoted by the Company. Revenues for the periods presented in the consolidated statements of operations were derived from the following sources:

                   Three months ended                       Six months ended
                         June 30,                               June 30,
                   2000           1999                   2000              1999
                   ----           ----                   ----            ------
Collection         74.5%          78.1%                  73.2%            81.7%
Landfill            7.8           16.8                    9.9             13.7
Transfer           17.7            5.1                   16.9              4.6
                  -----            ---                   ----              ---

Total Revenue     100.0%         100.0%                 100.0%           100.0%
                  ======         ======                =======           ======

For the purpose of this table, revenue is attributed to the operation where the Company first receives the waste. For example, revenue received from waste collected by the Company and disposed in a Company landfill is entirely attributed to collection. During 2000, the change in revenue mix is primarily attributable to the three transfer stations the Company acquired July 1, 1999. Transfer stations derive a significant portion of their revenues from third parties. These transfer stations were not owned by the Company during the first six months of 1999.

Revenues increased approximately $8,243,000 or 73.5%, to $19,463,000 for the three-month period ended June 30, 2000. Total revenue for the comparable period in 1999 was approximately $11,220,000. Revenues increased approximately $16,183,000 or 80.6%, to $36,265,000 for the six months ended June 30, 2000.
Total revenue for the comparable period in 1999 was approximately $20,082,000. The increase was primarily due to the impact of the operations acquired during 1999. See Note 2 to the Consolidated Financial Statements.

Operating Expenses:

The following table sets forth, for the periods indicated, certain data derived from the Company's Consolidated Statement of Operations, expressed as a percentage of revenues:

                                  Three months ended            Six Months ended
                                       June 30,                      June 30,
                                   2000         1999          2000        1999
                                   ----         ----          ----        ----
Revenues                          100.0%      100.0%        100.0%       100.0%

Operating expense                  80.0         61.6         80.0         62.2
Depreciation and amortization      20.6         25.1         21.5         22.7
Acquisition integration costs       2.2          4.1          1.9          5.0
                                    ---          ---          ---          ---
Total cost of operations          102.8         90.8        103.4         89.9
                                  -----         ----       -------        ----

Gross profit/(loss)                (2.8)         9.2         (3.4)        10.1

Selling, general and
administrative expenses            17.0         18.7         17.0         20.0
                                   ----         ----         ----        -----

Loss from operations              (19.8)        (9.5)       (20.4)        (9.9)

Other (expense), net               (2.1)        (1.3)        (3.1)        (1.4)
Interest income                     0.4          2.5          0.4          2.2
Interest expense and
financing costs                   (19.5)       (34.7)       (21.9)       (29.3)
Non-cash charge for
debt conversion                       -            -            -        (27.7)
Extraordinary item                 (2.4)           -         (3.9)        (1.1)
Preferred stock dividend           (5.9)           -         (5.3)           -
                                   -----       -----         -----        -----

Net loss available for
common shareholders               (49.2)%      (43.0)%      (54.3)%     (67.2)%
                                  =======      =======      =======     =======


Operating expenses increased by approximately $8,661,000 or 125.2% and $16,541,000, or 132.5%, to $15,577,000 and $29,028,000 for the three and six months ended June 30, 2000, respectively. Costs of operations for the comparable periods in 1999 were $6,916,000 and $12,487,000. As a percentage of revenues, operating expenses increased to 80.0% for the three and six months ended June 30, 2000, from 61.6% and 62.2% for the same periods in 1999. Operating expenses increased for both periods primarily due to acquisitions as indicated above (see
Note 2 of the Consolidated Financial Statements). The increase in operating expenses as a percentage of revenues was primarily due to the increase in transfer station revenue as a percentage of the Company's revenue and increased transportation costs in connection with disposing of waste collected from the Eastern New England region at the Company's landfills in Central Pennsylvania. The Company also had higher than normal repairs and maintenance costs on its rolling stock, during the first half of 2000, related primarily to acquisitions in Eastern New England. Finally, the Company had increased labor costs as it ramped up operations at its Somerset, PA region and also at its Vermont and Eastern New England regions.

Depreciation and amortization expense includes depreciation of property and equipment over their useful lives using the straight-line method, amortization of goodwill and other intangible assets over their useful lives using the straight-line method, and amortization of landfill development costs using the units-of-production method. Depreciation and amortization expense increased approximately $1,194,000 or 42.4% and $3,219,000 or 70.5% for the three and six-month periods ended June 30, 2000, to $4,010,000 and $7,788,000, respectively. Depreciation and amortization expense for the comparable periods in 1999 were approximately $2,817,000 and $4,569,000. The increase is the result of increased depreciation costs of the additional assets acquired through acquisition and increased amortization due to substantial increases in intangible assets related to acquisitions. Additionally, amortization of landfill development costs increased as a result of the increase in the amount of waste accepted at the Company's Mostoller landfill, which opened December 27, 1999. As a percentage of revenues, depreciation and amortization expense decreased to 20.6% for the three months ended June 30, 2000 compared with 25.1% for the three months ended June 30, 1999. As a percentage of revenues, depreciation and amortization expense decreased to 21.5% for the six months ended June 30, 2000 compared with 22.7% for the six months ended June 30, 1999.

Acquisition integration costs totaled approximately $419,000 and $462,000 for the three months ended June 30, 2000 and 1999, respectively and approximately $702,000 and $1,007,000 for the six months ended June 30, 2000 and 1999, respectively. The reduction in 2000 is due to the high level of acquistions in the first half of 1999.

Selling, general and administrative expenses consist of corporate development activities, marketing and public relations costs, administrative compensation and benefits, legal and accounting and other professional fees as well as other administrative costs and overhead. Selling, general and administrative expenses increased approximately $1,210,000 or 57.8% and $2,165,000, or 54.0% to $3,304,000 and $6,173,000 for the three and six-month periods ended June 30, 2000, respectively. Selling, general and administrative expenses for the comparable periods in 1999 were approximately $2,094,000 and $4,007,000. As a percentage of revenues, selling, general and administrative expenses decreased to 17.0% for the three and six months ended June 30, 2000, from 18.7% and 20.0% for the same periods in 1999. The dollar increase was due to ongoing development of infrastructure and to support the several corporate initiatives designed to implement its strategy. The decreases as a percentage of revenue was primarily due to the expanded revenue base and related efficiencies.

Interest income decreased approximately $202,000 or 72.8% and $315,000, or 70.6% to $75,500 and $131,000 for the three and six months ended June 30, 2000, respectively. Interest income for the comparable periods in 1999 was approximately $278,000 and $446,000. The decrease was the result of lower average cash and investment balances.

Interest expense and financing costs, net of capitalized interest costs decreased approximately $97,600, or 2.5% to $3,792,000, for the three month period ended June 30, 2000. Interest expense and financing costs, net of capitalized interest costs increased approximately $2,053,000, or 34.8% to $7,949,000 for the six month period ended June 30, 2000. Interest expense and financing costs, net of capitalized interest costs for the comparable periods in 1999 were approximately $3,890,000 and $5,896,000. The increase resulted primarily from increased indebtedness incurred in connection with the 11 1/2% Senior Notes and other debt in the second quarter of 1999. The increase for the six months ended June 30, 2000, is due to the fact that the 11 1/2% Senior Notes have been in place for a full six months. Interest is capitalized on landfill development costs related to permitting, site preparation, and facility construction during the period that these assets are undergoing activities necessary for their intended use. For the three and six months ended June 30, 1999, the Company capitalized approximately $357,000 and $692,000 of interest costs, respectively.

The net loss for the six months ended June 30, 1999 includes a non-cash charge of approximately $5,584,000 in connection with the conversion of debt into equity, during the first quarter of 1999.

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

The following table sets forth, for the periods indicated, certain data derived from the Company's Consolidated Statement of Operations, to determine EBITDA and Adjusted EBITDA:

                                    Three months ended         Six months ended
                                        June 30,                     June 30,
                                     2000        1999          2000        1999
                                     ----        ----          ----        ----

Loss from operations          ($3,847,210) ($1,068,433) ($7,425,911)($1,987,814)
Depreciation and amortization   4,071,852    2,889,106    8,056,386   4,641,620
                                ---------    ---------    ---------   ---------

EBITDA                            224,642    1,820,673      630,475   2,653,806
Acquisition integration costs     419,017      462,186      701,678   1,006,586
                                   -------      -------     -------   ---------

Adjusted EBITDA                  $643,659   $2,282,859   $1,332,153 $ 3,660,392
                                 ========    =========   =========  ===========

EBITDA as a % of revenue           1.2%        16.2%        1.7%        13.2%
                                   ====        =====        ====        =====

Adjusted EBITDA as a % of revenue  3.3%        20.3%        3.7%        18.2%
                                   ====        =====        ====        =====

Financial Position

The Company's business is capital intensive. The Company's capital requirements, which are substantial, include property and equipment purchases and capital expenditures for landfill cell construction, landfill development and landfill closure activities. Principally due to these factors, the Company may incur working capital deficits. The Company plans to meet its capital needs through various financing sources, including internally generated funds and the issuance of equity securities and debt.

During the six months ended June 30, 1999, WSI acquired four collection companies and a landfill in Central Pennsylvania, one collection company in Vermont, one collection company in Central Massachusetts, and two collection companies and a transfer station in Upstate New York. The aggregate cost of the acquisitions was approximately $42.6 million consisting of $40.7 million in cash and $1.9 million in assumed liabilities. The acquisitions have combined annual revenues of approximately $13.8 million. The Company did not have any acquisitions during 2000.

WSI had approximately $1.9 million in cash as of June 30, 2000. This represents a decrease of approximately $11 million from December 31, 1999. The Company had negative working capital of approximately ($28.2) million as of June 30, 2000, a decrease of approximately $20.1 million from December 31, 1999. The decrease was primarily due to cash paid for interest and capital projects and the increase of short-term borrowings.

At June 30, 2000, the Company had approximately $12.2 million in trade accounts receivables. The Company has estimated an allowance for doubtful accounts of approximately $1.1 million, which is considered sufficient to cover future bad debts.

On February 15, 2000 approximately $22.8 million of the 7% Convertible Subordinated Notes and approximately $15.4 million of the 11 1/2% Senior Notes, plus accrued interest, were exchanged into an aggregate of 38,531 shares of the Company's Series E stock. On June 29, 2000, the Company exchanged approximately $22,300,000 million of its 7% Convertible Subordinated Notes into shares of the Company's newly designated Series F stock. Each Series carries an 8% dividend which is payable in kind or cash at the option of the Company, is redeemable at any time by the Company, can be converted into shares of the Company's common stock at a price of $8.00 per share at any time at the option of the holder and can be mandatorily converted by the Company if the closing price of its common stock equals or exceeds $8.00 for a period of twenty consecutive trading days.

During the six months ended June 30, 2000 the Company continued development and construction activities on several capital projects. There can be no assurance that additional debt or equity financing will be available, or available on terms acceptable to the Company. Any failure of the Company to obtain required financing would have a material adverse effect on the Company's financial condition and results of operation. Additions to property and equipment during the six months ended June 30, 2000, were approximately $5.5 million.

For the six months ended June 30, 2000 the Company used approximately ($10,107,000) for operating activities compared to ($1,428,000) during the same period in 1999. The decreased cash flow from operations in 2000 was due primarily to the higher cost of operations and selling general and administrative expenses at the Company's transfer stations, which represent a higher percentage of revenue in 2000. In addition, the Company paid cash for interest expense of approximately $6.9 million. The remainder of the cash flow decrease was due to changes in the operating assets and liabilities including an increase in accrued expenses, offset by decreases in accounts payable and deferred revenue and an increase in accounts receivable.

EBITDA decreased by approximately $1,596,000 and $2,023,000 during the three and six months ended June 30, 2000 to approximately $225,000 and $630,000. As a percentage of revenue, EBITDA decreased to 1.2% and 1.7% during the three and six months ended June 30, 2000 from 16.2% and 13.2% during the same periods in 1999. Adjusted EBITDA decreased by $1,639,000 and $2,328,000 during the three and six months ended June 30, 2000 to $644,000 and $1,332,000. As a percentage of revenue, adjusted EBITDA decreased to 3.3% from 20.3% for the three months ended June 30, 2000 compared to the same period in 1999. For the six months ended June 30, 2000, Adjusted EBITDA decreased to 3.7% compared with 18.2% during the same period in 1999.

Net cash used by investing activities during the first six months of 2000 was $5,238,000 compared to $52,872,000 in the same period in 1999. Capital expenditures of approximately $3.8 million were made in connection with ongoing construction projects, expenditures of property and equipment and to increase operating efficiencies at the Company's existing operations. In addition, the Company spent approximately $1.6 million on landfill closure costs. In 1999, the Company spent $42.6 million on acquisitions.

Net cash provided by financing activities during the first six months of 2000 was approximately $4,358,000, primarily related to borrowings against the $5,000,000 credit facility with BIII Capital Partners, L.P. The proceeds were offset by repayment of existing debt and expenses associated with the Series E and Series F stock exchanges.

On August 3, 1999, the Company entered into a $25 million credit facility with the Banknorth Group. The credit facility has a three-year term with no interim principal payments required. Interest is payable quarterly at rates of prime plus 1% to prime plus 4%, depending on certain circumstances. The credit facility is not callable by the Banknorth Group except, generally, in the event of default by the Company of any of its covenants set forth in the credit facility agreement. Certain of the covenants were established under the assumption that the Company was going to complete several acquisitions that would significantly increase the Company's earnings. These anticipated acquisitions were not consummated. As a result, the Company has not been in compliance with these covenants at the end of any quarter since the loan's inception. The Company has obtained a waiver from the covenants of the Banknorth Group. The Company has been negotiating with the Banknorth Group to establish new covenants based on the Company's existing operations. On August 11, 2000, the Banknorth Group agreed to forbear the Company's requirement to adhere to the financial covenants through the end of the second quarter 2001. Under the forbearance agreement, the Company will repay $6 million of the credit facility on September 15, 2000. In addition, 50% of the proceeds of asset sales, if any, between September 16, 2000 and December 31, 2000, will be used to pay down the credit facility. At December 31, 2000, the Company will provide additional collateral to the extent of any remaining balance under the credit facility.

On April 20, 2000, the Company entered into a one-year $7.5 million credit facility with BIII Capital Partners, L.P., who is a major stockholder at the Company. The facility provides for the repayment of any borrowings, plus interest at 20% on April 20, 2001. On June 25, 2000, the facility was expanded to $25 million under the same terms.

At June 30, 2000, the Company had approximately $108.3 million of long-term debt.

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

Based upon its current operating plan, the Company believes that its cash and cash equivalents, available borrowings, future cash flow from operations and the proceeds of future debt and equity financings and potential asset sales will satisfy the Company's working capital needs for the near future. However, there can be no assurances in this regard.

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

Item 2.  Changes in Securities

On June 29, 2000, the Company exchanged approximately $22.3 million of its 7% Convertible Subordinated Notes into shares of the Company's newly designated Series F stock. Each Series carries an 8% dividend which is payable in kind or cash at the option of the Company, is redeemable at any time by the Company, can be converted into shares of the Company's common stock at a price of $8.00 per share at any time at the option of the holder and can be mandatorily converted by the Company if the closing price of its common stock equals or exceeds $8.00 for a period of twenty consecutive trading days.

Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of the Company was held on June 14, 2000. The stockholders elected members of the Board of Directors and approved the selection of KPMG LLP as the Company's independent auditors for the current fiscal year. The number of affirmative, negative and abstained votes cast with respect to each of the matters voted on was as follows:

         The tabulation of votes for the nominees for directors were as follows:

                                      For           Against           Withheld

Philip Strauss                     9,070,318         922,811            4,139
Robert Rivkin                      9,986,344           6,785            4,139
Jay Matulich                       9,068,331         922,611            6,326
David J. Breazzano                 9,984,357           6,585            6,326
Charles Johnston                   9,984,357           6,585            6,326
Judy K. Mencher                    9,984,357           6,585            6,326
William B. Philipbar               9,984,357           6,585            6,326

The tabulation of votes for the Company's other proposals were as follows:

Selection of KPMG LLP as auditors  9,995,158           1,450              660


Item 5.  Other Information

         None.


Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)      1.  Financial Statements

         The financial statements are listed under Part I, Item 1 of this Report.

         2.  Financial Statement Schedules

         None.

3.       Exhibits

         None.

(B)      Reports on Form 8-K

            On June 21, 2000, the Company filed a Current Report on Form 8-K, whereby it announced that it received a waiver of the previously disclosed noncompliance with certain financial covenants as of March 31, 2000, from its senior lender.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WASTE SYSTEMS INTERNATIONAL, INC.

Date: August 14, 2000            By: /s/ Philip Strauss
---------------------            ------------------
                                 Philip Strauss
                                 Chairman, Chief Executive Officer and President
                                 (Principal Executive Officer)



Date: August 14, 2000            By: /s/ James Elitzak
---------------------            -----------------
                                 James Elitzak
                                 Vice President and  Chief Financial Officer
                                 (Principal Financial and Accounting Officer)