Form 10-Q/A
period 2000-06-30
WASTE SYSTEMS INTERNATIONAL INC
filed 2000-08-16
CIK 847468

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

This Form 10-Q/A is filed to amend the Form 10-Q which was filed on August 14, 2000. Due to a typographical error, the revenue line of the Consolidated Statement of Operations was deleted. This amended filing replaces the revenue numbers in that line. This filing only includes the new Statement of Operations as no other changes were required.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                  (Unaudited)

                                                          Three months ended June 30,           Six months ended June 30,
                                                         2000                   1999                2000                  1999
                                                  ----------------      -----------------      ----------------      ---------------


Revenues                                             19,463,154             11,219,832            36,264,795           20,082,090

Cost of operations:
     Operating expenses                              15,576,686              6,915,757            29,028,079           12,486,873
     Depreciation and amortization                    4,010,369              2,816,512             7,788,344            4,569,026
     Acquisition integration costs (Note 2)             419,017                462,186               701,678            1,006,586
                                                  ----------------      -----------------      ----------------      ---------------
        Total cost of operations                     20,006,072             10,194,455            37,518,101           18,062,485
                                                  ----------------      -----------------      ----------------      ---------------

        Gross profit (loss)                            (542,918)              1,025,378           (1,253,306)            2,019,605


Selling, general and administrative expenses          3,304,292              2,093,810             6,172,605            4,007,419
                                                  ----------------      -----------------        --------------      ---------------
          Loss from operations                       (3,847,210)            (1,068,433)           (7,425,911)          (1,987,814)

Other income (expense):

     Other (expense), net                              (401,966)              (145,288)           (1,121,419)            (277,690)
     Interest income                                     75,496                277,827               131,000              446,169
     Interest expense and financing costs            (3,792,379)            (3,889,939)           (7,949,346)          (5,896,406)

     Non-cash charge for debt conversion (Note 5)            -                      -                     -          (5,583,717)
                                                   ---------------      -----------------      ----------------      ---------------
         Total other (expense)                        (4,118,849)            (3,757,400)           (8,939,765)         (11,311,644)

         Loss before extraordinary item               (7,966,059)            (4,825,833)          (16,365,676)         (13,299,458)

Extraordinary item - Loss on extinguishment of debt     (465,766)                (1,350)          ( 1,428,938)            (224,358)
                                                   ---------------      -----------------      ----------------      ---------------
         Net loss                                     (8,431,825)            (4,827,183)          (17,794,614)         (13,523,816)

Preferred stock dividends                             (1,147,544)                      -           (1,913,877)                    -
                                                   ---------------      -----------------      ----------------      ---------------

         Net loss available for common shareholders  $(9,579,369)           $(4,827,183)        $ (19,708,491)       $ (13,523,816)
                                                   ===============      =================      ================      ===============


Basic net loss per share:

     Loss before extraordinary item                $   (0.39)             $   (0.36)           $    (0.81)           $   (0.99)
     Extraordinary item                                (0.02)                      -                (0.07)               (0.02)
     Preferred stock dividends                         (0.06)                      -                (0.09)                   -

Basic net loss per share                           $   (0.47)             $   (0.36)           $    (0.97)           $   (1.01)
                                                   ================     =================      ================      ===============

Weighted average number of shares used in
    Computation of basic net loss per share           20,348,347             13,421,480            20,345,092           13,443,389
                                                   ================      =================     ================      ===============


       See  accompanying  notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WASTE SYSTEMS INTERNATIONAL, INC.

Date: August 16, 2000            By: /s/ Philip Strauss
---------------------            ------------------
                                 Philip Strauss
                                 Chairman, Chief Executive Officer and President
                                 (Principal Executive Officer)



Date: August 16, 2000            By: /s/ James Elitzak
---------------------            -----------------
                                 James Elitzak
                                 Vice President and  Chief Financial Officer
                                 (Principal Financial and Accounting Officer)