Form 10-Q
period 2000-09-30
WASTE SYSTEMS INTERNATIONAL INC
filed 2000-11-14
CIK 847468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the quarterly period ended September 30,
                                      2000.

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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of November 9, 2000 was 20,348,347.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                           PAGE

PART I.  Financial Information

    Item 1. Financial Statements:

            Consolidated Balance Sheets as of September 30, 2000 and
              December 31, 1999.                                              1

            Consolidated Statements of Operations for the Three and Nine
              Months Ended September 30, 2000 and 1999.                       2

            Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2000 and 1999.                  3

            Notes to Consolidated Financial Statements.                    4-10

   Item 2.Management's Discussion and Analysis of Consolidated
            Financial Condition and Results of Operations.                11-20


PART II.  Other Information

   Item 1.Legal Proceedings                                                  21
   Item 2.Changes in Securities                                              21
   Item 3.Defaults on Senior Securities                                      21
   Item 4.Submission of Matters to a Vote of Security Holders                21
   Item 5.Other Information                                                  21
   Item 6.Exhibits, Financial Statements Schedules and Reports on Form 8-K   21

Signatures                                                                   22


               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                 September 30,         December 31,
                                                                                     2000                  1999
                                                                              --------------------  --------------------
                                                                                  (unaudited)
                                   Assets

Current assets:
        Cash and cash equivalents                                                      $1,857,916          $ 12,871,773
        Accounts receivable, less allowance for doubtful accounts of
          $1,187,000 at September 30, 2000 and $815,000 at                              6,516,552             9,294,149
          December 31,1999
        Prepaid expenses and other current assets                                       1,177,074             2,463,005
        Assets held for sale (Note 2)                                                  30,212,057                     -
                                                                              --------------------  --------------------
          Total current assets                                                         39,763,599            24,628,927

Property and equipment, net (Notes 2, 3 and 4)                                        131,230,578           174,957,281
Intangible assets, net (Notes 2, 3 and 5)                                              31,664,344            47,860,406
Other assets                                                                            3,270,002             7,646,477
                                                                              --------------------  --------------------
          Total assets                                                               $205,928,523          $255,093,091
                                                                              ====================  ====================


                         Liabilities and Stockholders' Equity

Current liabilities:
        Current portion of long-term debt and notes payable (Note 6)                  $37,476,506           $ 1,383,995
        Accounts payable                                                                8,727,013            14,712,075
        Accrued expenses                                                               15,683,638            14,734,758
        Deferred revenue                                                                1,797,020             1,893,576
        Liabilities of operations held for sale                                         5,265,284                     -
                                                                              --------------------  --------------------
          Total current liabilities                                                    68,949,461            32,724,404

Long-term debt and notes payable (Note 6)                                              95,316,295           172,715,823
Landfill closure and post-closure costs, and other liabilities                            468,965             2,800,471
                                                                              --------------------  --------------------
          Total liabilities                                                           164,734,721           208,240,698
                                                                              --------------------  --------------------

Stockholders' equity (Notes 6 and 7):

        Common stock, $.01 par value.  Authorized 75,000,000 shares;
          20,348,347 and 20,330,884 shares issued and outstanding
          at September 30, 2000 and December 31, 1999, respectively                       203,483               203,309
        Preferred Stock $.001 par value Authorized 1,000,000 shares
           Series D; 20,500 shares designated, 15,000 issued and
           outstanding at September 30, 2000 and December 31, 1999.                    15,000,000            15,000,000
            Series E; 60,000 shares designated, 38,531 issued and                                                     -
        outstanding                                                                    38,531,000
            at September 30, 2000.
            Series F; 35,000 shares designated, 23,100 issued and                                                     -
        outstanding                                                                    23,100,000
            at September 30, 2000.
        Additional paid-in capital                                                     96,005,943            96,318,442
        Accumulated deficit                                                         (131,646,624)          (64,669,358)
                                                                              --------------------  --------------------
          Total stockholders' equity                                                   41,193,802            46,852,393
                                                                              --------------------  --------------------

          Total liabilities and stockholders' equity                                 $205,928,523          $255,093,091
                                                                              ====================  ====================

          See accompanying notes to consolidated financial statements.


                                        2

            WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                                                      Three months ended September 30,     Nine months ended September 30,
                                                        2000             1999                  2000              1999
                                                       ------           -------               ------             ------
Revenues                                             $18,805,897    $17,393,175           $55,070,691          $37,475,265

Costs and expenses:
     Operating expenses                               15,517,958     12,658,605            44,576,100           25,145,478
     Depreciation and amortization                     3,939,138      3,525,043            11,870,537            8,094,069
     Acquisition integration costs (Note 3)                    -      1,371,062               703,011            2,377,648
     Selling, general and administrative expenses      4,793,945      2,660,717            10,823,495            6,668,136
     Impairment of assets (Note 2)                    35,579,388              -            35,579,388                    -
                                                     -----------   ------------           -----------         ------------

     Loss from operations                            (41,024,532)    (2,822,252)          (48,481,840)          (4,810,066)
                                                    -------------   ------------         -------------        -------------

Other (expense):

     Interest expense and financing costs, net        (4,345,940)    (3,972,947)          (12,164,284)          (9,423,184)
     Other income (expense), net                        (270,294)      (264,410)           (1,360,318)            (542,100)
     Non-cash charge for debt conversion (Note 6)             -               -                     -           (5,583,717)
                                                    -------------    -----------        --------------        -------------
     Total other (expense)                            (4,616,234)    (4,237,537)          (13,524,602)         (15,549,001)
                                                    -------------    -----------        --------------        -------------

     Loss before extraordinary item                  (45,640,766)    (7,059,609)          (62,006,442)         (20,359,067)


Extraordinary item - Loss on extinguishment of debt      -                 -               (1,428,938)            (224,358)
                                                    -------------    -----------         -------------      ---------------

     Net loss                                        (45,640,766)    (7,059,609)          (63,435,380)         (20,583,425)
                                                   --------------    -----------         -------------      ---------------


    Preferred stock dividends                         (1,620,833)          -               (3,534,710)                -
                                                   --------------    -----------          ------------       --------------
    Net loss available for common shareholders      ($47,261,599)   ($7,059,609)        $ (66,970,090)        ($20,583,425)
                                                  ===============   ============        ==============        =============

Basic net loss per share:

     Loss from continuing operations                 $   (2.24)      $   (0.40)           $    (3.05)           $   (1.37)

     Extraordinary item                                  (0.00)          (0.00)                (0.07)               (0.02)
                                                 ----------------   ------------      ---------------       --------------

     Basic net loss per share                            (2.24)      $   (0.40)           $    (3.12)           $   (1.39)
                                                 ================   ============      ================      ===============

Weighted average number of shares used in
   Computation of basic net loss per share           20,348,347      17,586,589            20,346,177           14,818,688
-----                                            ================   ============      ================      ===============

See  accompanying  notes to consolidated financial statements.


                                        3

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    Nine months ended September 30,
                                                                                       2000                 1999
                                                                                 ------------------   -----------------

Cash flows from operating activities:
    Net loss                                                                        $ (63,435,380)      $ (20,583,425)
    Adjustments to reconcile net loss to net cash provided (used) by operating activities:
       Depreciation and amortization                                                    12,096,611           8,215,971
       Impairment of assets                                                             35,579,388                   -
       Amortization of deferred financing costs                                            618,323             492,920
       Non-cash charge for conversion of debt to equity                                          -           5,583,717
       Extraordinary loss on extinguishments of debt                                     1,428,938             224,358
       Allowance for doubtful accounts                                                     350,000             225,575
       Landfill closure and post-closure costs                                             596,640             493,249
       Changes in assets and liabilities:
          Accounts and notes receivable                                                (1,058,118)         (2,282,037)
          Prepaid expenses and other current assets                                      (508,020)           3,327,804
          Accounts payable                                                             (4,357,734)             513,645
          Accrued expenses                                                                 429,684           5,205,388
          Deferred revenue                                                                (96,556)           (583,560)
                                                                                 ------------------   -----------------
          Net cash provided (used) by operating activities                            (18,356,224)             833,605
                                                                                 ------------------   -----------------
Cash flows from investing activities:

    Net assets acquired through acquisitions                                                     -        (84,063,076)
    Expenditures for Property and Equipment                                            (8,255,744)        (10,654,848)
    Landfill closure expenditures                                                      (2,873,393)         (5,270,428)
    Intangible assets                                                                    (221,068)         (1,998,376)
    Other assets                                                                           489,238         (1,674,904)
                                                                                 ------------------   -----------------
          Net cash used by investing activities                                        (10,860,967)       (103,641,629)
                                                                                 ------------------   -----------------
Cash flows from financing activities:

    Deferred financing and registration costs                                             (10,913)         (3,890,729)
    Borrowings from notes payable and long-term debt                                    25,000,000         117,500,000
    Repayments of notes payable and long-term debt                                     (6,443,428)        (21,075,104)
    Repurchase of common stock                                                                   -         (3,229,057)
    Proceeds from the exercise of common stock options                                      30,000              91,500
    Proceeds from private placement of common stock                                              -          15,678,216
    Expenses associated with equity transactions                                         (372,325)                   -
                                                                                 ------------------
                                                                                                      -----------------
          Net cash provided by financing activities                                     18,203,334         105,074,826
                                                                                 ------------------   -----------------
(Decrease)/Increase in cash and cash equivalents                                      (11,013,857)           2,266,802
Cash and cash equivalents, beginning of period                                          12,871,773             193,613
                                                                                 ------------------   -----------------
Cash and cash equivalents, end of period                                                $1,857,916        $  2,460,415
                                                                                 ==================   =================

See  accompanying  notes to consolidated  financial statements.

               WASTE SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note  1.  Basis of Presentation

The accompanying consolidated financial statements of Waste Systems International, Inc. and its subsidiaries ("WSI" or the "Company") include the accounts of the Company after elimination of all significant intercompany accounts and transactions. These consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all
adjustments  (which  include  only  normal  recurring  adjustments)   considered
necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented have been made. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, for the year ended December 31, 1999.

There have been no significant additions to or changes in accounting policies of the Company since December 31, 1999. For a complete description of the Company's accounting policies, see Note 2 to Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K.

Note 2.   Recent Business Developments

During the second quarter of 2000, the Company began an assessment of its operations, considering various strategies to enhance the value of its investments, particularly those in operations that are not fully integrated with the Company's disposal facilities. These operations were acquired with the expectation that the Company would acquire a landfill or otherwise secure disposal capacity near these operations in order to integrate them. At this time, the Company does not expect that it will secure such disposal capacity near these operations. As a result, the Company is pursuing the sale of certain of its Eastern New England and New York operations which it expects to complete during 2001. In addition, the Company has determined that, with some operations, internalizing all of the waste collected by the Company is not the best strategy for the Company. The Company has begun disposing waste at third party locations, where it is economical to do so.

In connection with such potential sales and the operation of certain assets on a non-integrated basis, the Company has determined that the values of certain assets have been impaired. During the quarter ended September 30, 2000, in accordance with Statement of Financial Accounting Standards No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS No. 121), the Company recorded a non-cash charge related to the impairment of assets of approximately $35.6 million, of which $26.0 million related primarily to transfer station and hauling assets that are held for sale, including certain intangible assets related to the operations expected to be sold, and $9.6 million related to an impairment of long-lived assets of continuing operations. In accordance with FAS No. 121, the Company determined that the projected cash flows from its continuing operations in New York and Central Massachusetts are not sufficient to recover the remaining long-lived assets associated with such operations on a non-integrated basis. Revenues for the operations held for sale were approximately $6.3 million and $5.5 million and $18.9 million and $5.5 million for the three- and nine months ended September 30, 2000 and 1999, respectively.

The assets held for sale have been grouped together and classified as "Assets held for sale" in the current assets section of the balance sheet. The liabilities held for sale have been grouped together and classified as "Liabilities of operations held for sale" in the current liabilities section of the balance sheet. Assets held for sale, including an allocation of the intangible assets of such operations have been written down to their estimated realizable values based upon estimated sale proceeds.

At September 30, 2000, assets held for sale are comprised of:

              Net accounts receivable            $ 3,485,715
              Prepaid and other current assets     1,736,529
              Property and equipment              44,195,747
              Intangible assets                    4,635,308
              Other assets                         2,202,288
                                              ---------------
                                                  56,255,587
              Less impairment charge             (26,043,530)
                                              ---------------
              Net assets held for sale          $ 30,212,057
                                              ===============

At September 30, 2000, liabilities of operations held for sale are comprised of notes payable of approximately $1,985,000, accounts payable and accrued expenses totaling $3,225,000 and other liabilities of $55,000.

The Company expects to finalize its assessment of operations during the remainder of 2000. Also, in connection with the Company's change in focus from acquisitions to management of its ongoing operations, at the end of the third quarter of 2000 the Company reduced the size of its corporate staff. The Company recorded a $0.3 million charge for severance in the third quarter of 2000 and will realize ongoing savings of approximately $1.5 million annually.

Note 3.  Acquisitions

There have been no acquisitions during 2000. During the first nine months of 1999, the Company acquired five collection companies and a landfill in Central Pennsylvania, one collection company in Vermont, two collection companies, two transfer stations and a paper recycling plant in Eastern New England, two collection companies and a transfer station in Upstate New York and a collection company and transfer station in the Washington D.C. region.

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

With certain acquisitions, the Company has accrued liabilities for planned lease termination costs and severance costs as a part of the purchase price, in accordance with EITF 95-3. The amounts recorded to date are not material with respect to the purchase price of the acquisition or the financial statements. In instances where the Company decides to sever employees or exit lease commitments after operating an acquired company for a period of time, the Company accrues those costs in accordance with EITF 94-3. These costs are incurred as a result of synergies created from multiple acquisitions within the same region. The amount of such costs charged to operations during the nine months ended September 30, 2000 and 1999 were $275,000 and $50,000, respectively. The estimates are reviewed frequently by Company management and the related operation teams integrating the new acquisitions and adjusted as required. No acquisition integration costs were recorded for the three months ended September 30, 2000. Acquisition integration costs totaled approximately $1,371,000, for the three months ended September 30, 1999. Acquisition integration costs totaled $703,000 and $2,378,000, for nine months ended September 30, 2000 and 1999, respectively.

The following unaudited pro forma financial information presents the combined results of operations of the Company and the aggregate of the acquired entities for the nine months ended September 30, 1999, as if the acquisitions had occurred as of January 1, 1999, after giving effect to certain adjustments, including amortization of intangibles and additional depreciation of property and equipment. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the aggregate of the acquired entities constituted a single entity during such period.

                                                  September 30, 1999
                                                     (unaudited)

                  Net revenues                    $    53,232,000

                  Loss from operations             $  (2,088,000)

                  Net loss                         $ (17,861,000)

                  Basic loss per share        $            (1.21)


Note  4.      Property and Equipment

Property and equipment are stated at cost and consist of the following;

                                       September 30, 2000     December 31, 1999
                                         (unaudited)
Landfills                                $72,787,241            $70,206,638
Transfer stations, buildings
  and improvements                        38,866,109             77,445,686
Machinery and equipment                   10,596,324              9,028,635
Rolling stock                             15,559,034             16,175,247
Containers and compactors                  6,416,680              9,455,373
Capital development costs                  4,733,800              4,103,697
Office furniture, equipment and systems    1,974,209              1,665,320
                                         150,933,397            188,080,596
        Less accumulated depreciation
            and amortization             (19,702,819)           (13,123,315)

Property and equipment, net             $131,230,578           $174,957,281

In conjunction with the potential sale of certain assets in Eastern New England and New York, certain property and equipment was classified in the consolidated balance sheets as "Assets held for sale," net of a reserve for impairment.

Note 5.       Intangible Assets

Intangible assets consist of the following;

                                        September 30,         December 31,
                                           2000                  1999
                                        (unaudited)
Goodwill                                $ 26,844,758          $ 40,791,022
Non-compete agreements                     5,389,768             5,792,435
Customer lists and other                   4,270,409             5,539,760
                                        ------------          -------------
                                          36,504,935            52,123,217
  Less accumulated amortization           (4,840,591)          (4,262,811)

Total intangible assets                 $ 31,664,344          $ 47,860,406

As disclosed in Note 2, the Company wrote-off certain intangible assets, primarily goodwill, related to the impairment of certain of the Company's operations in New York and Central Massachusetts.

Note 6.  Long-term debt and notes payable

Long-term debt and notes payable consists of:

                                          September 30, 2000   December 31, 1999
                                              (Unaudited)
11 1/2% Senior Notes                          $84,645,000          $100,000,000
BankNorth Group Credit Facility                11,500,000            17,500,000
BIII Capital Partners, L.P. Credit Facility    25,000,000                     -
7% Convertible Subordinated Notes               4,400,000            49,551,426
10% Convertible Subordinated Debentures           450,000               450,000
Capital Leases                                    981,233             1,104,288
Equipment and Other Notes Payable               7,801,656             5,494,104
                                              -----------            ----------
                                              134,777,889           174,099,818
  Less current portion                        (37,476,506)           (1,383,995)
  Less amount classified as liabilities
    of operations held for sale                (1,985,088)                -

Long-term portion                            $ 95,316,295          $172,715,823

In conjunction with the potential sale of certain assets in Eastern New England and New York, certain long-term debt and notes payable are classified in the consolidated balance sheets as "Liabilities of operations held for sale."

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

Convertible Subordinated Notes. On May 13, 1998, the Company closed an offering of $60.0 million of 7% Convertible Subordinated Notes ("Convertible Subordinated Notes"). The Convertible Subordinated Notes mature in May 2005, and bear interest at 7.0% per annum, payable semiannually in arrears on each June 30 and December 31. The Convertible Subordinated Notes are convertible at the option of the holder at any time and can be mandatorily converted by the Company, if the Company's Common Stock closing price equals or exceeds the conversion price of $10.00 per share for a period of 20 consecutive days.

Exchanges of Debt for Stock. On March 31, 1999, the Company exchanged 2,244,109 shares of the Company's Common Stock for approximately $10.4 million of
Convertible Subordinated Notes. In connection with the exchange, the Company issued 1,199,252 shares of Common Stock in excess of the shares that would have been issued had the debt been converted in accordance with its original terms. The Company recorded a non-cash charge of approximately $5.6 million attributable to the issuance of such additional shares of Common Stock, which has been offset in consolidated stockholders' equity by the additional deemed proceeds from the issuance of the shares.

On February 15, 2000, the Company closed an Exchange Offer for its Convertible Subordinated Notes and its Senior Notes. Approximately $15.4 million principal
amount  of,  plus  accrued  but  unpaid   interest  on,  its  Senior  Notes  and
approximately $22.8 million principal amount of, plus accrued but unpaid interest on, its Convertible Subordinated Notes were tendered and exchanged into shares of the Company's Series E Convertible Preferred Stock ("Series E stock"). See Note 7, Preferred Stock.

On June 29, 2000, the Company exchanged approximately $22.3 million of its Convertible Subordinated Notes into shares of the Company's Series F Convertible Preferred Stock ("Series F stock"). See Note 7, Preferred Stock.

Credit Facilities. On August 3, 1999, the Company entered into a $25 million credit facility with the Banknorth Group (the "Bank"). The credit facility has a three-year term with no interim principal payments required. Interest is payable quarterly at an interest rate of prime plus 1%. The credit facility is not callable by the Bank except, generally, in the event of default by the Company of any of its covenants set forth in the credit facility agreement. Certain of the financial covenants were established under the assumption that the Company was going to complete several acquisitions that would significantly increase the Company's earnings. These anticipated acquisitions were not consummated. As a result, the Company has not been in compliance with certain financial covenants at the end of any quarter since the loan's inception. On August 11, 2000, the Bank agreed to waive and forbear the Company's requirement to adhere to the financial covenants through the second quarter of 2001. On November 10, 2000, the Bank extended the waiver and forbearance through January 2, 2002. Under the waiver and forbearance agreement, the Company repaid $6 million of the credit facility on September 22, 2000. In addition, 50% of the proceeds of asset sales, if any, will be used to pay down the credit facility. Based on the Company's expected proceeds from asset sales, the entire remaining balance of the credit facility was classified as a current liability at September 30, 2000. At December 31, 2000, the Company will provide additional collateral to the extent of any remaining balance under the credit facility.

On April 20, 2000, the Company entered into a one-year unsecured $7.5 million credit facility with BIII Capital Partners, L.P., a major stockholder of the Company. The facility provides for the repayment of any borrowings, plus interest at 20%, on April 20, 2001. On June 25, 2000, the facility was expanded to $25 million under the same terms. Borrowings under the credit facility totaled $25 million at September 30, 2000.

10%  Convertible   Subordinated   Notes.  During  1995,  the  Company  closed  a
"Regulation S" offering of $11,225,000 in Convertible Subordinated Notes and Warrants. The Notes were partially paid back as a result of the Senior Notes Offering, leaving a balance of $450,000. The Notes matured on October 6, 2000, and were paid in full.

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

Note 7.  Preferred Stock

On December 28, 1999, the Company raised $15 million through a private placement of Series D Convertible Preferred Stock ("Series D stock"). The Series D stock carries a 10% dividend which is payable in kind or cash at the option of the Company. The Series D stock can be converted into shares of the Company's Common Stock at a price of $6.00 per share at any time at the option of the holder and can be mandatorily converted by the Company if its common stock closing price equals or exceeds $9.00 for a period of twenty consecutive trading days. The Series D stock is eligible to vote on an as-converted basis with the Company's Common Stock and is redeemable at any time by the Company. For the three- and nine months ended September 30, 2000, the Company accrued dividends of approximately $379,000 and $1,138,000, related to the Series D stock.

On February 15, 2000, the Company issued an aggregate of 38,531 shares of its Series E stock, as a result of the Exchange Offer described in Note 6. The Series E stock is redeemable at any time by the Company at par plus accrued and unpaid dividends and can be converted into shares of the Company's common stock at a price of $8.00 per share at any time at the option of the holder and can be mandatorily converted by the Company if its common stock closing price equals or exceeds $8.00 for a period of twenty consecutive trading days. The Series E stock is eligible to vote on an as-converted basis with the Company's Common Stock. For the three- and nine months ended September 30, 2000, the Company accrued dividends of approximately $777,000 and $1,925,000, related to the Series E stock.

On June 29, 2000, the Company issued an aggregate of 23,100 shares of its Series F stock, as a result of the Exchange Offer described in Note 6. The Series F stock carries the same terms as the Series E stock. For the three- and nine months ended September 30, 2000, the Company accrued dividends of approximately $466,000 and $471,000 related to the Series F stock.

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

Note 9.   Segment Information

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing their performance. The Company's chief operating decision-maker is the Chief Executive Officer.

The Company manages its business segments according to how they are integrated between hauling, transfer and landfill operations. The Washington D.C. operations are integrated with the Central Pennsylvania operations, disposing the majority of their waste in Central Pennsylvania. The Vermont operation is primarily integrated within itself. These operations are grouped together by management and evaluated as integrated operations. While the operations have separate management teams, their operating results are evaluated on a combined basis taking into consideration all intercompany transactions and eliminations. The Eastern New England and New York operations are not integrated and are reviewed together as non-integrated operations.

During the second quarter of 2000, the Company began an assessment of its operations, considering various strategies to enhance the value of its investments, particularly those in operations that are not fully integrated with the Company's disposal facilities. These operations were acquired with the expectation that the Company would acquire a landfill or otherwise secure disposal capacity near these operations in order to integrate them. At this time, the Company does not expect that it will secure such disposal capacity near these operations. As a result, the Company is pursuing the sale of certain of its Eastern New England and New York operations. In addition, the Company has determined that, with some operations, internalizing all of the waste collected by the Company is not the best strategy for the Company. The Company has begun disposing waste at third party locations, where it is economical to do so. In connection with such potential sales, the Company has determined that the value of certain assets have been impaired. See Note 2, Recent Business Developments. The Company expects to finalize its assessment of operations during the remainder of 2000.

Each operating segment provides services as further described in Note 1 of the December 31, 1999 Consolidated Financial Statements. The accounting policies of the various segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 2 of the December 31, 1999 Consolidated Financial Statements. The Company evaluates the performance of its segments based on operating income (loss), EBITDA and Adjusted EBITDA. Operating income
(loss) for each segment includes all expenses directly attributable to the segment, including acquisition related costs, and excludes impairment loss and certain expenses that are managed outside the reportable segments. Costs excluded from segment profit primarily consist of corporate expenses. Corporate expenses are comprised primarily of information systems and other general and administrative expenses separately managed. EBITDA is defined as operating income or loss from continuing operations excluding depreciation and amortization, which includes depreciation and amortization included in selling, general and administrative expenses. EBITDA does not represent, and should not be considered as an alternative to, net income or cash flows from operating activities, each as determined in accordance with GAAP. Adjusted EBITDA represents EBITDA plus one-time charges associated with the acquisition integration costs and non-cash charge for impairment of assets. Segment assets exclude corporate assets. Corporate assets include cash and cash equivalents, office equipment and other assets. Capital expenditures for long-lived assets are not reported to management by segment and are excluded, as presenting such information is not practical. Summary information by segment as of and for the nine months ended September 30, 2000 and 1999 is as follows:


-----------------------------------------------------------------------------------------------------------------------
 For the nine months ended       Integrated     Non-integrated       Available        Corporate
    September 30, 2000           Operations       Operations         for sale         and other          Total
-----------------------------------------------------------------------------------------------------------------------
Revenue                        $ 27,085,641         $9,087,290       $18,897,760    $       -          $55,070,691
Income (loss) from operations    (6,013,855)       (17,199,365)     (20,588,305)     (4,680,315)       (48,481,840)
Depreciation and amortization     9,125,700          1,431,162        1,409,669         130,080         12,096,611
Acquisition integration costs       452,749             19,866          230,396             -              703,011
EBITDA                            5,311,256        (17,958,169)     (19,176,636)     (4,561,680)       (36,385,229)
Adjusted EBITDA                   7,707,067           (912,284)      (2,335,933)     (4,561,680)          (102,830)
Net interest expense                178,105              -              143,408      11,989,784         12,311,297
Segment assets                  161,504,298          9,359,414       29,864,057       5,200,754        205,928,523
-----------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------
 For the nine months ended       Integrated     Non-integrated      Available        Corporate
    September 30, 1999           Operations       Operations        for sale         and other           Total
-----------------------------------------------------------------------------------------------------------------------
Revenue                          21,447,779        10,553,088         5,474,398             -           37,475,265
Income (loss) from operations       106,706        (1,879,166)          380,412     (3,418,018)         (4,810,066)
Depreciation and amortization     6,363,882         1,320,478           451,046         80,565           8,215,971
Acquisition integration costs     1,132,472           838,510           406,666             -            2,377,648
EBITDA                            7,197,997          (549,598)           94,957     (3,337,451)          3,405,905
Adjusted EBITDA                   8,330,469           288,912           501,623     (3,337,451)          5,783,553
Net interest expense                165,814             2,504            64,765      9,673,351           9,906,434
Segment assets                  169,792,538        24,800,507        54,351,689      6,148,357         255,093,091
-----------------------------------------------------------------------------------------------------------------------



Note 10.  Supplemental disclosures of cash flow information:

During the nine months ended September 30, 2000 and 1999, cash paid for interest was approximately $10.8 million and $6.9 million, respectively.

In September 2000, the Company recorded a non-cash charge of approximately $35.6 million for the impairment of certain assets. See Note 2.

On June 29, 2000, the Company exchanged approximately $22.3 million principal amount, plus accrued and unpaid interest, of its Convertible Subordinated Notes into 23,100 shares of its Series F stock.

On February 15, 2000, the Company exchanged approximately $22.8 million of its Convertible Subordinated Notes and $15.3 million of its Senior Notes, plus accrued interest, for 38,531 shares of its Series E stock.

During the first nine months of 2000, the Company accrued dividends of approximately $3.5 million for its Series D, E and F Preferred stock.

On March 31, 1999, the Company exchanged 2,244,109 shares of the Company's Common stock for $10.4 million of its Convertible Subordinated Notes. The Company incurred a non-cash charge of $5.6 million in connection with this conversion of debt into equity.

The Company acquired property and equipment of approximately $2.3 million, during the first nine months of 2000 under various financing arrangements.

In connection with the Company's acquisitions, during the first nine months of 1999, the Company acquired property and equipment of $99.3 million, intangible assets of $11.0 million and other assets of $2.7 million. The aggregate cost of the acquisitions was approximately $113.0 million consisting of approximately $72.7 million in cash, $30.9 million in common stock and $9.4 million in assumed liabilities. There have been no acquisitions during 2000.

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

Introduction

Waste Systems International, Inc. (the "Company" or "WSI") is an integrated non-hazardous solid waste management company that provides solid waste collection, recycling, transfer and disposal services to commercial, industrial, residential and municipal customers within certain regional markets in the Northeast and Mid-Atlantic states. The Company focuses on the operation of an integrated non-hazardous solid waste management business, including the ownership and operation of solid waste disposal facilities (landfills), transfer stations and solid waste collection services. The Company derives revenue from collecting solid waste from its customers, which it delivers for disposal in its own landfills, and also from unaffiliated waste collection companies who pay to dispose of waste in the Company's landfills.

At September 30, 2000, the Company owned and operated one landfill in Vermont and three landfills in Central Pennsylvania. The Company's Moretown Landfill in Vermont and Sandy Run Landfill in Hopewell, Pennsylvania were in operation for all of 1999 and 2000. On March 1, 1999, the Company acquired the Community Refuse Services ("Community") Landfill located in Shippensburg, Pennsylvania. On December 28, 1999 the Company completed construction and opened the Mostoller Landfill in Somerset, Pennsylvania. As of September 30, 2000, the aggregate remaining estimated permitted capacity of the Company's four owned landfills was approximately 22.1 million cubic yards. In addition, the Company has contracted with the Town of South Hadley, Massachusetts to construct and operate the Town's landfill, which has an estimated capacity of approximately 1.2 million cubic yards available for future disposal. Providing there are no unexpected permitting delays, the Company expects to begin operating the South Hadley Landfill in 2001.

The following table provides certain information regarding the 4 landfills owned and operated by the Company as of September 30, 2000.

                                       Currently    Annual      Remaining
                            Total Site Permitted  Permitted      Permitted
Landfill Name Location       Acreage    Acreage  Tons of MSW   Capacity(cu yds)
Mostoller     Somerset, PA     715        278      624,000       13,894,000
Sandy Run     Hopewell, PA     711        114       86,000        2,605,000
Moretown      Moretown, VT     200         34      120,000        1,027,000
Community     Cumberland, PA   780        256      312,000        4,574,000

The Company also owns and operates five transfer stations and has three transfer stations that are permitted, but not currently in operation. As of September 30, 2000, the Company's collection operations served commercial, industrial, residential and municipal customers in the Central Pennsylvania, Eastern New England, Upstate New York, Vermont and Washington DC markets.

During the first nine months of 1999, the Company acquired five collection companies and a landfill in Central Pennsylvania, one collection company in Vermont, two collection companies, two transfer stations and a paper recycling plant in Eastern New England, two collection companies and a transfer station in Upstate New York and a collection company and transfer station in the Washington D.C. region. During 1998, the Company completed 34 acquisitions. There have been no acquisitions during 2000.

The Company does not expect to pursue any acquisitions during the remainder of 2000. The Company may consider additional acquisitions at a later date. During 2000, the primary focus of the Company has been the on-going integration of current operations. The Company will continue to optimize the value of its landfill, transfer and collection assets through, among other means, internalization of waste collected by the Company, internal growth through sales and marketing efforts and operating efficiencies.

Internalization of Waste

Throughout 1999 and during the nine months ended September 30, 2000, the Company continued to pursue maximizing the amount of waste collected by the Company that was subsequently disposed at Company landfills, where it is economical to do so.


                                       % Collection           % Landfill
Company - Owned Operations          Internalization (1)   Internalization (2)
--------------------------------------------------------------------------------
Vermont - Moretown Landfill                    98%                  26%
Altoona Division - Sandy Run Landfill          91%                  73%
Harrisburg Division - Community Landfill      100%                  25%
Somerset Division - Mostoller Landfill         99%                  85%
Eastern New England  (3)                       18%                  N/A
Washington D.C. (3)                            90%                  N/A
New York and Central Massachusetts              0%                  N/A
--------------------------------------------------------------------------------
(1) Percentage of the total waste collected by Company-owned hauling operations and disposed of in the Company's landfills. (2) Percentage of the waste delivered to the Company landfills, which was collected by Company-owned hauling operations. (3) These operations dispose of their waste at the Community and Mostoller Landfills.

Recent Business Developments

During the second quarter of 2000, the Company began an assessment of its operations, considering various strategies to enhance the value of its investments, particularly those in operations that are not fully integrated with the Company's disposal facilities. These operations were acquired with the expectation that the Company would acquire a landfill or otherwise secure disposal capacity near these operations in order to integrate them. At this time, the Company does not expect that it will secure such disposal capacity near these operations. As a result, the Company is pursuing the sale of certain of its Eastern New England and New York operations. In addition, the Company has determined that, with some operations, internalizing all of the waste collected by the Company is not the best strategy for the Company. The Company has begun disposing waste at third party locations, where it is economical to do so.

In connection with such potential sales and the operation of certain assets on a non-integrated basis, the Company has determined that the values of certain assets have been impaired. During the quarter ended September 30, 2000, in accordance with Statement of Financial Accounting Standards No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121), the Company recorded a non-cash charge related to the impairment of assets of approximately $35.6 million, of which $26.0 million related primarily to transfer station and hauling assets which are held for sale, including certain intangible assets related to the operations expected to be sold, and $9.6 million related to an impairment of long-lived assets of continuing operations. In accordance with FAS No. 121, the Company determined that the projected cash flows from its continuing operations in New York and Central Massachusetts are not sufficient to recover the remaining long-lived assets associated with such operations on a non-integrated basis. Revenues for the operations held for sale were approximately $6.3 million and $5.5 million and $18.9 million and $5.5 million for the three and nine months ended September 30, 2000 and 1999, respectively. The assets held for sale have been grouped together and classified as "Assets held for sale" in the current assets section of the balance sheet. The liabilities held for sale have been grouped together and classified as "Liabilities of operations held for sale" in the current liabilities section of the balance sheet. Assets held for sale including an allocation of the intangible assets of such operations have been written down to their estimated realizable values based on estimated sales proceeds.

The Company expects to finalize its assessment of operations during the remainder of 2000. Also, in connection with the Company's change in focus from acquisitions to management of its ongoing operations, at the end of the third quarter of 2000, the Company reduced the size of its corporate staff. The Company recorded a $0.3 million charge for severance in the third quarter of 2000 and will realize ongoing savings of approximately $1.5 million annually.

Results of Operations

Because  of  the  significance  of  acquisitions  to  the  Company's   financial
performance and the impact of operations held for sale, the Company does not believe that its historical financial statements are necessarily indicative of future performance and as a result will affect the comparability of the financial information included herein.

Revenues:

Revenues represent fees charged to customers for solid waste collection, transfer, recycling and disposal services provided. Arrangements with customers include both long-term contractual arrangements and as-received disposal at prices quoted by the Company. Revenues for the periods presented in the consolidated statements of operations were derived from the following sources:

                      Three months ended                  Nine months ended
                         September 30,                       September 30,
                     2000             1999                   2000      1999
Collection           67.9%            70.6%                  70.7%     74.6%
Landfill             11.7             13.6                   10.8      15.0
Transfer             20.4             15.8                   18.5      10.4

Total Revenue       100.0%           100.0%                 100.0%    100.0%

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

Revenues increased approximately $1.4 million or 8.1%, to $18.8 million for the three-month period ended September 30, 2000. Total revenue for the comparable period in 1999 was approximately $17.4 million. Revenues increased approximately $17.6 million or 47.0%, to approximately $55.1 million for the nine months ended September 30, 2000. Total revenue for the comparable period in 1999 was approximately $37.5 million. The increase was primarily due to the impact of the operations acquired during the first six months of 1999. See Note 3 to the Consolidated Financial Statements. The Company also experienced growth at its Washington, DC transfer station in 2000.

The Company is currently pursuing the sale of certain of its Eastern New England and New York operations. Revenues for the operations held for sale were approximately $6.3 million and $5.5 million and $18.9 million and $5.5 million for the three- and nine months ended September 30, 2000 and 1999, respectively.

Operating Expenses:

The following table sets forth, for the periods indicated, certain data derived from the Company's Consolidated Statement of Operations, expressed as a percentage of revenues:

                                 Three months ended            Nine months ended
                                    September 30,                September 30,
                                   2000         1999          2000         1999
Revenues                          100.0%       100.0%          100.0%     100.0%

Cost and expenses
  Operating expenses               82.5         72.8            80.9       67.1
  Depreciation and amortization    20.9         20.3            21.6       21.6
  Acquisition integration costs       -          7.9             1.3        6.3
  Selling, general and
    administrative expenses        25.5         15.3            19.7       17.8
  Impairment of assets            189.2            -            64.6          -
                                 ------        ------         ------      -----
  Loss from operations           (218.1)       (16.3)          (88.0)     (12.8)

Other Income(expense):
Interest expense and
  financing costs, net           (23.1)        (23.1)          (22.1)     (26.4)
Other income(expense), net        (1.4)         (1.3)           (2.5)      (0.1)
Non-cash charge for
  debt conversion                    -            -               -       (14.9)
                                 ------        ------         -------     ------

Total other income(expense)      (24.5)        (24.4)          (24.6)     (41.4)

Income(loss) before
  extraordinary item            (242.7)        (40.7)         (112.6)     (54.2)
Extraordinary item - Loss
  on extinguishment of debt          -            -             (2.6)      (0.6)
Preferred stock dividends         (8.6)           -             (6.4)         -
                                 ------        ------         -------     ------

Net loss available for
  common shareholders          (251.3%)      (40.7%)        (121.6%)     (54.8%)
                              =========     =========      =========   =========

Operating expenses increased approximately $2.8 million or 22.6% and $19.5 million or 77.3%, to $15.5 million and $44.6 million for the three and nine months ended September 30, 2000, respectively. Costs of operations for the comparable periods in 1999 were approximately $12.7 million and $25.1 million. As a percentage of revenues, operating expenses increased to 82.5% and 80.9% for the three and nine months ended September 30, 2000, respectively from 72.8% and 67.1% for the same periods in 1999. Operating expenses increased for both periods primarily due to acquisitions. See Note 3 of the Consolidated Financial Statements. The increase in operating expenses as a percentage of revenues was primarily due to the increase in transfer station revenue as a percentage of the Company's revenue. As a percentage of revenue, the Company has incurred high levels of transportation costs in connection with disposing of waste collected from the Eastern New England region at the Company's landfills in Central Pennsylvania, as well as, increased transportation and disposal costs at third party disposal facilities. The Company also had higher than normal repairs and maintenance costs on its rolling stock, during the first half of 2000, related primarily to acquisitions. The Company also had significant non-recurring costs related to landfill site repairs and maintenance projects at its Community landfill. These projects are expected to be completed during the fourth quarter of 2000. During the third quarter of 2000, Community landfill and the new Mostoller landfill also experienced high costs for processing and handling of daily cover material. Finally, the Company had increased labor costs as it ramped up operations at the new Mostoller landfill and the Eastern New England operations, which were acquired during the third quarter of 1999.

Depreciation and amortization expense includes depreciation of property and equipment over their useful lives using the straight-line method, amortization of goodwill and other intangible assets over their useful lives using the straight-line method, and amortization of landfill development costs using the units-of-production method. Depreciation and amortization expense increased approximately $0.4 million or 11.3% and $3.8 million or 46.6% for the three and nine-month periods ended September 30, 2000, to $3.9 million and $11.9 million, respectively. Depreciation and amortization expense for the comparable periods in 1999 were approximately $3.5 million and $8.1 million. The increase is the result of increased depreciation costs of the additional assets acquired through acquisition and increased amortization due to substantial increases in intangible assets related to acquisitions. Additionally, amortization of landfill development costs increased as a result of the increase in the amount of waste accepted at the Company's Mostoller landfill, which opened December 28, 1999. As a percentage of revenues, depreciation and amortization expense increased to 20.9% for the three months ended September 30, 2000 compared with 20.3% for the three months ended September 30, 1999. As a percentage of revenues, depreciation and amortization expense increased to 21.6% for the nine months ended September 30, 2000 compared with 21.6% for the nine months ended September 30, 1999.

No acquisition integration costs were recorded for the three months ended September 30, 2000. Acquisition integration costs totaled approximately $1.4 million for the three months ended September 30, 1999, and approximately $0.7 million and $2.4 million for the nine months ended September 30, 2000 and 1999, respectively. The reduction in 2000 is due to the high level of acquisitions in the first half of 1999.

Selling, general and administrative expenses consist of corporate development activities, marketing and public relations costs, administrative compensation and benefits, legal and accounting and other professional fees as well as other administrative costs and overhead. Selling, general and administrative expenses increased approximately $2.1 million or 80.2% and $4.1 million, or 62.3% to approximately $4.8 million and $10.8 million for the three and nine month periods ended September 30, 2000, respectively. Selling, general and administrative expenses for the comparable periods in 1999 were approximately $2.7 million and $6.7 million. As a percentage of revenues, selling, general and administrative expenses increased to 25.5% and 19.7% for the three and nine months ended September 30, 2000, respectively, from 15.3% and 17.8% for the same periods in 1999. The increase is due primarily to severance costs related to a reduction in staffing at the Company's corporate office in the third quarter of 2000, as well as increased legal costs to settle various acquisition related and other litigation. The reductions in corporate office staff are expected to result in annual savings of approximately $1.5 million. The Company also experienced higher levels of bad debts in the New York and Pennsylvania regions. During the first nine months of 2000, the increase in selling, general and administrative expenses was due to the full year impact of acquisitions complete in the third quarter of 1999.

During the quarter ended September 30, 2000, in accordance with Statement of Financial Accounting Standards No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121), the Company recorded a non-cash charge related to the impairment of assets of approximately $35.6 million, of which $26.0 million related primarily to transfer station and hauling assets which are held for sale, including certain intangible assets related to the operations expected to be sold, and $9.6 million related to an impairment of goodwill of continuing operations.

Interest expense and financing costs, net of capitalized interest costs increased approximately $0.4 million, or 8.8% to $4.4 million, for the three-month period ended September 30, 2000. Interest expense and financing costs, net of capitalized interest costs increased approximately $2.4 million, or 24.3% to $12.3 million for the nine-month period ended September 30, 2000. Interest expense and financing costs, net of capitalized interest costs for the comparable periods in 1999 were approximately $4.0 million and $9.9 million. The increases for the three- and nine-month periods are due primarily to an increase in the Company's overall effective borrowing rate and the full year impact of the Senior Notes, which were issued in March 1999. Interest is capitalized on landfill development costs related to permitting, site preparation, and facility construction during the period that these assets are undergoing activities necessary for their intended use. For the three and nine months ended September 30, 1999, the Company capitalized $0.4 million and $1.1 million of interest costs, respectively. No interest costs were capitalized in 2000.

The net loss for the nine months ended September 30, 2000, includes a non-cash charge of approximately $5.6 million in connection with the conversion of debt into equity, during the first quarter of 1999.

EBITDA:

EBITDA is defined as operating income from continuing operations excluding impairment loss, plus depreciation and amortization, which includes depreciation and amortization included in selling, general and administrative expenses. EBITDA does not represent, and should not be considered as an alternative, to net income or cash flow from operating activities, each as determined in accordance with generally accepted accounting principles ("GAAP"). Moreover, EBITDA does not necessarily indicate whether cash flow will be sufficient for such items as working capital, capital expenditures, or to react to changes in the Company's industry or to the economy in general. The Company believes that EBITDA is a measure commonly used by lenders and certain investors to evaluate a company's performance in the solid waste industry. The Company also believes that EBITDA data may help to understand the Company's performance because such data may reflect the Company's ability to generate cash flows, which is an indicator of its ability to satisfy its debt service, capital expenditures and working capital requirements. However, functional or legal requirements may require the conservation of funds for uses other than those previously described. Because EBITDA is not calculated by all companies and analysts in the same fashion, investors should consider, among other factors: the non-GAAP nature of EBITDA; actual cash flows; the actual availability of funds for debt service, capital expenditures and working capital; and the comparability of the Company's EBITDA data to similarly-titled measures reported by other companies. Adjusted EBITDA consists of EBITDA, as defined above, excluding non-recurring charges.

The following table sets forth, for the periods indicated, certain data derived from the Company's Consolidated Statement of Operations, to determine EBITDA and Adjusted EBITDA:
                                  Three months ended          Nine months ended
                                   September 30,                 September 30,
                                   2000          1999       2000           1999

Loss from operations       ($41,024,532) ($2,822,252) ($48,481,840)($ 4,810,066)

Depreciation and
   amortization               4,022,157    3,574,351    12,096,611    8,215,971

EBITDA                      (37,002,375)     752,099   (36,385,229)   3,405,905

Impairment loss              35,579,388         -       35,579,388        -

Acquisition integration costs     -        1,371,062       703,011    2,377,648

Adjusted EBITDA             ($1,422,987) $ 2,123,161     ($102,830) $ 5,783,553

EBITDA as a % of revenue     (193.4%)        4.3%         (64.9%)        9.1%

Adjusted EBITDA as
  a % of revenue              (7.6%)         12.2%         (0.2%)       15.4%

EBITDA decreased by approximately $37.8 million and $39.8 million during the three- and nine months ended September 30, 2000 to approximately ($37.0) million and ($36.4) million. As a percentage of revenue, EBITDA decreased to (193.4%) and (64.9%) during the three and nine months ended September 30, 2000 from 4.3% and 9.1% during the same periods in 1999. Adjusted EBITDA decreased by approximately $3.5 million and $5.9 million during the three- and nine months ended September 30, 2000 to ($1.4) million and ($0.1) million. As a percentage of revenue, adjusted EBITDA decreased to (7.6%) from 12.2% for the three months ended September 30, 2000 compared to the same period in 1999. For the nine months ended September 30, 2000, Adjusted EBITDA decreased to (0.2%) compared with 15.4% during the same period in 1999.

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

During the nine months ended September 30, 1999, WSI acquired five collection companies and a landfill in Central Pennsylvania, one collection company in Vermont, two collection companies, two transfer stations and a paper recycling plant in Eastern New England, two collection companies and a transfer station in New York and a collection company and transfer station in the Baltimore, Maryland/Washington, DC region. The aggregate cost of the acquisitions was approximately $113.0 million consisting of approximately $72.7 million in cash, $19.3 million in common stock, $11.6 million in Series C Preferred Stock and $9.4 million in assumed liabilities. The acquisitions have combined annual revenues of approximately $42.0 million.

WSI had approximately $1.9 million in cash as of September 30, 2000. This represents a decrease of approximately $11.0 million from December 31, 1999. The Company had negative working capital of approximately $29.2 million as of September 30, 2000, a decrease of approximately $21.1 million from December 31, 1999. This decrease in cash was primarily due to operating losses and the capital costs for its landfills in Central Pennsylvania and interest costs associated with the Senior Notes and Banknorth Credit Facility, partially offset by increased borrowings.

At September 30, 2000, the Company had approximately $7.7 million in trade accounts receivables. The Company has estimated an allowance for doubtful accounts of approximately $1.2 million, which is considered sufficient to cover future bad debts.

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

During the nine months ended September 30, 2000 the Company continued development and construction activities on several capital projects. There can be no assurance that additional debt or equity financing will be available, or available on terms acceptable to the Company. Any failure of the Company to obtain required financing would have a material adverse effect on the Company's financial condition and results of operation. Additions to landfills, property and equipment during the nine months ended September 30, 2000, were approximately $8.3 million.

For the nine months ended September 30, 2000 the Company used approximately $18.4 million for operating activities compared to cash provided of $0.8 million during the same period in 1999. The decreased cash flow from operations in 2000, excluding the non-cash impairment loss, was due primarily to the net loss from operations and interest expense for the nine months ended September 30, 2000. The remainder of the cash flow decrease was due to changes in the operating assets and liabilities including an increase in accrued expenses, offset by decreases in accounts payable and deferred revenue and an increase in accounts receivable.

Net cash used by investing activities during the first nine months of 2000 was approximately $10.9 million compared to $103.6 million in the same period in 1999. Capital expenditures of approximately $8.3 million were made in connection with ongoing construction projects, and purchases of property and equipment. In addition, the Company spent approximately $2.9 million on landfill closure costs. In 1999, the Company spent $84.1 million on acquisitions.

Net cash provided by financing activities during the first nine months of 2000 was approximately $18.2 million, primarily related to borrowings against the $25 million credit facility with BIII Capital Partners, L.P. The proceeds were offset by repayment of existing debt and expenses associated with the Series E and Series F stock exchanges.

On August 3, 1999, the Company entered into a $25 million credit facility with the Banknorth Group (the "Bank"). The credit facility has a three-year term with no interim principal payments required. Interest is payable quarterly at an interest rate of prime plus 1%. The credit facility is not callable by the Bank except, generally, in the event of default by the Company of any of its covenants set forth in the credit facility agreement. Certain of the financial covenants were established under the assumption that the Company was going to complete several acquisitions that would significantly increase the Company's earnings. These anticipated acquisitions were not consummated. As a result, the Company has not been in compliance with certain financial covenants at the end of any quarter since the loan's inception. On August 11, 2000, the Bank agreed to waive and forbear the Company's requirement to adhere to the financial covenants through the second quarter of 2001. On November 10, 2000, the Bank extended the waiver and forbearance agreement through January 2, 2002. Under the waiver and forbearance agreement, the Company repaid $6 million of the credit facility on September 22, 2000. In addition, 50% of the proceeds of asset sales, if any, will be used to pay down the credit facility. At December 31, 2000, the Company will provide additional collateral to the extent of any remaining balance under the credit facility.

On April 20, 2000, the Company entered into a one-year unsecured $7.5 million credit facility with BIII Capital Partners, L.P. ("BIII"), a major stockholder of the Company. The facility provides for the repayment of any borrowings, plus interest at 20% on April 20, 2001. On June 25, 2000, the facility was expanded to $25 million under the same terms. Borrowings under this credit facility totaled $25 million at September 30, 2000. On October 17, 2000, the Company entered into a $4.5 million collateralized loan with BIII. The loan provides for interest at prime plus 4% and matures on April 20, 2001.

At September 30, 2000, the Company had approximately $134.8 million of long-term debt and notes payable. The Company is currently in discussions regarding new banking relationships with various financial institutions.

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

Based upon its current operating plan, the Company believes that its cash and cash equivalents, available borrowings, future cash flow from operations and the proceeds of future debt and equity financings and potential asset sales will satisfy the Company's working capital and capital project needs for the near future. However, there can be no assurances in this regard.

Certain Factors Affecting Future Operating Results

The following factors, as well as others mentioned in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, (filed March 30,
2000), could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q:

- Our history of losses makes investment in Waste Systems highly speculative.
- Our high level of indebtedness  could adversely  affect our financial  health.
- Incurring more debt could further exacerbate the risks of our high level of indebtedness.
- We may not generate enough cash to service our indebtedness or our other liquidity needs.
- We have no control over many factors in our ability to finance planned growth.
- Loss of key executives could affect Waste Systems' ability to achieve our business objectives.
- Failed acquisitions or projects may adversely affect our results of operations and financial condition.
- Our business may not succeed due to the highly competitive nature of the solid waste management industry.
- Seasonal revenue fluctuations may negatively impact our operations.
- The geographic concentration of our operations magnifies the risks to our success.
- Potential difficulties in acquiring landfill capacity could increase our costs
- Failure to obtain landfill closure performance bonds and letters of credit may adversely affect our business.
- Estimated accruals for landfill closure and post-closure costs may not meet our actual financial obligations.
- Environmental and other government regulations impose costs and uncertainty on our operations.
- We are exposed to potential liability for environmental damage and regulatory noncompliance.
- Our environmental liability insurance may not cover all risks of loss.
- Addressing local community concerns about our operations may adversely affect our business.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Effective November 14, 2000, Philip Strauss resigned from the positions of President and Chief Executive Officer. John Boyer, formerly the Company's Vice President and Chief Operating Officer, was named President and Chief Executive Officer of the Company.

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

                                    WASTE SYSTEMS INTERNATIONAL, INC.




Date: November 14, 2000             By: /s/ John M. Boyer
                                    John M. Boyer
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: November 14, 2000              By: /s/ James L. Elitzak
                                     James L. Elitzak
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)